Form 10-K
period 2011-06-30
FITS MY STYLE INC
filed 2011-09-22
CIK 1509261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 000-54495

FITS MY STYLE INC.
(Name of registrant as specified in its charter)

Nevada	27-3440894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9A Yadin Igal St Ra'anana, Israel	43582
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number  + 972 9 7748757

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.         Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.               ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☒		(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).            Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $39,300.

As of September 22, 2011, there were 3,836,000 shares of common stock par value $0.001 per share, outstanding.

Our financial statements are stated in thousands United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP).

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "FMS" mean Fits My Style Inc. unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements". Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "intends," "plans" "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements.  We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 – “Business” and Item 7 – “Management’s Discuss and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report. The factors discussed herein, including those risks described in Item 1A. “Risk Factors”, and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and except as required by law we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1.  Business.

We were incorporated in the State of Nevada on July 26, 2010. We are a development stage company and to date, have not generated any revenue from operations. On June 14, 2010 we filed a registration statement on Form S-1 which was declared effective on August 12, 2011. As a result we became a reporting company.

We are yet to initiate operations and are still in the process of technological development.
Our goal is to develop an interactive web service followed by a Smartphone application that will allow potential buyers to visualize how merchandise would look like as if the merchandise was placed in their home, office or any other location before they actually purchase the product.

Web Service / Smartphone Application Functionality Description

The Merchant-to-Location suitability evaluation web service we are developing is planned to be added to an existing vendor’s web site consisting of an online catalog of furniture, paintings, home décor accessories etc. We plan and hope that once our web service is developed, potential buyers would be able to browse through the catalog, select merchandise and customize color, finish and other options that the vendor’s website offers. Once developed, we hope that our web service will provide the potential buyer with an option to upload a previously taken photo of the location intended for the proposed purchase, and by using a set of user friendly tools, place the virtual merchandise onto the uploaded photo. The product could then be moved, scaled, and positioned anywhere over the photo to allow the potential buyer to experience how the merchandise would fit into or look like in the intended location. The Smartphone application we are aiming to develop will hopefully have the same functionality as the web service differentiated by the ability to upload a picture taken from the phone’s camera.

Our web service will not offer the ability to take the location photo. The photo needs to be taken, digitized and transferred to a computer with internet connectivity by the potential buyer and only then can be uploaded to the web service.

The development of the web-service is planned to be in stages. The first stage includes the development of a “Proof-of-Concept” website which is out-sourced to beIT Visual Communications. beIT Visual Communications will develop the “Proof-of-Concept” website for a total fixed cost of $10,000, pursuant to a web site design consultation agreement (the “Web Site Design  Agreement”). beIT Visual Communications  has recently finalized phases 1, 2 and 3 of Exhibit “A” in the Web Site Design Agreement for which it was paid $5,000. We currently expect the development of the “Proof-of-Concept” website to be completed by January 2012. The “Proof-of-Concept” website will include the minimum functionality needed in order to display our concept and highlight the basic features which we are hoping to develop. The “Proof-of-Concept” website is not planned to be a mature product that can be marketed.

The second stage will be to develop an advanced and feature rich version of the web-service that will include all the enhanced functionally and business logic. This stage is not currently planned to be outsourced and will require recruiting in-house development staff, renting adequate space and require major additional funding. During this second stage, we hope to develop a Beta Version that is as close as possible for public release. To achieve the utmost user experience, we are hoping to use Microsoft Photosynth technology or a comparable technology. The use of Photosynth technology or a comparable technology is a crucial part of our development. Microsoft is offering commercial licenses for its Photosynth technology and we hope to be able to use it or a comparable technology when needed.  We currently have no agreements for such technology.  To cover some of the funding needed for the Beta version and further development we will need to raise additional capital by selling equity. We estimate that the development of the Beta Version will take approximately 12 to 18 months after we have completed the “Proof of Concept” website, raised the required capital and hired the staff needed. Furthermore, our product will not be able to be fully marketed until after completion of the Beta version. There can be no assurances that we will be successful in developing the product features that we envision or that additional capital will be available to us.

Our Target Customers and Market

We will target furniture and home décor accessories manufacturers and retailers. The first stage would be to address those vendors who already have a website with an online catalog and offer to sell their merchandise online via their website. Their offerings will have the ability to perform a suitability check within their own website. Customers who already have an online catalog on their website will be able to integrate our merchant-to-location suitability evaluation web service into their existing website. Using our technology, potential buyers that are planning to purchase merchandise on the vendor’s website, will gain added assurance that the merchandise will further meet their expectations, and may reduce their uncertainties when deciding whether or not they should purchase the merchandise from the vendor’s website.

We believe that those vendors who will become our customers would benefit from the probable increase of online sales as a result of the buyer's increased certainty that the merchandise would meet their expectations, after seeing how the merchandise would look like in its designated location. We also believe that our web service could reduce costly merchandise returns due to the buyer's dissatisfaction originated by the merchandise being incompatible with the physical location the buyer intended for the merchant.

Distribution Methods

Our primary distribution method will be to sell our merchant-to-location suitability evaluation web service as an integrated service within our customers' (furniture or home décor accessories manufacturers and retailers) existing website. We see it as a premium upgrade to their online catalog that will offer not just a visual image of the merchandise, but will allow potential buyers to better comprehend how likely the merchandise would fit into its intended location, hence making the purchase decision easier.

We will have no business interaction with the potential buyers of the vendor’s website and most likely not generate any income from their purchases. We see in the service that we will be offering a major part of the future online-shopping purchasing process. If our service would be intuitive and prove to be worthy, we believe that potential buyers would prefer buying on a website incorporating our services rather than on a website that is not.

The profile of potential buyers ranges from students via newlywed couples to middle aged, middle class families that are computer and internet literate and have online-shopping experience. The potential buyers do not need any architectural or interior design knowledge, should be willing to explore new purchasing experiences and are looking for ways to improve their online-shopping experience.

We see as highly potential customers those manufacturers and retailers who do not have an online catalog; those with a catalog that is not current or difficult to maintain; or those that are looking to upgrade their catalog and make the next step into online sales. Using our services, those customers would have an intuitive and easy to operate topnotch online catalog. The catalog will offer their merchant in all its flavors and options and will obviously include the merchant-to-location suitability evaluation capabilities.

Another distribution method would be to approach customers who do not have a website, or do not have an online catalog in their website using email advertisements. Those customers will be able to have a mini-website that will include an online-catalog with their merchants and will offer the merchant-to-location suitability evaluation web service as well.

We plan to initiate our distribution methods by contacting websites that keep an “open minded” approach and are willingly accepting integration of new sales methods and technologies. We may even approach such websites while still in development phase to pursue field trials and have some install-base before we launch our final web service. Such an achievement will have a major effect on our distribution successfulness in the first stage.

Whether we will have field trials or not we will focus our distribution methods in companion with our potential clients to assist them in attracting new customers. Since we are building a complete brand that incorporates several lines of business which share the same need, we believe there is a great possibility that a customer may reach a certain retailer’s website simply because it offers our service. For example if a customer wishes to purchase a sofa in a certain website but can’t seem to find a matching Coffee Table, the next step the customer would do is to look for Coffee Tables within websites that offer our service, where he can simulate whether the Coffee Table matches the sofa or not, prior he moves on to other websites which do not offer our service.

The “Fits My Style” Brand consists of five sub-brands where each brand reflects the distinctive adaptation it contains to meet its targeting goals:

Fits My Home – Living room / dining room furniture, décor, accessories, etc.	Fits My Bath – Bath accessories, mirrors, decorative tiles, rugs, etc.	Fits My Kitchen – Islands, sideboards, cabinets, breakfast nooks, etc.

Fits My Garden – Benches, deep seating, swings, gazebos, etc.	Fits My Office – Executive, conference, waiting areas, home office, etc.

For each brand we have already purchased a domain name and each web service will offer the Fits My Style merchant-to-location core service with certain amendments that are required to achieve a compliant result.  The company holds the following domain names:

1.	fitsmystyle.com

2.	fitsmyhome.com

3.	fitsmybath.com

4.	fitsmykitchen.com

5.	fitsmyoffice.com

6.	fitsmygarden.com

7.	fitsmynursery.com

8.	fitsmyroom.com

9.	fitsmybed.com

10.	fitsmylifestyle.com

11.	fitsmyworld.com

12.	fitsmyneeds.com

We are currently using only the first six domains. Regarding the rest, we may or may not use them, but we will reserve them until we fully investigate whether or not we need and will be able to support specific requirements that may arise when targeting our merchant-to-location service to the specific merchants related to these domains.

Intellectual Property

We have not registered any patents covering our technology. Our only intellectual property consists of the twelve domain names indicated above. When the technology is completed, we will own the web service and will license it to our customers.

Competition

To our knowledge, currently there is no competition to our merchant-to-location suitability evaluation web service, which is a unique invention with various applications. The services that are available today and offer similar functionality are all based upon professional CAD (Computer Aided Design) software and require some knowhow and understanding in architectural design and plans reading. Using these services the user needs to primary design his room using the CAD tools available on the website and then drag on the design 3D models from a certain vendor’s predefined library. Those services do not make use of a non-professional photo taken using unprofessional equipment as a basis for their design. In addition, none of these websites offer the ability to place on the image merchants from various vendors. There can be no assurance, however, that similar products may not come to the market in the near future. There might be some competition to certain applications of the merchant-to-location suitability evaluation however.

Government Regulation

To the best of our knowledge, we do not require any government approvals to conduct our business and the effects of any government regulation on our business are expected to be minimal and/or immaterial.

Employees

We have no full time employees at this time. All functions including development, strategy, negotiations and clerical are currently being provided by our officers on a voluntary basis. The development of our website is being done by a development company owned by our Chief Executive Officer

Research and Development

Our research and development expenses were $24,500 in the period from July 26, 2010 (inception) to June 30, 2011.

Item 1A. Risk Factors.

The following risk factors, among others, could affect our actual results of operations and could cause our actual results to differ materially from those expressed in forward-looking statements made by us. These forward-looking statements are based on current expectations and except as required by law we assume no obligation to update this information. You should carefully consider the risks described below and elsewhere in this annual report before making an investment decision. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. Our common stock  is not yet traded and the value of our common stock could decline due to any of these risks, and you may lose all or part of your investment. The following risk factors are not the only risk factors facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

Risks Related to Our Business and Industry

We expect losses in the future because we have no revenue to offset losses.

As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with the development and implementation of our business plan. We have a net loss of $41,927 and net cash used by operations of $4,770 from July 26, 2010 (inception) through June 30, 2011. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

We are a development stage company and have not commenced our planned principal operations.  We have no revenues and incurred a net loss of $41,927 during the period July 26, 2010 (inception) to June 30, 2011.  Furthermore, we anticipate generating losses for the next 12 months. These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period July 26, 2010 (inception) to June 30, 2011. Our ability to continue as a going concern is dependent upon our ability to raise additional funds, either in the form of debt or equity or some combination thereof and/or achieve sufficient profitable operations. There is no assurance that the Company will be able to raise such funds or achieve such profitable operations.

Since our officers can work or consult for other companies, there can be a conflict of interest and their activities could slow down our operations.

Mr. Nir Bar, our president and also a member of our board of directors, is not required to work exclusively for us. He does not devote all of his time to our operations. Therefore, it is possible that a conflict of interest with regard to his time may arise based on his other employment. His other activities may prevent him from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slow down in operations. We do not have any agreement with Mr. Bar regarding the services he is to provide to us.  It is expected that Mr. Bar will devote between 15 and 20 hours per week to our operations on an ongoing basis, and will devote full days and even multiple days at a stretch when required.

We have a limited operating history upon which to base an investment decision.

We are a start-up company that is in the initial stages of product development and has no track record in terms of operating history, revenue generation or profitability.  By virtue of this fact we do not have historic indicators by which to evaluate the reasonableness of our proposed objectives.  This is an uncertainty common across a majority of start-up enterprises and our prospects must be considered in this light.

We require significant capital that we can’t be certain to obtain. Even if we do obtain financing our then existing shareholders may suffer substantial dilution.

Our capital requirements in connection with research and development, marketing and in-house operating expenses will be significant. Such funds may come from the sale of equity and/or debt securities and/or loans. Given existing difficulties in credit markets, no assurance can be given that funds will certainly be made available to us on terms we deem acceptable.  The inability to raise the required capital will restrict our ability to develop and market our product and may reduce our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the Company to become dormant. We currently do not have any arrangements or agreements to raise additional capital. Any additional equity financing may involve substantial dilution to our then existing shareholders.

Our inability to raise sufficient capital or generate adequate revenue to meet our obligations and fund our operating expenses may require us to curtail or cease operations.

We have not had any revenues since our inception. Failure to raise adequate capital and generate adequate sales revenues to meet our obligations and develop and sustain our operations could result in our having to curtail or cease operations. Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop our business to a level where it will generate profits and cash flows from operations sufficient to sustain us. These matters raise substantial doubt about our ability to continue as a going concern. Our independent auditors currently included an explanatory paragraph in their report on our financial statements regarding concerns about our ability to continue as a going concern. Accordingly, our failure to generate sufficient revenues or to generate adequate capital could result in the failure of our business and the loss of your entire investment.

We are heavily dependant on management from an operational perspective.

We are dependent upon the services of our management to determine and implement our overall focus and strategy.  We rely on the decisions of management to be in our best interest.  However, like in any other business this is sometimes not the case, and to that extent, our commercial viability may be impaired.

We are exposed to the whims of industry.

A major part of the public release version of our Merchant-to-Location core development relies on a technology called Photosynth developed by Microsoft which we have no contract with and is not bound to us by any means. If Microsoft chooses to cease the development and support of this technology and if we are unable to contract for comparable technology our development would be affected in a way that may lead us into a situation where we will not be able to deliver the product nor the services we intended to develop and harm our ability to execute our business plan. The “Proof-of-Concept” website however, which is being developed by beIT Visual Communications, will not require use of such technology.

We may fail in the development of our web service or to hire qualified people or to have the capital needed to develop final product and as a result our ability to execute our business plan may be negatively affected.

The development of our web service is complicated and our success cannot be guaranteed. Initial development of a preliminary proof-of-concept website is planned to be outsourced to a company controlled by our president Mr. Nir Bar. The development of a commercial version of our web service and the Smartphone application will require additional resources, hire in-house manpower, and raise substantial amount of additional capital. We cannot guarantee that we will be able to succeed in achieving all or any of these requirements. The immediate implication of such failure is a harmful impact in our ability to execute our business plan.

Since the agreement we have with a related party to develop our technology can be terminated at any time, we are vulnerable to not being able to have the technology developed.

Since we have no employees or contractors engaged to develop the web site and related technology, we rely solely on beIT Visual Communications Ltd., an Israeli company affiliated with an officer and director. Said agreement provides that the contractor can terminate the agreement at any time upon 45 days' notice, Furthermore, the term of the agreement is completed upon the earlier to occur of January 31, 2012 or when the scope of the engagement is completed. In either of these situations, the web site and related technology may not be completed yet we would not have the services of our contractor. This could result in the company not having a product to market.

Our products may not achieve market acceptance.

We are planning to develop a web service offering capabilities that to our best knowledge do not currently exist in the market. Poor market acceptance of the web service and its features or other unanticipated events may result in lower revenues than anticipated, making anticipated expenditures on development, advertising and promotion not feasible.

Our web service may turn out to be unattractive, unneeded, or incomplete

We assume that there is a need and a market for the services planned to be offered by the web service we intend to develop. Those assumptions are not backed by any market or success potential research. Therefore there is a great uncertainty about what the results of our development would be. There may not be a market or a need for such services; the services may turn out to be business depressive to our potential clients; the services may be in complete requiring unplanned development. Those possibilities and others that we may not have projected could harm our ability to execute our business plan.

Failure to attract and retain qualified employees could harm our ability to execute our business plan.

To date, we have no employees other than our sole officer and we can provide no assurance we will be able to attract and retain qualified engineers while ensuring that labor costs will be kept low, or that, if they do increase, they can be matched by corresponding increases in revenues.

We do not have any protected intellectual property

We are not planning to develop any new technology or anything that we can claim intellectual property rights of. We are not planning to submit any patent applications for approval. Services similar to the ones offered by our web service may be easily used by potential competitors in their respective websites.

Intellectual property claims against us could be costly and could impair our business.

We believe that we do not infringe patents or other proprietary rights of third parties. However, there can be no assurance that third parties will not claim that our current or future developments infringe such rights of third parties. Any such claim, with or without merit, could result in costly litigation or require us to enter into royalty or licensing agreements in order to obtain a license to continue to develop and market the affected service. There can be no assurance that we would prevail in any such action or that any license (including licenses proposed by third parties) would be made available on commercially acceptable terms, if at all. If we become involved in litigation over proprietary rights, it could consume a substantial portion of our managerial and financial resources, which could have a material adverse effect on our business and financial condition.

We may not be able to compete with competitors, some of whom have greater resources and experience than we do.

We see our development as a complementary service to any website selling online merchants. Although we do not view ourselves as a threat to any company, some companies may view our concept and services as a threat to them and could look for ways to prevent us from getting into the market or reduce our market share once created. Such companies can also develop more effectively alternate services and may be able to introduce such services into the market in favorable terms and using aggressive pricing or licensing policies, which may hinder our ability to penetrate the market.

If we are unable to obtain funding, our business operations will be harmed. Even if we do obtain financing our then existing shareholders may suffer substantial dilution.

We will require funds to develop the commercial version of our web service, create a marketing program and address all necessary concerns to achieve sales and income. We anticipate that may require additional capital to fund our operations for the next twelve months. Such funds may come from the sale of equity and/or debt securities and/or loans. It is possible that additional capital will be required to effectively support our operations and to otherwise implement our overall business strategy. The inability to raise the required capital will restrict our ability to develop and market our service and may reduce our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the company to become dormant. We currently do not have any arrangements or agreements to raise additional capital. Any additional equity financing may involve substantial dilution to our then existing shareholders.

We may not be able to raise sufficient capital or generate adequate revenue to meet our obligations and fund our operating expenses.

We have not had any revenues since our inception. Failure to raise adequate capital and generate adequate sales revenues to meet our obligations and develop and sustain our operations could result in our having to curtail or cease operations. Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop our business to a level where it will generate profits and cash flows from operations sufficient to sustain us. These matters raise substantial doubt about our ability to continue as a going concern. Our independent auditors currently included an explanatory paragraph in their report on our financial statements regarding concerns about our ability to continue as a going concern. Accordingly, our failure to generate sufficient revenues or to generate adequate capital could result in the failure of our business and the loss of your entire investment.

Our business may at a later date transact internationally attracting currency risk that would have to be hedged.

Our initial operations will be based in Israel, a country whose principle dealings are transacted in New Israeli Shekels. This will incur risk, particularly as we are exposed to currency fluctuations inherent in international dealings. This may lead to significant gains or losses that do not represent operational performance in our financial results. We will try to manage this risk through adopting what we regard as the appropriate hedging instruments relevant to the volume and location of international business. The volume of international business is difficult to predict and hence the magnitude of this risk can not be accurately forecasted.

Our By-laws contain provisions indemnifying our officers and directors against certain expenses incurred by them.

Our By-laws provide for indemnification of our directors and officers for expenses they incur in such capacities as parties to litigation involving us, provided that such officer or director is not adjudged negligent in carrying out his or her duties as a director or officer.  In the event that an officer or director seeks indemnification under such provisions, we may incur significant legal and other costs.

Our charter documents do not contain explicit anti- takeover provisions, which could result in a change of our management and directors if there is a take-over of our Company.

We do not currently have a shareholder rights plan or any explicit anti- takeover provisions in our charter documents. The lack of explicit anti-takeover provisions in our charter documents makes a change in control of our Company easier to accomplish.

Risks Related to our Location in Israel

Conditions in Israel may impact on operational viability as well as market demand for our product.

We will initially be launching our product in Israel before rolling it out to other western nations including the US. This exposes us to the economic, political and military conditions in the country at any given time. Given the turbulent conditions inherent to the region, adverse conditions going forward are a realistic probability and might include:

•	Major hostilities involving Israel,
•	International boycotts of Israeli products and services, or
•	A significant downturn in the Country’s economic and financial conditions.

Since Israel’s inception in 1948 a number of conflicts have arisen with its Arab neighbors varying in intensity. It is not beyond reason that a significant escalation could ensue that could have a materially impact on our operations and performance that in turn would influence our share price.

Furthermore, there are a number of countries that boycott Israeli products and companies. This will inhibit sales opportunities in those countries.

Risks Related to Our Common Stock

The price for common stock being offered has been arbitrarily determined.

The price of common stock in our recent offering has been arbitrarily determined and is not representative of our asset value. There has been no independent appraiser employed to determine the appropriate value at the date of issue and hence no assurance can be given that the offering price is fair and representative of the value of the investment. We recommend that any investor consult his own professional team to determine an independent opinion on value.

The shares are an illiquid investment and transferability of the shares is subject to significant restriction.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. Monarch Bay Associates, LLC has agreed to act as our market maker and to file an application with the Financial Industry Regulatory Authority for our common stock to be eligible for quotation on the Over the Counter Bulletin Board. If for any reason our common stock is not quoted on the OTC Bulletin Board or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so.

Our shares are likely to be subject to “penny stock” rules.

Penny stock rules are described by the SEC website as follows:

The term “penny stock” generally refers to low-priced (below $5), speculative securities of very small companies. While penny stocks generally are quoted over-the-counter, such as on the OTC Bulletin Board or in the Pink Sheets, they may also trade on securities exchanges, including foreign securities exchanges. In addition, penny stocks include the securities of certain private companies with no active trading market.

Before a broker-dealer can sell a penny stock, SEC rules require the firm to first approve the customer for the transaction and receive from the customer a written agreement to the transaction. The firm must furnish the customer a document describing the risks of investing in penny stocks. The firm must tell the customer the current market quotation, if any, for the penny stock and the compensation the firm and its broker will receive for the trade. Finally, the firm must send monthly account statements showing the market value of each penny stock held in the customer’s account.

Penny stocks may trade infrequently, which means that it may be difficult to sell penny stock shares once you own them. Because it may be difficult to find quotations for certain penny stocks, they may be impossible to accurately price. Investors in penny stocks should be prepared for the possibility that they may lose their whole investment.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and NYSE AMEX Equities exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted these measures.

We do not currently have independent audit or compensation committees. As a result, the director has the ability, among other things, to determine his own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

The costs to meet our reporting and other requirements as a public company subject to the Exchange Act of 1934 will be substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

As a result of being subject to the reporting requirements of the Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $35,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, we may not have sufficient funds to grow our operations.

Item 1B.  Unresolved Staff Comments.

Not Applicable.

Item 2.  Properties.

The Company’s principal executive office is located at 9A Yadin Igal Street, Ra’anana, Israel. We are using such space which belongs to Nir Bar, who is a director and an officer of our Company, free of charge. We believe that this space will be sufficient until we open our first facility and need to hire employees. We do not own or lease any real property elsewhere.

Item 3. Legal Proceedings.

None.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On June 14, 2010 we filed a registration statement on Form S-1 which was declared effective on August 12, 2011. However, our shares are not traded yet on any stock market or quotation system. Monarch Bay Associates, LLC has agreed to act as our market maker and to file an application with the Financial Industry Regulatory Authority for our common stock to be eligible for quotation on the Over the Counter Bulletin Board.

As of September 16, 2011, there were 46 holders of record of our common stock. As of such date, 3,836,000 shares of our common stock were issued and outstanding.

VStock Transfer, LLC is the registrar and transfer agent for our shares of common stock. Its address is 150 West 46th Street, 6th Floor, New York, NY 10036; Telephone: (212) 828-8436

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of doing so. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our Board of Directors.

Recent Sales of Unregistered Securities

Between October and December of 2010, we conducted a private placement whereby we sold an aggregate of 776,000 shares of our common stock to six accredited investors who purchased for the their own account and not with a view toward a distribution or intent to resell or distribute pursuant to an exemption from registration under Rule 506 under Regulation D of the Securities Act and 35 investors who were not U.S. persons and who acquired the shares for their own account not on account of any U.S. person and without a present intent to resell or distribute pursuant to an exemption from registration under Regulation S of the Securities Act, for an aggregate consideration of $38,800, or $0.05 per share. The private placement did not involve a public offering.

In December 2010 we issued 10,000 shares of our common stock to a consultant for consulting services rendered to us. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation S promulgated by the Securities and Exchange Commission and did not involve a public offering.

The above issued shares were subsequently registered on a registration statement on Form S-1 filed with the SEC which became effective on August 12, 2011.

 In August 2010, by action taken by our board of directors, we issued 490,000 shares of our common stock to Nir Bar, our President, Treasurer and Director, in consideration for the assignment of all of his rights in what is known as the Fits My Style products and invention. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation S promulgated by the Securities and Exchange Commission.

In August 2010, by action taken by our board of directors, we issued 10,000 shares of our common stock to Guy Turnowski, our Director, in consideration for services to be rendered. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation S promulgated by the Securities and Exchange Commission.

In August 2010, by action taken by our board of directors we issued to three of our founders, 2,550,000 shares of our common stock in consideration for $3,000. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D or S promulgated by the Securities and Exchange Commission.

Item 6. Selected financial data.

Not Applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto included elsewhere in this  annual report. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the present assessment by our management.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Special Note Regarding Forward-Looking Statements” elsewhere in this prospectus.

Significant Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of the financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. On a regular basis, management reviews our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.  Our significant accounting policies are described in note 2 to our financial statements for the period of July 26, 2010 (inception) to June 30, 2011.

Plan of Operation

Over the next twelve months, the Company intends to focus on the following activities:
1)	Research and Development
a)
Alpha “Proof-of-Concept” Version - we are currently putting all our research and development efforts to develop a “Proof-of-Concept” website which includes some of the functionality we plan to include in our Merchant-to-Location web service final release.    The Proof-of-Concept version will include only the basic functionality of our Merchant-to-Location web service within a mockup website that we own, imitating a retail online store. We plan to use the mockup website as a presentation tool to hopefully achieve business partnerships with select website owners that will hopefully agree to incorporate  future releases of our Merchant-to-Location web service in their website. The Proof-of-Concept will hopefully give us a better hands-on understanding of “real-world” needs and will be a platform for performing various evaluation tests of the web service capabilities.

The Proof-of-Concept version basically includes the minimum functionality needed to display our concept and it is planned to be masked as a Joe Doe online retail web store.
We currently expect the Proof-of-Concept website to be hopefully released towards the end of January 2012.

b)
Beta Version – Shortly after the Alpha release, we will focus on evaluating various alternatives for developing a more advanced and complete version of our merchant-to-location web service. New additions to this version would be its administrative back-office capabilities that relies heavily on the company’s business logic which we believe would mature once we establish partnerships with website owners and completely understand their needs. The Beta version will also include greater capabilities and many more features that will not be available in the “Proof-of-Concept” release. The release of the Beta version is not planned to be outsourced and will require recruiting in-house development staff, renting adequate space and require major additional funding. We estimate that the development of the Beta Version will take approximately 12 to 18 months after we have completed the “Proof of Concept” website, raised the required capital and hired the staff needed. There can be no assurance however that additional capital will be available to us.

c)
Public Release – The next phase would be to gather the knowhow and feedback from the trials conducted with the Beta version in order to construct a stable and mature Public Release version that will be marketed globally.

The Public Release is mentioned here but it is not planned to be executed within the twelve months period covered by this paragraph, it is here simply to completely closure the development roadmap.

2)	Sales and Marketing
a)
Trial Installations – We will focus our sales and marketing strategies to create business relations with website owners that offer to sale their merchants online in order to have field trials and some install-base. We will approach such website owners that keep an “open minded” approach and are willingly accepting new technologies and sales promotion aids. These installations would help us to better understand the market needs and by that helping us shape the final product to match those needs and avoid unnecessary development.

This phase is a crucial phase that reflects directly on our Research and Development roadmap. Failing to achieve such business relations may stall the development of our Beta Release.

b)
Soon after we have some trial installations and a clear picture of what will be included in the Beta / Final Release of our merchant-to-location web service, we plan to evaluate distribution methods and geographical markets and explore the following options in order to generate revenue:

i)
Signing long term agreements with website owners to adapt our technology and incorporate our web service into their website to become and integrated phase in the online purchase process available on their website.

ii)	Licensing our technology to software companies that develop shopping carts solution to incorporate our web service as an integral part of their solution

iii)	Licensing our technology to hosting companies offering turnkey ecommerce hosting packages.
3)	General and Administration
a)	In the next twelve months we plan to maintain a very low monthly burn rate until achieve some trial installations. The estimate budget for this duration is $40,000 constructed from the following:
i)	$10,000 – developing the proof-of-concept web service
ii)	$2,000 – hosting services, domain names maintenance and other IT requirements
iii)	$28,000 – costs associated with the status of public company..

RESULTS OF OPERATIONS – PERIOD OF JULY 26, 2010 TO JUNE 30, 2011

As we were incorporated in July 2010, we have minimal operating history from which to report and have generated no revenues since incorporation. As of June 30, 2011 we had a net loss of $41,927 attributable to research and development and general and administrative expenses.

Research and Development

Research and development expense for the period July 26, 2010 (inception) to June 30, 2011 amounted to $24,500 relating to issuance of shares to our Chief Executive Officer in consideration for the assignment of all of his rights in what is known as the Fits My Style products and invention.

General and Administrative

General and administrative expenses for the period July 26, 2010 (inception) to June 30, 2011 amounted to $17,427 and included costs relating to compensation of our director and of our consultant as well as expenses in connection with our incorporation, preparation and filing of our registration statement.

Liquidity and Capital Resources

As of June 30, 2011, we had total current assets of $37,030 and current liabilities of $11,657. As of June 30, 2011, we had cash of $37,030.

Net cash used in operating activities as of June 30, 2011 was $4,770, cash provided by financing activities as of June 30, 2011 was $41,800, and consisted of funds raised in connection with the offering conducted by us in the last quarter of 2010 as well as funds invested by our founders.

From October through December of 2010, we conducted a private placement whereby we offered and sold an aggregate of 776,000 shares of our common stock to 6 shareholders pursuant to an exemption from registration under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) and 35 shareholders pursuant to an exemption from registration under Regulation S of the Securities Act, for an aggregate consideration of $38,800, or $0.05 per share.

As of June 30, 2011, we had a net loss and a deficit accumulated during the development stage of $41,927. This factor raises substantial doubt about our ability to continue as a going concern. While we have positive working capital at June 30, 2011, management expects that its current cash resources as well as expected lack of operating cash flows will not be sufficient to sustain operations for a period greater than one year.

Going Concern Consideration

The ability of the Company to continue as a going concern is dependent on management's plans, which include continuing to raise equity based financing as well as development of the business plan. Our audited financial statements included in this report, as well as the audited financial statements included in our Registration Statement on Form S-1 (Registration No. 333-174892) for the period ended March 31, 2011, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The Company believes that it will need approximately $40,000 to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. The Chief Executive Officer has orally agreed to lend funds to the Company in the event capital is required for the operations of the Company. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.    Financial Statements and Supplementary Data.

Our financial statements are stated in thousands United States dollars (US$) and are prepared in accordance with U.S. GAAP.

Fits My Style, Inc.
(A Development Stage Company)
Financial Statements
June 30, 2011

CONTENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheet - June 30, 2011	F-2

Statement of Operations -
From July 26, 2010 (inception) to June 30, 2011	F-3

Statement of Stockholders’ Equity -
From July 26, 2010 (inception) to June 30, 2011	F-4

Statement of Cash Flows -
From July 26, 2010 (inception) to June 30, 2011	F-5

Notes to Financial Statements	F-6 - F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Fits My Style, Inc.

We have audited the accompanying balance sheet of Fits My Style, Inc. (a development stage company) as of June 30, 2011, and the related statements of operations, stockholders’ equity and cash flows from July 26, 2010 (inception) to June 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fits My Style, Inc. (a development stage company) as of June 30, 2011, and the results of its operations and its cash flows from July 26, 2010 (inception) to June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a net loss and deficit accumulated during the development stage of $41,927 and net cash used in operations of $4,770 for the period ended June 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Boca Raton, Florida
August 23, 2011

Fits My Style, Inc
(A Development Stage Company)
Balance Sheet
June 30, 2011

Assets

Current Assets
Cash	$37,030
Total Current Assets	37,030

Total Assets	$37,030

Liabilties and Stockholders' Equity

Current Liabilities:
Accounts payable	$11,657
Total Current Liabilities	11,657

Stockholders' Equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 3,836,000 shares issued and outstanding	3,836
Additional paid-in capital	63,464
Deficit accumulated during the development stage	(41,927)
Total Stockholders' Equity	25,373

Total Liabilties and Stockholders' Equity	$37,030

See accompanying notes to financial statements

Fits My Style, Inc
(A Development Stage Company)
Statement of Operations

From July 26, 2010
(Inception) to
June 30, 2011
Operating Expenses
Research and development	$24,500
General and administrative	17,427
Total Operating Expenses	41,927

Net loss	$(41,927)

Net loss per common share - basic and diluted	$(0.01)

Weighted average number of common shares outstanding during the period - basic and diluted	3,468,903

See accompanying notes to financial statements

Fits My Style, Inc
(A Development Stage Company)
Statement of Stockholders' Equity
From July 26, 2010 (Inception) to June 30, 2011

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock, $0.001 Par Value		Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Issuance of common stock for cash - related parties ($0.001/share)	2,550,000	$2,550	$450	$-	$3,000

Issuance of common stock for cash - third parties ($0.05/share)	776,000	776	38,024	-	38,800

Issuance of common stock for services - related party ($0.05/share)	10,000	10	490	-	500

Issuance of common stock for services - third party ($0.05/share)	10,000	10	490		500

Issuance of common stock for intellectual property - related party ($0.05/share)	490,000	490	24,010	-	24,500

Net loss - period ended June 30, 2011	-	-		(41,927)	(41,927)

Balance - June 30, 2011	3,836,000	$3,836	$63,464	$(41,927)	$25,373

See accompanying notes to financial statements

Fits My Style, Inc
(A Development Stage Company)
Statement of Cash Flows
From July 26, 2010 (Inception) to June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(41,927)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for intellectual property - related party	24,500
Stock issued for services - related party	500
Stock issued for services	500
Changes in operating assets and liabilities:
Increase in accounts payable	11,657
Net Cash Used In Operating Activities	(4,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	41,800
Net Cash Provided By Financing Activities	41,800

Net Increase in Cash	37,030

Cash - Beginning of Period	-

Cash - End of Period	$37,030

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-
Interest	$-

See accompanying notes to financial statements

Fits My Style, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011

Note 1 Nature of Operations

Fits My Style, Inc. (the "Company"), was incorporated in Nevada on July 26, 2010. The Company is headquartered in Israel.

The Company is not yet able to determine where it will do business, as operations are expected to occur on an international basis.

The Company is developing a website that will allow buyers of furnishings to simulate how their home or office could look before making a purchase.

The Company’s fiscal year end is June 30.

Note 2 Summary of Significant Accounting Policies

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing, and the development of the business plan.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes.

Such estimates and assumptions impact, among others, the following: the fair value of share-based payments, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing and expected future operating losses.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

Risks and Uncertainties

The Company's operations may be subject to significant risk and uncertainties including financial, operational, regulatory and other risks associated with a development stage company, including the potential risk of business failure. Also, see Note 3 regarding going concern matters.

Fits My Style, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2011.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2011, there were no balances that exceeded the federally insured limit.

Earnings (Loss) Per Share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2011, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Share-Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

Research and Development

Research and development is expensed as incurred. Research and development expenses consist of the acquisition of certain intellectual property (“IP”). Also, see Note 4 regarding Intellectual property – related party.

Income Taxes

Provisions for federal and state income taxes are calculated based on reported pre-tax earnings and current tax law.

Significant judgment is required in determining income tax provisions and evaluating tax positions. The Company periodically assess its liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. When it is not more likely than not that a tax position will be sustained, the Company records its best estimate of the resulting tax liability and any applicable interest and penalties in the financial statements.

Fits My Style, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011

Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using statutory rates in effect for the year in which the differences are expected to reverse. The Company presents the tax effects of these deferred tax assets and liabilities separately for each major tax jurisdiction.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that the changes are enacted. The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion of the asset may not be realized. The Company evaluates its deferred tax assets and liabilities on a periodic basis.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss and deficit accumulated during the development stage of $41,927 and net cash used in operations of $4,770 for the period ended June 30, 2011. In addition, the Company is in the development stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company has positive working capital at June 30, 2011, the Company expects that its current cash resources as well as expected lack of operating cash flows will not be sufficient to sustain operations for a period greater than one year.

The ability of the Company to continue its operations is dependent on Management's plans, which include continuing to raise equity based financing as well as development of the business plan.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Fits My Style, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011

Note 4 Stockholders’ Equity

From July 26, 2010 (inception) to June 30, 2011, the Company issued the following shares of common stock:

Transaction Type	Quantity of Shares	Valuation	Value per Share
Cash – related parties	2,550,000	$3,000	$0.001
Cash – third parties	776,000	38,800	0.050
Services – related parties (1)	10,000	500	0.050
Services – third parties (2)	10,000	500	0.050
Intellectual property – related party (3)	490,000	24,500	0.050
	3,836,000	$67,300	$0.001 – 0.050

(1)	Valuation based upon cash offering price paid by founders on same date.
(2)	Valuation based upon recent cash offering price to third parties.
(3)	The Company issued these shares of common stock, to its Chief Executive Officer and Director, for the acquisition of certain intellectual property (“IP”).

Under Staff Accounting Bulletin Topic 5(G), “Transfers of Nonmonetary Assets by Promoters or Shareholders”, the IP was contributed to the Company at its historical cost basis of $0, as determined under generally accepted accounting principles. The Company has expensed this stock issuance as a component of research and development.

The Company also considered the valuation of the IP, whereby these assets had never been previously developed for commercialization. The IP acquired will be used by the Company in the attempt of furthering the business plan.

Note 5 Income Taxes

The Company has a net operating loss carryforward for tax purposes totaling approximately $17,000 at June 30, 2011, expiring through 2031.

Significant deferred tax assets at June 30, 2011 are approximately as follows:

Gross deferred tax assets:
Net operating loss carryforwards	$7,000
Total deferred tax assets	7,000
Less: valuation allowance	(7,000)
Net deferred tax asset recorded	$-

Fits My Style, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011

The valuation allowance at July 26, 2010 (inception) was $0. The net change in valuation allowance during the period ended June 30, 2011 was an increase of approximately $7,000. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2011.

The actual tax benefit differs from the expected tax benefit for the period ended June 30, 2011 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and a state rate of 10%, due to the Company being headquartered in Israel, for a blended rate of 40.6%) as follows:

Expected tax expense (benefit) - Federal	$(13,000)
Expected tax expense (benefit) - State	(4,000)
Stock issued for services	10,000
Change in valuation allowance	7,000
Actual tax expense (benefit)	$-

Note 6 Fair Value

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

Fits My Style, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011

The following are the hierarchical levels of inputs to measure fair value:

☐	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
☐
Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

☐
Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company's financial instruments consisted of accounts payable. The carrying amount of the Company's financial instruments generally approximated its fair value as of June 30, 2011, due to the short-term nature of this instrument.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision of the Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2011. Based on the aforementioned evaluation, management has concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting at June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, at June 30, 2011, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
The table below lists the names, ages and positions of our board of directors.

Name	Age	Position
Nir Bar	38	President and Director

Guy Turnowski	36	Secretary and Director

Nir Bar

Mr. Nir Bar has been our director, President, Treasurer and co-founder since our incorporation in July 2010. Mr. Bar has over 15 years of experience in web marketing and interactive design in various companies. Between 1996 and 1998 Mr. Bar was a web designer and developer in a company called Vista Spinner in Netanya, Israel where he was designing and developing websites for various companies.
Between 1998 and 2001 Mr. Bar was a web master and senior applications architect at BATM Advanced Communication (LSE: BVC.L) where he was managing a web development team of 5 persons and was in charge of the corporate website, intranet and other web based management applications. During his work at BATM, Mr. Bar consulted companies such as IBM and 3M, which were BATM’s business partners, on how to implement web based management applications similar to the ones he developed for BATM. Since 2001 Mr. Bar has been the owner and managing director of beIT Visual Communication Ltd., a marketing communication company in Israel.
Mr. Bar holds a communication design diploma from the Technion in Israel where he studied between 1995 until 1997. We believe Mr. Bar's qualifications to sit on our board of directors and to serve as our President include his years of experience with managing web development teams and marketing major websites.

Guy Turnowski

Mr. Guy Turnowski, has been our director and secretary since August 2010.
In his current position, which he is holding since 2007, Mr. Turnowski is acting as a Client Relationship Manager for Dexia SA, a large international bank. In addition, Mr. Turnowski is part of the bank’s business development and new client recruitment team. Between 2005 and 2007 Mr. Turnowski was a business analyst at Bank Leumi where he reviewed credit requests of leading companies, conducting credit risk assessments, and writing financial reviews.
During 2005 Mr. Turnowski was a business analyst at Dan and Bradstreet where he was conduction credit risk assessments of various companies. Between 1995 and 2005 Mr. Turnowski held different positions, including some of which were commanding positions in the Israeli’s Security Agency. Mr. Turnowski hold a BA in finance and management from Ramat-Gan College and an MA in Business from The College of Management (Michlala Leminhal). We believe Mr. Turnowski's qualifications to sit on our board of directors and to serve as our Secretary includes his years of experience with financing and large scale business negotiation.

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Board of Directors

Our board of directors is comprised of Mr. Nir Bar and Mr. Guy Turnowski.  Our board of directors has determined that Mr. Turnowski is an independent director as determined by the rules of the NASDAQ.  We do not currently have a standing audit, compensation or nominating committee .

There are no family relationships between any of the directors or officers named above.

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not yet have a “financial expert” on the board or an audit committee or nominating committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the period from July 26, 2010 (inception) to June 30, 2011, all filing requirements applicable to its officers, directors and ten percent beneficial owners were complied with.

Item 11.  Executive Compensation.

The following table shows the particulars of compensation paid to our chief executive officer during the period of July 26, 2010 (inception) to June 30, 2011.  We do not currently have any other executive officers, nor did we since our incorporation.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (1) (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)		Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)
Nir Bar (President, Treasurer and Director)	2010	0	0			0	0	0	24,500	(1)	24,500

Guy Turnowski (Secretary and Director)	2010	0	0	500	(2)	0	0	0	0		500

(1)           Since our incorporation on July 26, 2010, Nir Bar has been our director, President, Treasurer and founder although we do not have an employment agreement with Mr. Bar. However, we are a party to a  website design consultation agreement, dated January 1, 2011, with beIT Visual Communications, an affiliate of Mr. Bar. During August 2010, Mr. Bar was issued 490,000 shares of our common stock in consideration for the assignment of all of his rights in what is known as the Fits My Style products and invention.  The shares are valued at $0.05 per share.

(2)           Since July 26, 2010, Guy Turnowski has been our Secretary and a director. We have a director services agreement with Mr. Turnowski. During August 2010, Mr. Turnowski was issued 10,000 shares of our common stock in consideration for his services as an officer of the Company. The shares are valued at $0.05 per share.

Since our incorporation on July 26, 2010, no stock options or stock appreciation rights were granted to any of our directors or executive officers, none of our directors or executive officers exercised any stock options or stock appreciation rights, and none of them hold unexercised stock options. We have no long-term incentive plans.

Outstanding Equity Awards

Our directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

During the period from July 26, 2010 (inception) to March 31, 2011, our director, Guy Turnowski has received 10,000 shares as compensation for his services as a director.
No arrangements are presently in place regarding any additional compensation to directors for their services as directors or for committee participation or special assignments

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The table below sets forth the beneficial ownership and relative percentages of the Company’s common stock, beneficially owned by (i) all of our directors and named executive officers, (ii) all of our directors and executive officers as a group, and (iii) each person known to us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days through the exercise of any warrant, stock option or other right.  Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Fits My Style, Inc., 9A Yadin Igal Street, Ra’anana, Israel 43582, unless otherwise indicated.

Percentage of common stock beneficially owned is based on 3,836,000 shares of common stock issued and outstanding on September 22, 2011.

Name And Address Of Beneficial Owner	Title of Class	Amount And Nature of Beneficial Ownership	Percent of Class
Nir Bar President, Treasurer and Director	Common Stock	490,000	12.8%

Guy Turnowski, Secretary and Director	Common Stock	10,000	*

Directors and executive officers as a group (2 persons)	Common Stock	500,000	13%

Orit Wolkin	Common Stock	850,000	22.2%

KAEYO Investments Ltd (1)	Common Stock	850,000	22.2%

Juemin Chu	Common Stock	850,000	22.2%

(1)
KAEYO Investments Ltd. is wholly owned by Mr. Yoel Neeman. Accordingly, Mr. Neeman may be deemed to beneficially own, and exercise sole voting and investment powers with respect to the common stock held by KAEYO Investments Ltd.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

In August 2010, by action taken by our board of directors, we issued 490,000 shares of our common stock to Nir Bar, our President, Treasurer and Director, in consideration for the assignment of all of his rights in what is known as the Fits My Style products and invention.

On January 1, 2011, we entered into a web site design consultation agreement with beIT Visual Communications., a company owned and controlled by our president and director, Mr. Bar. Pursuant to the agreement, beIT Visual Communications will be developing the Fits my Style proof-of-concept website for a fixed fee of $10,000. Mr. Bar negotiated the agreement on behalf of beIT Visual Communications, excusing himself from representing the Company in such negotiation while Yoel Neeman, the sole shareholder of KAEYO Investments Ltd., one of the founders of the Company, represented the Company. The term of the agreement is the earlier of (i) the completion of the scope of work, as described in the agreement, and (ii) January 31, 2012. Either party may terminate the agreement upon 45 days prior written notice. The agreement also provides that beIT Visual Communications will indemnify the Company for any liability resulting from the Company’s use of beIT Visual Communications’ work product up to an amount not to exceed the total compensation received by beIT Visual Communications under the agreement. As of July 15, 2011, $5,000 has been paid to beIT Visual Communications under the agreement.

In August 2010, by action taken by our board of directors, we issued 10,000 shares of our common stock to Guy Turnowski, our Director, in consideration for services to be rendered.

Our principal executive office is located at 9A Yadin Igal Street, Ra’anana, Israel in space which belongs to Nir Bar, a director and an officer of our company, free of charge.

Item 14.  Principal Accounting Fees and Services

The fees for services provided by Berman & Company, P.A, to the Company since inception to June 30, 2011 were as follows:

Audit Fees	$4,500

Audit-Related Fees	None

Tax Fees	None

All Other Fees	None

Total Fees	$4,500

Audit Fees. These fees were comprised of professional services rendered in connection with the audit of our consolidated financial statements for our registration statement on Form S-1, as amended and providing consents. Our board of directors pre-approves all audit and non-audit services performed by our auditors and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15.  Exhibits.
3.1	Articles of Incorporation. (1)
3.2	By-laws. (1)
4.1	Form of Regulation D Subscription Agreement. (1)
4.2	Form of Regulation S Subscription Agreement. (1)
10.1	Intellectual Property Assignment Agreement between the registrant and Mr. Nir Bar (1)
10.2	Web Site Design Consultation Agreement between the registrant and beIT Visual Communications Ltd. (1)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Nir Bar *

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Nir Bar *

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Nir Bar **

*Filed herewith.

** Furnished  herewith

(1) Incorporated by reference to the corresponding exhibit to the Company’s registration statement on Form S-1 filed with the SEC on June 14, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fits My Style Inc.

By:	/s/ Nir Bar
(President, Treasurer and a Director)
(Principal Executive, Financial and Accounting
Officer)

Date: September 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Nir Bar
Nir Bar	President, Treasurer and a Director	September 22, 2011
(Principal Executive, Financial and Accounting Officer)

/s/Guy Turnowski	Director and Secretary	September 22, 2011
Guy Turnowski