Form 10-Q
period 2011-09-30
FITS MY STYLE INC
filed 2011-11-14
CIK 1509261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-54495

FITS MY STYLE INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3440894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9A Yadin Igal St Ra'anana, Israel 43582
(Address of principal executive offices)

+972-9-7748757
(Registrant’s telephone number)

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files).    Yes [ X ]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X] (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 3,836,000 shares of common stock issued as of November 10, 2011.

PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Fits My Style Inc.
(A Development Stage Company)
Financial Statements
September 30, 2011
(Unaudited)

CONTENTS

Page(s)

Financial Statements:

Balance Sheets –September 30, 2011 (Unaudited) and June 30, 2011	1

Statements of Operations -
Three months ended September 30, 2011 and from July 26, 2010 (inception)
to September 30, 2010, and July 26, 2010 (inception) to September 30, 2011 (Unaudited)	2

Statement of Stockholders’ Equity -
July 26, 2010 (inception) to September 30, 2011 (Unaudited)	3

Statements of Cash Flows -
Three months ended September 30, 2011 and from July 26, 2010 (inception)
to September 30, 2010, and July 26, 2010 (inception) to September 30, 2011 (Unaudited)	4

Notes to Financial Statements (Unaudited)	5 – 9

Fits My Style Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2011	June 30, 2011
	(Unaudited)
Assets

Current Assets
Cash	$23,478	37,030
Total Current Assets	23,478	37,030

Total Assets	$23,478	37,030

Liabilties and Stockholders' Equity

Current Liabilities:
Accounts payable	$5,499	11,657
Total Current Liabilities	5,499	11,657

Stockholders' Equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized;	-	-
none issued and outstanding
Common stock, $0.001 par value, 200,000,000 shares authorized;
3,836,000 shares issued and outstanding	3,836	3,836
Additional paid-in capital	63,464	63,464
Deficit accumulated during the development stage	(49,321)	(41,927)
Total Stockholders' Equity	17,979	25,373

Total Liabilties and Stockholders' Equity	$23,478	37,030

Fits My Style Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three months ended	From July 26, 2010 (Inception) to	From July 26, 2010 (Inception) to
	September 30, 2011	September 30, 2010	September 30, 2011
Operating Expenses
Research and development	$-	$24,500	$24,500
General and administrative	7,394	500	24,821
Total Operating Expenses	7,394	25,000	49,321

Net loss	$(7,394)	$(25,000)	$(49,321)

Net loss per common share - basic and diluted	$(0.002)	$(0.008)	$(0.014)

Weighted average number of common shares outstanding during the period - basic and diluted	3,836,000	3,050,000	3,551,972

Fits My Style Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
From July 26, 2010 (Inception) to September 30, 2011 (Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock, $0.001 Par Value		Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Issuance of common stock for cash - related parties ($0.001/share)	2,550,000	$2,550	$450	$-	$3,000

Issuance of common stock for cash - third parties ($0.05/share)	776,000	776	38,024	-	38,800

Issuance of common stock for services - related party ($0.05/share)	10,000	10	490	-	500

Issuance of common stock for services - third party ($0.05/share)	10,000	10	490		500

Issuance of common stock for intellectual property - related party ($0.05/share)	490,000	490	24,010	-	24,500

Net loss - period ended June 30, 2011	-	-		(41,927)	(41,927)

Balance - June 30, 2011	3,836,000	3,836	63,464	(41,927)	25,373

Net loss - period ended September 30, 2011	-	-		(7,394)	(7,394)

Balance - September 30, 2011	3,836,000	$3,836	$63,464	$(49,321)	$17,979

Fits My Style Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Three months ended	From July 26, 2010 (Inception) to	From July 26, 2010 (Inception) to
	September 30, 2011	September 30, 2010	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(7,394)	$(25,000)	$(49,321)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for intellectual property - related party	-	-	24,500
Stock issued for services - related party	-	-	500
Stock issued for services	-	-	500
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(6,158)	-	5,499
Net Cash Used In Operating Activities	(13,552)	(25,000)	(18,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	28,000	41,800
Net Cash Provided By Financing Activities	-	28,000	41,800

Net Increase (Decrease) in Cash	(13,552)	3,000	23,478

Cash - Beginning of Period	37,030	-	-

Cash - End of Period	$23,478	$3,000	$23,478

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-	$-
Interest	$-	$-	$-

Fits My Style Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011

Note 1 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The financial information as of June 30, 2011 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.  The unaudited  interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended June 30, 2011.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended September 30, 2011 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Fits My Style Inc. (the "Company"), was incorporated in Nevada on July 26, 2010. The Company is headquartered in Israel.

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

Fits My Style Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at September 30, 2011.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At September 30, 2011, there were no balances that exceeded the federally insured limit.

Earnings (Loss) Per Share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period.  Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2011, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Fits My Style Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $7,394 and net cash used in operations of $13,552 for the three months ended September 30, 2011, and a deficit accumulated during the development stage of $49,321.  In addition, the Company is in the development stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company has positive working capital at September 30, 2011, the Company expects that its current cash resources as well as expected lack of operating cash flows will not be sufficient to sustain operations for a period greater than one year.

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

Fits My Style Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011

Note 4 Stockholders’ Equity

From July 26, 2010 (inception) to September 30, 2011, the Company issued the following shares of common stock:

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

Note 5 Fair Value

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

Fits My Style Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011

The following are the hierarchical levels of inputs to measure fair value:

	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.


Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company's financial instruments consisted of accounts payable. The carrying amount of the Company's financial instruments generally approximated its fair value as of September 30, 2011, due to the short-term nature of this instrument.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are "forward-looking statements". Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "intends," "plans" "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements.  We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance e, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 2 –“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Quarterly Report. The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and except as required by law we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "FMS" mean Fits My Style Inc. unless otherwise indicated.

Overview

We were incorporated in the State of Nevada on July 26, 2010. We are a development stage company and to date, have not generated any revenue from operations. On June 14, 2011 we filed a registration statement on Form S-1 which was declared effective on August 12, 2011. As a result we became a reporting company. However, our shares are not traded yet on any stock market or quotation system. Monarch Bay Associates, LLC has agreed to act as our market maker and to file an application with the Financial Industry Regulatory Authority for our common stock to be eligible for quotation on the Over the Counter Bulletin Board.

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

Significant Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of the financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. On a regular basis, management reviews our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.  Our significant accounting policies are described in note 2 to our financial statements for the period of July 26, 2010 (inception) to September 30, 2011.

RESULTS OF OPERATIONS –THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE PERIOD OF JULY 26, 2010 [INCEPTION] TO  SEPTEMBER 30, 2010.

As we were incorporated in July 2010, we have minimal operating history from which to report and have generated no revenues since incorporation. As of September 30, 2011 we had a net loss of $7,394 attributable to general and administrative expenses.

Research and Development

We incurred no research and development expenses in the three months ended September 30, 2011 compared to $24,500 incurred during the period July 26, 2010 (inception) to September 30, 2010 and which related to issuance of shares to our Chief Executive Officer in consideration for the assignment of all of his rights in what is known as the Fits My Style products and invention.

General and Administrative

General and administrative expenses for the three months ended September 30, 2011 increased to $7,394 from $500 incurred during the period July 26, 2010 (inception) to September 30, 2010. The increase is attributed to increase in our legal expenses, printing and auditing fees in connection with our becoming a reporting company.

Liquidity and Capital Resources

As of September 30, 2011, we had total current assets of $23,478 and current liabilities of $5,499. As of September 30, 2011, we had cash of $23,478.

Net cash used in operating activities as of September 30, 2011 was $13,552.

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

As of September 30, 2011, we had a net loss and a deficit accumulated during the development stage of $49,321. This factor raises substantial doubt about our ability to continue as a going concern. While we have positive working capital at September 30, 2011, management expects that its current cash resources as well as expected lack of operating cash flows will not be sufficient to sustain operations for a period greater than nine months.

Going Concern Consideration

The ability of the Company to continue as a going concern is dependent on management's plans, which include continuing to raise equity based financing as well as development of the business plan. Our audited financial statements included in our annual report for the year ended June 30, 2011, as well as the audited financial statements included in our Registration Statement on Form S-1 (Registration No. 333-174892) for the period ended March 31, 2011, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation and the material weakness described below, our management concluded that we did not maintain effective disclosure controls and procedures as of September 30, 2011. Our management has identified control deficiencies regarding a lack of segregation of duties, and a need for a stronger internal control environment. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate disclosure controls.

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the first quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Nir Bar *

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Nir Bar *

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Nir Bar **

101 **
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i)  Balance Sheet, (ii) Statement of Operations, (iii)  Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements, tagged as blocks of text.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FITS MY STYLE INC.

By:	/s/ Nir Bar
(President, Treasurer and a Director)
(Principal Executive, Financial and Accounting
Officer)

Date: November 14, 2011