Form 10-Q/A
period 2011-09-30
FITS MY STYLE INC
filed 2011-12-13
CIK 1509261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q/A

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-54495

FITS MY STYLE INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3440894
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9A Yadin Igal St Ra'anana, Israel 43582
(Address of principal executive offices)

+972-9-7748757
(Registrant’s telephone number)

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files).    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒     No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 3,836,000 common shares issued as of November 7, 2011.

PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Fits My Style, Inc.
(A Development Stage Company)
Financial Statements
September 30, 2011
(Unaudited)

CONTENTS

Page(s)

Financial Statements:

Balance Sheets –September 30, 2011 (Unaudited) and June 30, 2011	4

Statements of Operations -
Three months ended September 30, 2011 and 2010 and July 26, 2010 (inception) to September 30, 2011 (Unaudited)	5

Statement of Stockholders’ Equity -
July 26, 2010 (inception) to September 30, 2011 (Unaudited)	6

Statements of Cash Flows -
Three months ended September 30, 2011 and 2010 and from July 26, 2010 (inception) to September 30, 2011 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8 - 12

Fits My Style, Inc
(A Development Stage Company)
Balance Sheets

	September 30, 2011	June 30, 2011
	(Unaudited)

Assets

Current Assets
Cash	$23,478	37,030
Total Current Assets	23,478	37,030

Total Assets	$23,478	37,030

Liabilties and Stockholders' Equity

Current Liabilities:
Accounts payable	$5,499	11,657
Total Current Liabilities	5,499	11,657

Stockholders' Equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 3,836,000 shares issued and outstanding	3,836	3,836
Additional paid-in capital	63,464	63,464
Deficit accumulated during the development stage	(49,321)	(41,927)
Total Stockholders' Equity	17,979	25,373

Total Liabilties and Stockholders' Equity	$23,478	37,030

See accompanying notes to financial statements

Fits My Style, Inc
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From July 26, 2010
	Three months ended	Three months ended	(Inception) to
	September 30, 2011	September 30, 2010	September 30, 2011
Operating Expenses
Research and development	$-	$24,500	$24,500
General and administrative	7,394	500	24,821
Total Operating Expenses	7,394	25,000	49,321

Net loss	$(7,394)	$(25,000)	$(49,321)

Net loss per common share - basic and diluted	$(0.002)	$(0.008)	$(0.014)

Weighted average number of common shares outstanding during the period - basic and diluted	3,836,000	3,050,000	3,551,972

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

See accompanying notes to financial statements

Fits My Style, Inc
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From July 26, 2010
	Three months ended	Three months ended	(Inception) to
	September 30, 2011	September 30, 2010	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(7,394)	$(25,000)	$(49,321)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for intellectual property - related party	-	-	24,500
Stock issued for services - related party	-	-	500
Stock issued for services	-	-	500
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(6,158)	-	5,499
Net Cash Used In Operating Activities	(13,552)	(25,000)	(18,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	28,000	41,800
Net Cash Provided By Financing Activities	-	28,000	41,800

Net Increase (Decrease) in Cash	(13,552)	3,000	23,478

Cash - Beginning of Period	37,030	-	-

Cash - End of Period	$23,478	$3,000	$23,478

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-	$-
Interest	$-	$-	$-

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

Fits My Style, Inc.
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

Fits My Style, Inc.
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
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011

Note 4 Stockholders’ Equity

From July 26, 2010 (inception) to December 31, 2010, the Company issued the following shares of common stock:

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

Net cash used in operating activities as of September 30, 2011 was $6,158.

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

*Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FITS MY STYLE INC.

By:	/s/ Nir Bar
(President, Treasurer and a Director)
(Principal Executive, Financial and Accounting
Officer)