Form 10-Q
period 2011-12-31
FITS MY STYLE INC
filed 2012-02-14
CIK 1509261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 3,836,000 shares of common stock issued as of February 8, 2012.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Fits My Style, Inc.

(A Development Stage Company)

Financial Statements

December 31, 2011

(Unaudited)

2

CONTENTS

Page(s)

Financial Statements:

Balance Sheets - December 31, 2011 (Unaudited) and June 30, 2011	1

Statements of Operations -
Three months ended December 31, 2011 and 2010, six months ended December 31, 2011, from July 26, 2010 (inception) to December 31, 2010 and from July 26, 2010 (inception) to December 31, 2011 (Unaudited)	2

Statements of Stockholders’ Equity -
From July 26, 2010 (inception) to June 30, 2011 and for the six months ended December 31, 2011 (Unaudited)	3

Statements of Cash Flows -
Six months ended December 31, 2011, from July 26, 2010 (inception) to December 31, 2010, and from July 26, 2010 (inception) to December 31, 2011 (Unaudited)	4

Notes to Financial Statements (Unaudited)	5 - 9

Fits My Style, Inc

(A Development Stage Company)

Balance Sheets

	December 31, 2011	June 30, 2011
	(Unaudited)

Assets

Current Assets
Cash	$15,846	37,030
Total Current Assets	15,846	37,030

Total Assets	$15,846	37,030

Liabilties and Stockholders' Equity

Current Liabilities:
Accounts payable	$5,865	11,657
Total Current Liabilities	5,865	11,657

Stockholders' Equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 3,836,000 shares issued and outstanding	3,836	3,836
Additional paid-in capital	63,464	63,464
Deficit accumulated during the development stage	(57,319)	(41,927)
Total Stockholders' Equity	9,981	25,373

Total Liabilties and Stockholders' Equity	$15,846	37,030

Fits My Style, Inc

(A Development Stage Company)

Statements of Operations

(Unaudited)

				From July 26, 2010	From July 26, 2010
	Three Months Ended December 31,		Six Months Ended	(Inception) to	(Inception) to
	2011	2010	December 31, 2011	December 31, 2010	December 31, 2011
Operating Expenses
Research and development	$-	$-	$-	$24,500	$24,500
General and administrative	7,998	1,751	15,392	2,251	32,819
Total Operating Expenses	7,998	1,751	15,392	26,751	57,319

Net loss	$(7,998)	$(1,751)	$(15,392)	$(26,751)	$(57,319)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding during the period - basic and diluted	3,836,000	3,069,473	3,836,000	808,168	3,485,300

Fits My Style, Inc

(A Development Stage Company)

Statements of Stockholders' Equity

From July 26, 2010 (Inception) to June 30, 2011 and for the six months ended December 31, 2011

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock, $0.001 Par Value		Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Issuance of common stock for cash - related parties ($0.001/share)	2,550,000	$2,550	$450	$-	$3,000

Issuance of common stock for cash - third parties ($0.05/share)	776,000	776	38,024	-	38,800

Issuance of common stock for services - related party ($0.05/share)	10,000	10	490	-	500

Issuance of common stock for services - third party ($0.05/share)	10,000	10	490		500

Issuance of common stock for intellectual property - related party ($0.05/share)	490,000	490	24,010	-	24,500

Net loss - period ended June 30, 2011	-	-		(41,927)	(41,927)

Balance - June 30, 2011	3,836,000	3,836	63,464	(41,927)	25,373

Net loss - six months ended December 31, 2011	-	-		(15,392)	(15,392)

Balance - December 31, 2011 (Unaudited)	3,836,000	$3,836	$63,464	$(57,319)	$9,981

Fits My Style, Inc

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

		From July 26, 2010	From July 26, 2010
	Six Months Ended	(Inception) to	(Inception) to
	December 31, 2011	December 31, 2010	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(15,392)	$(26,751)	$(57,319)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for intellectual property - related party	-	24,500	24,500
Stock issued for services - related party	-	500	500
Stock issued for services	-	500	500
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(5,792)	-	5,865
Net Cash Used In Operating Activities	(21,184)	(1,251)	(25,954)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	41,800	41,800
Net Cash Provided By Financing Activities	-	41,800	41,800

Net increase (decrease) in Cash	(21,184)	40,549	15,846

Cash - Beginning of Period	37,030	-	-

Cash - End of Period	$15,846	$40,549	$15,846

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-	$-
Interest	$-	$-	$-

Fits My Style, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011

 (Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended December 31, 2011 are not necessarily indicative of results for the full fiscal year.

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

December 31, 2011

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

Cash

The Company considers all highly liquid instruments purchased with maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2011.

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

December 31, 2011

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $15,392 and net cash used in operations of $21,184 for the six months ended December 31, 2011, and a deficit accumulated during the development stage of $57,319.  In addition, the Company is in the development stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company has positive working capital at December 31, 2011, the Company expects that its current cash resources as well as expected lack of operating cash flows will not be sufficient to sustain operations for a period greater than six months.

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

Fits My Style, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011

Note 4 Stockholders’ Equity

The Company has issued the following shares of common stock since inception:

Transaction Type	Quantity of Shares		Valuation	Value per Share
Cash – related parties	2,550,000	*	$3,000	$0.001
Cash – third parties	776,000	**	38,800	0.050
Services – related parties (1)	10,000	*	500	0.050
Services – third parties (2)	10,000	**	500	0.050
Intellectual property – related party (3)	490,000	*	24,500	0.050
	3,836,000		$67,300	$ 0.001 – 0.050

(1)	Valuation based upon cash offering price paid by founders on same date.
(2)	Valuation based upon recent cash offering price to third parties.
(3)	The Company issued these shares of common stock, to its Chief Executive Officer and Director, for the acquisition of certain intellectual property (“IP”).

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

*	Shares were issued in August 2010

**	Shares were issued in December 2010

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

December 31, 2011

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

The Company's financial instruments consisted of accounts payable. The carrying amount of the Company's financial instruments generally approximated its fair value as of December 31, 2011, due to the short-term nature of this instrument.

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

As used in this Quarterly Report, the terms "we", "us", "our", “the Company”, and "FMS" mean Fits My Style Inc. unless otherwise indicated.

Overview and Recent Developments

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

In January 2012, in accordance with our plan of operation, we launched our new public website and the “Fits My Style Designer“ Proof-of-Concept (POC) website at http://www.fitsmystyle.com. The new website includes information about our company, brands and services. The new website also includes a hyperlink redirecting users to the company’s “Fits My Style Designer “ Proof-of-Concept (POC) website.

The Proof-of-Concept (POC) website simulates an online furniture retailer e-commerce store incorporating the “Fits My Style Designer“ web service. The information displayed in this area is taken from “Fits My Style” servers and is not related to any retailer web store or servers.

In the POC website, the user can browse through various furniture catalog. The user is then provided with the ability to choose one of the rooms displayed or to upload another image and create a new room. Once the user has chosen a room, the “Fits My Style Designer” web service opens the selected room in “Design” mode and allows the user to add furniture from an imitated retailer’s catalog to it and visually evaluate how the furniture will look like as if it was placed in the real room.  The service allows the user to position the furniture anywhere in the room, to move, scale, rotate, duplicate or delete it, and to add additional furniture to complete the room design to meet the user’s own favor and taste.

3

We are now focused on evaluating various alternatives for developing a more advanced and complete version of POC merchant-to-location web service. New additions to this version would be its administrative back-office capabilities that relies heavily on the Company’s business logic which we believe would mature once we establish partnerships with website owners and completely understand their needs. The following phase after that will be to develop the Beta version which will also include greater capabilities and many more features that are not available in either version of the POC website. The development of the Beta version is not planned to be outsourced and will require recruiting in-house development staff, renting adequate space and require major additional funding. We estimate that the development of the Beta Version will take approximately 12 to 18 months after we have raised the required capital and hired the staff needed. There can be no assurance however that additional capital will be available to us.

Significant Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of the financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. On a regular basis, management reviews our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.  Our significant accounting policies are described in note 2 to our financial statements for the period of July 26, 2010 (inception) to December 31, 2011.

RESULTS OF OPERATIONS – THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 2010.

As we were incorporated in July 2010, we have minimal operating history from which to report and have generated no revenues since incorporation. We had a net loss of $7,998 for the three months ended December 31, 2011 compared to $1,751 for the three months ended December 31, 2010 which is attributable to the increase in our general and administrative expenses.

Research and Development

We had no research and development expenses during the three months ended December 31, 2011 and during the three months ended December 31, 2010.

General and Administrative

General and administrative expenses increased to $7,998 in the three months ended December 31, 2011 from $1,751 for the three months ended December 31, 2010. The increase is attributable to the increase in our legal expenses, printing and auditing fees in connection with our becoming a reporting company.

RESULTS OF OPERATIONS –SIX MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THE PERIOD OF JULY 26, 2010 [INCEPTION] TO DECEMBER 31, 2010.

We had a net loss of $15,392 for the six months ended December 31, 2011 compared to $26, 751 for the period of July 26, 2010 (inception) to December 31, 2010. The decrease is attributable to the sharp decrease in research and development expenses offset by the increase in general and administrative expenses.

Research and Development

We incurred no research and development expenses in the six months ended December 31, 2011 compared to $24,500 incurred during the period July 26, 2010 (inception) to December 31, 2010 and which related to the issuance of shares to our Chief Executive Officer in consideration for the assignment of all of his rights in what is known as the Fits My Style products and invention.

4

General and Administrative

General and administrative expenses for the six months ended December 31, 2011 increased to $15,392 from $2,251 incurred during the period July 26, 2010 (inception) to December 31, 2010. The increase is attributable to the increase in our legal expenses, printing and auditing fees in connection with our becoming a reporting company.

Liquidity and Capital Resources

As of December 31, 2011, we had total current assets of $15,846 and current liabilities of $5,865. As of December 31, 2011, we had cash of $15,846.

Net cash used in operating activities during the six months ended December 31, 2011 was $21,184.

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

As of December 31, 2011, we had a net loss and a deficit accumulated during the development stage of $57,319. This factor raises substantial doubt about our ability to continue as a going concern. While we have positive working capital at December 31, 2011, management expects that its current cash resources as well as expected lack of operating cash flows will not be sufficient to sustain operations for a period greater than six months.

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

The Company believes that it will need approximately $40,000 to fund its expenses over the next twelve months. In addition, in order to develop the more advanced and complete version of our POC merchant-to-location web service, we will need to raise an additional $100,000.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation and the material weakness described below, our management concluded that we did not maintain effective disclosure controls and procedures as of December 31, 2011 in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that it is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management has identified control deficiencies regarding a lack of segregation of duties, and a need for a stronger internal control environment. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate disclosure controls.

5

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Nir Bar *

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Nir Bar *

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Nir Bar **

101 **	The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements, tagged as blocks of text.

*Filed herewith.

**Furnished herewith.

6

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FITS MY STYLE INC.

By:	/s/ Nir Bar
(President, Treasurer and a Director)
(Principal Executive, Financial and Accounting
Officer)

7