Form 10-Q
period 2012-03-31
FITS MY STYLE INC
filed 2012-05-15
CIK 1509261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes  ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 3,926,000 shares of common stock issued as of May 14, 2012.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Fits My Style, Inc.

(A Development Stage Company)

Financial Statements

March 31, 2012

(Unaudited)

CONTENTS

Page(s)

Financial Statements:

Balance Sheets - March 31, 2012 (Unaudited) and June 30, 2011	4

Statements of Operations -
Three months ended March 31, 2012 and 2011, nine months ended March 31, 2012, from July 26, 2010 (inception) to March 31, 2011 and from July 26, 2010 (inception) to March 31, 2012 (Unaudited)	5

Statements of Stockholders’ Equity -
From July 26, 2010 (inception) to June 30, 2011 and for the nine months ended March 31, 2012 (Unaudited)	6

Statements of Cash Flows -
Nine months ended March 31, 2012, from July 26, 2010 (inception) to March 31, 2011, and from July 26, 2010 (inception) to March 31, 2012 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8 - 13

Fits My Style, Inc

(A Development Stage Company)

Balance Sheets

	March 31, 2012	June 30, 2011
	(Unaudited)

Assets

Current Assets
Cash	$6,943	37,030
Total Current Assets	6,943	37,030

Website development costs - related party - net	1,945	-

Total Assets	$8,888	37,030

Liabilties and Stockholders' Equity

Current Liabilities:
Accounts payable	$8,852	11,657
Total Current Liabilities	8,852	11,657

Stockholders' Equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 3,836,000 shares issued and outstanding	3,836	3,836
Additional paid-in capital	63,464	63,464
Deficit accumulated during the development stage	(67,264)	(41,927)
Total Stockholders' Equity	36	25,373

Total Liabilties and Stockholders' Equity	$8,888	37,030

See accompanying notes to financial statements

Fits My Style, Inc

(A Development Stage Company)

Statements of Operations

(Unaudited)

				From July 26, 2010	From July 26, 2010
	Three Months Ended March 31,		Nine Months Ended	(Inception) to	(Inception) to
	2012	2011	March 31, 2012	March 31, 2011	March 31, 2012
Operating Expenses
Research and development	$-	$23,924	$-	$24,500	$24,500
Website development costs - related party	1,340	-	1,340	-	1,340
General and administrative	8,605	483	23,997	2,245	41,424
Total Operating Expenses	9,945	24,407	25,337	26,745	67,264

Net loss	$(9,945)	$(24,407)	$(25,337)	$(26,745)	$(67,264)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding during the period - basic and diluted	3,836,000	3,836,000	3,836,000	1,250,671	3,537,277

See accompanying notes to financial statements

Fits My Style, Inc

(A Development Stage Company)

Statements of Stockholders' Equity

From July 26, 2010 (Inception) to June 30, 2011 and for the nine months ended March 31, 2012

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock, $0.001 Par Value		Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Issuance of common stock for cash - related parties ($0.001/share)	2,550,000	$2,550	$450	$-	$3,000

Issuance of common stock for cash - third parties ($0.05/share)	776,000	776	38,024	-	38,800

Issuance of common stock for services - related party ($0.05/share)	10,000	10	490	-	500

Issuance of common stock for services - third party ($0.05/share)	10,000	10	490		500

Issuance of common stock for intellectual property - related party ($0.05/share)	490,000	490	24,010	-	24,500

Net loss - period ended June 30, 2011	-	-		(41,927)	(41,927)

Balance - June 30, 2011	3,836,000	3,836	63,464	(41,927)	25,373

Net loss - nine months ended March 31, 2012	-	-		(25,337)	(25,337)

Balance - March 31, 2012 (Unaudited)	3,836,000	$3,836	$63,464	$(67,264)	$36

See accompanying notes to financial statements

Fits My Style, Inc

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

		From July 26, 2010	From July 26, 2010
	Nine Months Ended	(Inception) to	(Inception) to
	March 31, 2012	March 31, 2011	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(25,337)	$(26,746)	$(67,264)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization expense	55	-	55
Stock issued for intellectual property - related party	-	24,500	24,500
Stock issued for services - related party	-	500	500
Stock issued for services	-	500	500
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(2,805)	-	8,852
Net Cash Used In Operating Activities	(28,087)	(1,246)	(32,857)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of website development - related party	(2,000)	-	(2,000)
Net Cash Provided By Investing Activities	(2,000)	-	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	41,800	41,800
Net Cash Provided By Financing Activities	-	41,800	41,800

Net increase (decrease) in Cash	(30,087)	40,554	6,943

Cash - Beginning of Period	37,030	-	-

Cash - End of Period	$6,943	$40,554	$6,943

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to financial statements

Fits My Style, Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2012

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended March 31, 2012 are not necessarily indicative of results for the full fiscal year.

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

Fits My Style, Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2012

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. Such estimates and assumptions impact, among others, the following: estimated useful lives and potential impairment of intangible assets, the fair value of share-based payments, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing and expected future operating losses.

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

Cash

The Company considers all highly liquid instruments purchased with maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2012.

Intangible Assets

Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized using the straight-line method over the life of the asset, estimated to be three years.  Expenses subsequent to the launch will be expensed as website development expenses.

Intangible assets are reviewed for impairment if indicators of potential impairment exist. There have been no impairment charges taken since inception.

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

March 31, 2012

(Unaudited)

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $25,337 and net cash used in operations of $28,087 for the nine months ended March 31, 2012, and a working capital deficit of $1,909 and a deficit accumulated during the development stage of $67,264.  In addition, the Company is in the development stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company has positive working capital at March 31, 2012, the Company expects that its current cash resources as well as expected lack of operating cash flows will not be sufficient to sustain operations for a period greater than one year.

The ability of the Company to continue its operations is dependent on Management's plans, which include continuing to raise equity based financing as well as development of the business plan.

Fits My Style, Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2012

(Unaudited)

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

Note 4 Intangible Assets

At March 31, 2012, the Company’s intangible asset consists of the following:

Cost: Website Development – Related Party	$2,000
Less: Accumulated Amortization	(55)
Total Intangible Assets	$1,945

Estimated future amortization expense of intangible assets as of March 31, 2012 is as follows:

Fiscal Year ended June 30,	Amount
2012 (remaining 3 months)	$166
2013	667
2014	667
2015	446
Total	$1,945

Note 5 Stockholders’ Equity

The Company has issued the following shares of common stock since inception:

Transaction Type	Quantity of Shares		Valuation	Value per Share
Cash – related parties	2,550,000	*	$3,000	$0.001
Cash – third parties	776,000	**	38,800	0.050
Services – related parties (1)	10,000	*	500	0.050
Services – third parties (2)	10,000	**	500	0.050
Intellectual property – related party (3)	490,000	*	24,500	0.050
	3,836,000		$67,300	$0.001 – 0.050

(1)	Valuation based upon cash offering price paid by founders on same date.
(2)	Valuation based upon recent cash offering price to third parties.
(3)	The Company issued these shares of common stock, to its Chief Executive Officer and Director, for the acquisition of certain intellectual property (“IP”).

Fits My Style, Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2012

(Unaudited)

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

The Company's financial instruments consisted of accounts payable. The carrying amount of the Company's financial instruments generally approximated its fair value as of March 31, 2012, due to the short-term nature of this instrument.

Fits My Style, Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2012

(Unaudited)

Note 7 Subsequent events

On April 2, 2012, the Company issued 90,000 restricted shares of common stock for services rendered, having a fair value of $4,500 ($0.05/share), based upon the value of the services.

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

As used in this Quarterly Report, the terms "we", "us", "our", “the Company”, and "FMS" mean Fits My Style Inc. unless otherwise indicated.

Overview and Recent Developments

We were incorporated in the State of Nevada on July 26, 2010. We are a development stage company and to date, have not generated any revenue from operations. On June 14, 2010 we filed a registration statement on Form S-1 which was declared effective on August 12, 2011. As a result we became a reporting company. Our shares of common stock began to be quoted on the Over the Counter Bulletin Board as of May 8, 2012 under the symbol FMYY.OB.

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

Significant Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of the financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. On a regular basis, management reviews our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.  Our significant accounting policies are described in note 2 to our financial statements for the period ended March 31, 2012.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2012 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2011.

As we were incorporated in July 2010, we have minimal operating history from which to report and have generated no revenues since incorporation. We had a net loss of $9,945 for the three months ended March 31, 2012 compared to $24,407 for the three months ended March 31, 2011.

Research and Development; Website Development Costs – related party

We had no research and development expenses during the three months ended March 31, 2012 compared with $23,924 for the three months ended March 31, 2011. Website and development costs amounted to $1,340 in the three months ended March 31, 2012 compared with $0 for the three months ended March 31, 2011. The $1,340 was paid to beIT Visual Communications Ltd. (“beIT”), a company owned and controlled by our president, treasurer and director, Mr. Bar, pursuant to a web site design consultation agreement between our company and beIT.

General and Administrative

General and administrative expenses increased to $8,605 in the three months ended March 31, 2012 from $483 for the three months ended March 31, 2011. The increase is attributable to the increase in our legal expenses, printing and auditing fees in connection with our becoming a reporting company as well as expenses incurred in connection with the quotation of our stock on the Over the Counter Bulletin Board.

RESULTS OF OPERATIONS –NINE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE PERIOD OF JULY 26, 2010 [INCEPTION] TO MARCH 31, 2011.

We had a net loss of $25,337 for the nine months ended March 31, 2012, mostly attributable to general and administrative expenses in connection with our becoming a reporting company compared to $26,745 for the period of July 26, 2010 (inception) to March 31, 2011, primarily related to research and administrative expenses in connection with the assignment by our CEO to us of all of his rights in what is known as the Fits My Style products and invention ..

Research and Development

We incurred no research and development expenses in the nine months ended March 31, 2012 compared to $24,500 incurred during the period July 26, 2010 (inception) to March 31, 2010 which related to the issuance of shares to our Chief Executive Officer in consideration with the assignment of all of his rights in what is known as the Fits My Style products and invention. Website and development costs amounted to $1,340 in the nine months ended March 31, 2012 compared with 0 for the period of July 26, 2010 (inception) to March 31, 2011. The $1,340 was paid to beIT, a company owned and controlled by our president and director, Mr. Bar, pursuant to a web site design consultation agreement between our company and beIT.

General and Administrative

General and administrative expenses for the nine months ended March 31, 2012 increased to $23,997 from $2,245 incurred during the period July 26, 2010 (inception) to March 31, 2011. The increase is attributable to the increase in our professional fees in connection with our becoming a reporting company as well as expenses incurred in connection with the quotation of our stock on the Over the Counter Bulletin Board.

Liquidity and Capital Resources

As of March 31, 2011, we had cash of $6,943 and total assets of $8,888, of which $1,945 were attributed to Website Development costs – related party - net. As of March 31, 2012 we had current liabilities of $8,852.

Net cash used in operating activities during the nine months ended March 31, 2012 was $28,087. Net cash used in investing activities was $2,000 and was attributable to Website Development costs – related party net, paid to beIT, a company owned and controlled by our president, treasurer and director, Mr. Bar, pursuant to a web site design consultation agreement between our company and beIT.

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

As of March 31, 2012, we had a net loss and a deficit accumulated during the development stage of $67,264. This factor raises substantial doubt about our ability to continue as a going concern. While we have positive working capital at March 31, 2012, management expects that its current cash resources as well as expected lack of operating cash flows will not be sufficient to sustain operations for a period greater than six months.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation and the material weakness described below, our management concluded that we did not maintain effective disclosure controls and procedures as of March 31, 2012 in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that it is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management has identified control deficiencies regarding a lack of segregation of duties, and a need for a stronger internal control environment. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate disclosure controls.

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

On April 2, 2012, the Company issued 10,000 shares of its common stock its non-US consultant in consideration for consulting services rendered to the Company. The issuance was made in reliance upon an exemption from registration provided under Regulation S of the Securities Act of 1933, as amended.

On April 2, 2012, the Company issued 80,000 shares of its common stock to its consultant in consideration for consulting services rendered to the Company. The issuance was made in reliance upon an exemption from registration under section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Nir Bar *

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Nir Bar *

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Nir Bar **

101 **	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements, tagged as blocks of text.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FITS MY STYLE INC.

By:	/s/ Nir Bar
(President, Treasurer and a Director)
(Principal Executive, Financial and Accounting
Officer)

