Form 10-K
period 2012-06-30
FITS MY STYLE INC
filed 2012-11-05
CIK 1509261

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-54495

FITS MY STYLE INC.
(Exact Name of Registrant as Specified in its Charter)
Nevada	27-3440894
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9A Yadin Igal St Ra'anana, Israel	43582
(Address of Principal Executive Offices)	(Zip Code)

(303) 357-4644
(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:	Common Stock, par value $0.001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☒

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:      $39,300

The number of shares of the Registrant’s Common Stock outstanding as of September 28, 2012, was 4,101,000.

Documents Incorporated by Reference: None.

Fits My Style Inc.

FORM 10-K

June 30, 2012

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, “FMS” and the “Company” mean Fits My Style Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. We caution investors that these statements reflect the current views of management with respect to future events and are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties, and assumptions include:

•	general economic and business conditions, including changes in interest rates, fluctuations in the prices for our manufacturing materials, fluctuations in prices for securities in our industry sector, demand for our products and other economic and business conditions;
•	actions by government authorities, including changes in government regulation;
•	our ability to raise sufficient financing to complete our planned business goals and strategies, and to continue as a going concern;
•	future decisions by management in response to changing conditions; and
•	misjudgments, inaccurate assumptions or changes in conditions related to forward-looking statements.

Certain risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K.

We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or to persons acting on our behalf. We assume no obligation to update our forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such statements, except as required by law. Investors should not place undue reliance on such forward-looking statements.

PART I

ITEM 1. BUSINESS.

Corporate History

We were incorporated in the State of Nevada on July 26, 2010. We are a development stage company and to date, have not generated any revenue from operations. On June 14, 2011, we filed a registration statement on Form S-1 which was declared effective on August 12, 2011. As a result, we became a reporting company.

Our Current Business

We have stopped pursuing the business of developing an interactive web service based on a smartphone application that would allow potential buyers to visualize how merchandise would look in their home, office or any other location before they actually purchase the product. Instead, we are currently seeking new business opportunities including the acquisition of, or a merger with, an existing business. In certain instances, a target business may wish to become our subsidiary or may wish to contribute assets to us rather than merge. We have begun preliminary negotiations for a potential merger but there can be no assurance that we will be able to enter into any definitive agreements.

Any new acquisition or business opportunities that we may acquire will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If we require additional financing and we are unable to acquire such funds, our business may fail.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another entity. We may also acquire stock or assets of an existing business. Upon the consummation of the transaction, it is likely that our present management will no longer be in control of our Company.

As of the date hereof, we have not entered into any formal agreements for a business combination or opportunity. If and when any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the SEC.

On September 4, 2012, a change in control of the company occurred through the purchase, by Tungsten 74 LLC, a Delaware limited liability company, of 80.8% of our issued and outstanding common stock held by certain holders of our common stock. As a result of this change in control, Nir Bar, our President, Treasurer and Director, and Guy Turnowski, our Secretary and Director, resigned all of their positions with the Company. Nickolay Kukekov was appointed to serve as our Chief Executive Officer and Director. We filed a current report on Form 8-K with the SEC on September 7, 2012 giving notice of the change in control.

Intellectual Property

We have not registered any patents covering our technology. We have no future plans of registering any patents covering our technology as we have stopped pursuing the business of developing an interactive web service based on a smartphone application.

Employees

We are currently operated by Dr. Kukekov, our Chief Executive Officer and Director. We do not anticipate hiring employees in the near future unless we complete an acquisition of, or merger with, an existing business.

Research and Development

Prior to our decision to seek new business opportunities through a merger with, or acquisition of, a target business, we did not incur any research and development expenses for period from June 30, 2011 to June 30, 2012.

ITEM 1A. RISK FACTORS.

Risks Associated with our Company

Business opportunities that we believe are in the best interests of our company may be scarce or we may be unable to obtain the ones that we want. If we are unable to obtain a business opportunity that we believe is in the best interests of our company, we may never recommence operations and will go out of business. If we go out of business, investors will lose their entire investment in our Company.

A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. We will also compete with numerous other small public companies seeking suitable business opportunities or business combinations. If we are unable to obtain a business opportunity that we believe is in the best interests of our company, we may never recommence operations and will go out of business. If we go out of business, investors will lose their entire investment in our Company.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had cash and cash equivalents in the amount of $5,132 and a working capital deficit of $5,414 as of June 30, 2012. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a material adverse effect upon our Company. We will require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future stockholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our Company.

We do not have any targets for a business combination or other transaction and we have no minimum standards for a business combination.

We have no definitive arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Risks Associated with our Common Stock

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Financial Industry Regulatory Authority sales practice requirements may also limit a stockholder’s ability to buy and sell our shares of common stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our shares of common stock, which may limit investors’ ability to buy and sell our shares of common stock and may have an adverse effect on the market for our shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for stockholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not required for smaller reporting companies.

ITEM 2. PROPERTIES.

Our principal executive office is located at 9A Yadin Igal Street, Ra’anana, Israel. We are using such space free of charge as it belongs to our former President, Treasurer and Director, Nir Bar. We believe that this space will be sufficient until we merge with or acquire a target business. We do not own or lease any real property elsewhere. Mr. Bar has agreed to allow us to use the space free of charge until we merge with or acquire a target business.

ITEM 3. LEGAL PROCEEDINGS.

Neither we nor any of our properties are currently subject to any material legal proceedings or other regulatory proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over the Counter (OTC) Bulletin Board which is sponsored by FINRA. The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information. The OTC Bulletin Board is not considered a “national exchange.”

Our common stock is traded on the FINRA OTC Bulletin Board under the symbol “FMYY”. As of September 28, 2012, only one trade of our common shares has occurred for a nominal amount.

Transfer Agent

VStock Transfer, LLC is the registrar and transfer agent for our shares of common stock. Its address is 150 West 46th Street, 6th Floor, New York, NY 10036; Telephone: (212) 828-8436.

Holders of Record

As of October 23, 2012, there were 63 stockholders of record of our common stock holding an aggregate of 4,101,000 shares issued and outstanding.

Dividend Policy

We have not paid any dividends and do not anticipate the payment of dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During our fiscal year ended June 30, 2012, we issued the following unregistered securities:

•	On April 2, 2012, we issued 10,000 shares of our common stock to our non-U.S. consultant in consideration for consulting services rendered to us. The issuance was made in reliance upon an exemption from registration provided under Regulation S of the Securities Act of 1933, as amended (the “Securities Act”);

•	On April 2, 2012, we issued 80,000 shares of its common stock to our consultant in consideration for consulting services rendered to us. The issuance was made in reliance upon an exemption from registration under section 4(2) of the Securities Act;

•	On June 11, 2012, we issued 131,250 shares of our common stock to Orit Wolkin, Juemin Chu and KAEYO Investments Ltd. The issuance was made in reliance upon an exemption from registration under Section 4(2) of the Securities Act; and

•	On June 11, 2012, we issued 43,750 shares of our common stock to beIT Visual Communications in consideration for the $3,500 owed by us to beIT Visual pursuant to a website development agreement. The issuance was made in reliance upon an exemption from registration under Section 4(2) of the Securities Act.

The foregoing shares of common stock were issued by us in private placements in the United States to “accredited investors” as defined in Rule 501(a) of Regulation D of the Securities Act pursuant to an exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D and outside the United States to non-U.S. persons in offshore transactions pursuant to an exemption from registration requirements of the Securities Act available under Rule 903 of Regulation S of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

This discussion and analysis should be read in conjunction with the accompanying financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. The discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies that we believe to be most important to the presentation of our financial statements and that require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” as disclosed in this Annual Report on Form 10-K.

Plan of Operation

Our original plan of operation was to develop an interactive web service based on a smartphone application that would allow potential buyers to visualize how merchandise would look in their home, office or any other location before they actually purchase a product. However, due to the costs associated with developing the interactive web service and smartphone application, we have decided to pursue other business opportunities.

Our plan of operation over the next twelve months is to raise additional capital to maintain the Company in good standing and to explore new business opportunities. We currently have no definitive agreements with any prospective business combination. There are no assurances that we will find a suitable business with which to combine.

As a result of our limited resources, we expect to target only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Any new business opportunities will likely require additional capital. We anticipate additional funding will be in the form of equity financing from the sale of our common stock. However, we have no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund all of our anticipated expenses. We do not have an arrangements in place for any future equity financing.

Results of Operations

For Years Ended June 30, 2012 and 2011

We did not generate any revenues during the fiscal years ended June 30, 2012 and 2011. We had a net loss of $(49,287) for year ended June 30, 2012 compared to a net loss of $(41,927) for the year ended June 30, 2011. The increase of $7,360 was primarily due to an increase in General and Administrative expenses related to capital raising activities during the fiscal year ended June 30, 2012.

Research and Development Expenses: Research and development expenses were $nil and $24,500 for the years ended June 30, 2012 and 2011, respectively. The decrease of $24,500 was primarily due to our decision to suspend work on developing an interactive web service based on a smartphone application that would allow potential buyers to visualize how merchandise would look in their home, office or any other location before they actually purchase the product.

General and Administrative Expenses: General and Administrative expenses were $42,668 and $17,427 for the years ended June 30, 2012 and 2011, respectively. The increase of $25,241 was primarily due to an increase in the legal and other expenses associated with our capital raising activities during the fiscal year ended June 30, 2012.

Liquidity and Capital Resources

At June 30, 2012, we had total assets of $5,132 comprised entirely of cash. Our liabilities totaled $10,546, resulting in a working capital deficit of $(5,414) compared to $37,030 in total assets, total liabilities of $11,657 and working capital of $25,373 for the year ended June 30, 2011.

We do not have enough money to meet our cash requirements for the next twelve months, as we have yet to commence operations and have not generated any revenues. During the next twelve months we expect to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.

We currently operate with minimum overhead costs and need to raise additional capital to fund any future plan of operations. Our management is exploring a variety of options to meet our cash requirements and future capital requirements, including the possibility of equity offerings and business combinations. We do not have any arrangements for any future financing at this time.

Going Concern

Due to our being a development stage company and not having generated revenues, in their notes to our financial statements for the year ended June 30, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

The continuation of our business is dependent upon obtaining further financing, acquiring a new business and achieving a break even or profitable level of operations in that new business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain additional financing through either private placements, and/or bank financing or other loans necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We had no off-balance sheet transactions.

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of the financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. On a regular basis, our management reviews our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Our significant accounting policies are described in Note 2 to our financial statements for the period of June 30, 2011 to June 30, 2012. There are no recent accounting pronouncements that are expected to have an effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are stated in thousands of United States Dollars (US$) and are prepared in accordance with U.S. GAAP.

Fits My Style Inc.

(A Development Stage Company)
Financial Statements

June 30, 2012

Page(s)
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheets- June 30, 212 and 2011	F-2

Statement of Operations- Year ended June 30, 2012, from July 26, 2010 (inception) to June 30, 2011 and from July 26, 2010 (inception) to June 30, 2012	F-3

Statement of Stockholders’ Equity (Deficit)- Year ended June 30, 2012 and from July 26, 2010 (inception) to June 30, 2011	F-4

Statement of Cash Flows – Year Ended June 30, 2012, from July 26, 2010 (inception) to June 30, 2011 and from July 26, 2010 (inception) to June 30, 2012	F-5

Notes to Financial Statements	F-6 - F-11

B BERMAN & COMPANY, P.A.
Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Fits My Style, Inc.

We have audited the accompanying balance sheets of Fits My Style, Inc. (a development stage company) as of June 30, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended June 30, 2012 and the period ended June 30, 2011 and from July 26, 2010 (inception) to June 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fits My Style, Inc. (a development stage company) as of June 30, 2012 and 2011, and the results of its operations and its cash flows for the year ended June 30, 2012 and the period ended June 30, 2011 and from July 26, 2010 (inception) to June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a working capital and stockholders' deficit of $5,414 for the year ended June 30, 2012. The Company also has a net loss $49,287 and net cash used in operations of $40,398 for the year ended June 30, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern, Management's plans in regards to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Berman & Company, P.A.

Boca Raton, Florida
October 29, 2012

551 NW 77th Street Suite 201 • Boca Raton, FL 33487
Phone: (561) 864-4444 • Fax: (561) 892-3715
www.bermancpas.com • info@bermancpas.com
Registered with the PCAOB • Member AICPA Center for Audit Quality
Member American Institute of Certified Public Accountants
Member Florida Institute of Certified Public Accountants

Fits My Style, Inc

(A Development Stage Company)

Balance Sheets

	June 30, 2012	June 30, 2011

Assets

Current Assets
Cash	$5,132	37,030
Total Assets	$5,132	37,030

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable	$10,546	11,657
Total Current Liabilities	10,546	11,657

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 4,101,000 and 3,836,000 shares issued and outstanding, respectively	4,101	3,836
Additional paid-in capital	81,699	63,464
Deficit accumulated during the development stage	(91,214)	(41,927)
Total Stockholders' Equity (Deficit)	(5,414)	25,373

Total Liabilities and Stockholders' Equity (Deficit)	$5,132	37,030

Fits My Style, Inc (A Development Stage Company) Statements of Operations

		From July 26,	From July 26,
	Year Ended	2010	2010
	June 30, 2012	(Inception) to June 30, 2011	(Inception) to June 30, 2012
Operating Expenses
Research and development - related party	$-	$24,500	$24,500
Website development costs - related party	4,840	-	4,840
General and administrative	42,668	17,427	60,095
Loss on impairment of website	1,779	-	1,779
Total Operating Expenses	49,287	41,927	91,214

Net loss	$(49,287)	$(41,927)	$(91,214)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding during the period - basic and diluted	3,867,637	3,468,903	3,592,215

Fits My Style, Inc

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

For the year ended June 30, 2012 and from July 26, 2010 (Inception) to June 30, 2011

				Deficit
	Common Stock, $0.001 Par Value		Additional Paid in	Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

Issuance of common stock for cash - former related parties ($0.001/share)	2,550,000	$2,550	$450	$-	$3,000

Issuance of common stock for cash - third parties ($0.05/share)	776,000	$776	$38,024	-	38,800

Issuance of common stock for services - former related party ($0.05/share)	10,000	$10	$490	-	500

Issuance of common stock for services - third party ($0.05/share)	10,000	$10	$490		500

Issuance of common stock for intellectual property - former related party ($0.05/share)	490,000	$490	$24,010	-	24,500

Net loss - period ended June 30, 2011	-	-		(41,927)	(41,927)

Balance - June 30, 2011	3,836,000	$3,836	$63,464	(41,927)	25,373

Issuance of common stock for services - third party ($0.05/share)	90,000	$90	$4,410		4,500

Issuance of common stock for cash - former related parties ($0.08/share)	131,250	$131	$10,368.75		10,500

Issuance of common stock for services - former related party ($0.08/share)	43,750	$44	$3,456	-	3,500

Net loss - year ended June 30, 2012	-	-		(49,287)	(49,287)

Balance - June 30, 2012	4,101,000	$4,101	$81,699	$(91,214)	$(5,414)

Fits My Style, Inc

(A Development Stage Company)

Statements of Cash Flows

	Year Ended June 30, 2012	From July 26, 2010 (Inception) to June 30, 2011	From July 26, 2010 (inception) to June 30, 2012-10-31

Cash Flows From Operating Activities:

Net (loss) income	$(49,287)	$(41,297)	$(91,214)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization of website	221	–	221
Stock issued for intellectual property-related party	-	24,500	24,500
Stock issued for services- related party	3,500	500	4,000
Stock issued for services	4,500	500	5,000
Loss on impairment of website	1,779	-	1,779

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(1,111)	11,657	10,546

Net Cash Used in Operating Activities	(40,398)	(4,770)	(45,168)

Cash Flows From Investing Activities:
Purchase of website development – related party	(2,000)	–	(2,000)

Net Cash Used In Financing Activities	(2,000)	–	(2,000)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	10,500	41,800	52,300

Net Cash Provided by Financing Activities	10,500	41,800	52,300

Net increase (decrease) in Cash	(31,898)	37,030	5,132

Cash - Beginning of Period	37,030	–	–

Cash - End of Period	$5,132	$37,030	$5,132

Supplementary Cash Flow Information:
Cash Paid During the Year/Period For:
Taxes	$–	$–	$–
Interest	$–	$–	$–

See accompanying notes to financial statements

Fits My Style, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012

Note 1 Nature of Operations

Fits My Style, Inc. (the “Company”), was incorporated in Nevada on July 26, 2010. The Company was formerly headquartered in Israel.

The Company was developing a website that would allow buyers of furnishings to simulate how their home or office could look before making a purchase. The Company was unable to execute its business plan.

On September 4, 2012, the Company came under new ownership and is currently inactive. The Company intends to seek new business opportunities including the acquisition of, or merger with, an existing business

See the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2012 for additional information.

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

Risks and Uncertainties

The Company's operations may be subject to significant risk and uncertainties including financial, operational, regulatory and other risks associated with a development stage company, including the potential risk of business failure. See above regarding change in business and see Note 3 regarding going concern matters.

Fits My Style, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012

Cash

The Company considers all highly liquid instruments purchased with maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2012.

Intangible Assets – Website Development Costs

Costs incurred in the planning stage of a website were expensed as research and development while costs incurred in the development stage were capitalized and amortized using the straight-line method over the life of the asset, estimated to be three years.  Expenses subsequent to the launch were be expensed as website development expenses.

Impairment of Long Lived Assets

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment.

In September 2012, due to the change in the Company’s business plan, the Company will not continue to develop its website. The Company has determined a significant decrease in the market value of the website. An impairment loss, of $1,779, has been recognized for the year ended June 30, 2012.

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
June 30, 2012

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

The change in the controlling stockholders did not result in a tax event.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $49,287 and net cash used in operations of $40,398 for the year ended June 30, 2012, and a working capital and stockholders’ deficit of $5,414 and a deficit accumulated during the development stage of $91,214.  In addition, the Company is in the development stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects that its current cash resources as well as expected lack of operating cash flows will not be sufficient to sustain operations for a period greater than one year.

The ability of the Company to continue its operations is dependent on Management's plans, which include continuing to raise equity based financing as well as development of the business plan. See Note 1 regarding change in business.

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

Fits My Style, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012

Note 4 Stockholders’ Equity

The Company issued the following shares of common stock from inception July 26, 2010 through June 30, 2011:

Transaction type	Quantity of Shares	Valuation	Value per share
Cash- related parties	2,550,000	$3,000	$0.001
Cash- third parties	776,000	38,800	0.050
Services- related parties (1)	10,000	500	0.050
Services - third parties (2)	10,000	500	0.050
Intellectual property - related party (3)	490,000	24,500	0.050

	3,836.0000	$67,300	$0.001-0.05

The Company issued the following shares of common stock for the year ended July 31, 2012:

Transaction type	Quantity of Shares	Valuation	Value per share
Cash- related parties	131,250	$10,500	$0.08
Services - third parties (2)	90,000	4,500	0.050
Services- related party (4)	43,750	3,500	0.080
	185,000	$18,500	$0.05 - $0.08

(1)	Valuation based upon cash offering price paid by founders on same date.

(2)	Valuation based upon recent cash offering price since Company was not yet publicly traded.

(3)	The Company issued these shares of common stock, to its President and Director, for the acquisition of certain intellectual property (“IP”).

Under Staff Accounting Bulletin Topic 5(G), “Transfers of Nonmonetary Assets by Promoters or Shareholders”, the IP was contributed to the Company at its historical cost basis of $0, as determined under generally accepted accounting principles. The Company has expensed this stock issuance as a component of research and development.

Fits My Style, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012

The Company also considered the valuation of the IP, whereby these assets had never been previously developed for commercialization. The IP was acquired to be used by the Company in the attempt of furthering the original business plan.

(4)	Stock was issued to an affiliate of the Company’s Chief Executive Officer. Valuation based upon services rendered, which represented the best evidence of fair value.

Note 5 Income Taxes

The Company has a net operating loss carryforward for tax purposes of approximately $58,000 at June 30, 2012, expiring through 2032.

Significant deferred tax assets at June 30, 2012 and 2011 are approximately as follows:

	June 30, 2012	June 30, 2011
Net operating loss carryforwards	$24,000	$7,000
Total deferred tax assets	24,000	7,000
Less: valuation allowance	(24,000)	(7,000)
Net deferred tax asset recorded	$-	$-

The valuation allowance at June 30, 2011 was approximately $8,000. The net change in valuation allowance during the year ended June 30, 2012 was an increase of approximately $16,000. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2012.

The actual tax benefit differs from the expected tax benefit for the periods ended June 30, 2012 and 2011 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and a state rate of 10%, due to the Company being headquartered in Israel, for a blended rate of 40.6%) approximately as follows:

	June 30, 2012	June 30, 2011
Expected tax expense (benefit) - Federal	$(15,000)	$(13,000)
Expected tax expense (benefit) - State	(5,000)	(4,000)
Stock issued for services	3,000	10,000
Impairment Loss	1,000	-
Change in valuation allowance	16, 000	7,000
Actual tax expense (benefit)	$-	$-

Fits My Style, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012

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

The Company's financial instruments consisted of accounts payable. The carrying amount of the Company's financial instruments generally approximate its fair value as of June 30, 2012, due to the short-term nature of this instrument.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between us and our accountants regarding any matter or accounting principles or practice or financial statement disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation under the supervision of our Chief Executive Officer (our principal executive officer and principal financial officer), regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2012. Based on the aforementioned evaluation, management has concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting at June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, our management has determined that, at June 30, 2012, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

12

Changes in internal controls over financial reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information with respect to our current directors, executive officers and key employees. The term for each director expires at our next annual meeting or until his or her successor is appointed. The ages of the directors, executive officers and key employees are shown as of September 28, 2012.

Name	Position	Age
Nickolay Kukekov	Chief Executive Officer and Director	39 (1)
Nir Bar	Former President, Treasurer and Director	39 (2)
Guy Turnowski	Former Secretary and Director	37 (3)

1.	Effective September 4, 2012, Nickolay Kukekov was appointed to serve as our Chief Executive Officer and Director;
2.	Effective September 4, 2012, Nir Bar resigned as our President, Treasurer and Director; and
3.	Effective September 4, 2012, Guy Turnowski resigned as our Secretary and Director.

Nickolay V. Kukekov, Chief Financial Officer and Director

Dr. Kukekov was appointed to serve as our Chief Executive Officer and Director effective September 4, 2012. Dr. Kukekov currently serves as the managing director of Highline Research Advisors. Prior to forming Highline Research Advisors, a division of John Thomas Financial, Dr. Kukekov was the Managing Director of Healthcare Investment Banking at Summer Street Research from October 2010 to August 2012. In September 2009, Dr. Kukekov was a co-founder of the Healthcare Investment Banking group at Gilford Securities. From December 2007 to July 2009, Dr. Kukekov served as the managing director of Paramount BioCapital, where he ran the advisory, mergers and acquisitions, and capital raising services for in-house private and public portfolio companies. Dr. Kukekov holds a Bachelor of Science degree in Molecular, Cellular and Developmental Biology from the University of Colorado at Boulder and a Ph.D. in Neuroscience from Columbia University, College of Physicians and Surgeons in New York. We believe Dr. Kukekov’s capital raising and merger and acquisition experience qualifies him to serve as our Chief Executive Officer and Director.

Arrangements between Officers and Directors

On September 4, 2012, Tungsten 74 LLC, a Delaware limited liability company, purchased 80.8% of our issued and outstanding common stock held by certain holders of our common stock. Pursuant to the terms of this change in control of the Company, Nir Bar and Guy Turnowski resigned their positions with the Company and Dr. Kukekov was appointed to serve as our Chief Executive Officer and Director. We filed a current report on Form 8-K on September 7, 2012 with the SEC giving notice of the change in control.

Board of Directors

Our board of directors currently consists of a single director, Nickolay Kukekov.

Family Relationships

None of our executive officers are related by blood, marriage, or adoption to any other director, executive officer, or other key employees.

Legal Proceedings

We are not aware of any material legal proceedings to which any of our executive officers or any associate of any of our executive officers is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

We are not aware of any of our executive officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers.

Committees of the Board of Directors

We have no standing audit, compensation, corporate governance or nominating committee due to our small size. Our board of directors is responsible for developing our approach to corporate governance issues.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the period from June 30, 2011 to June 30, 2012, all filing requirements applicable to its officers, directors and ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table shows the particulars of compensation paid to our current Chief Executive Officer, our former President and Treasurer and our former Secretary during the period of June 30, 2011 to June 30, 2012.

Name and Principal Position	Year Ending June 30	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Comp.		Total
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)		(j)

Nickolay	2012	-	-	-		-	-	-	-		-
Kukekov, Chief Executive Officer and Director(1)	2011	-	-	-		-	-	-	-		-

Nir Bar Former	2012	-	-	-		-	-	-	-		-
President, Treasurer and Director(2)	2011	-	-	-		-	-	-	24,500	(2)	24,500

Guy Turnowski	2012	-	-	-		-	-	-	-		-
Former Secretary and Director(3)	2011	-	-	500	(3)	-	-	-	-		500

(1)	Dr. Kukekov was appointed to these positions on September 4, 2012. Dr. Kukekov will not receive any compensation for his service as our Chief Executive Officer and Director.

(2)	Mr. Bar was appointed to these positions on July 26, 2010 and resigned on September 15, 2012. We are a party to a website design consultation agreement, dated January 1, 2011, with beIT Visual Communications, an affiliate of Mr. Bar. During August 2010, Mr. Bar was issued 490,000 shares of our common stock in consideration for the assignment of all of his rights in what is known as the Fits My Style products and invention. The shares are valued at $0.05 per share.

(3)	Mr. Turnowski was appointed to these positions on July 26, 2010 and resigned on September 4, 2012. We have a director services agreement with Mr. Turnowski. During August 2010, Mr. Turnowski was issued 10,000 shares of our common stock in consideration for his services as an officer and director of the Company. The shares are valued at $0.05 per share.

Since our incorporation on July 26, 2010, no stock options or stock appreciation rights were granted to any of our directors or executive officers, none of our directors or executive officers exercised any stock options or stock appreciation rights, and none of them hold unexercised stock options. We have no long-term incentive plans.

Outstanding Equity Awards at Fiscal Year-End

Our current and former directors and officers do not have unexercised options, stock that has not vested or equity incentive plan awards.

Director Compensation

Nickolay Kukekov will not receive any compensation for his service as a director. During the period ending June 30, 2011, our former Director, Guy Turnowski received 10,000 shares as compensation for his services as an officer and director of the Company. Mr. Turnowski did not receive any compensation for his services as a director for the fiscal year ended June 30, 2012. Mr. Bar did not receive any compensation for his services as our President, Treasurer, and Director for the fiscal year ended June 30, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of September 28, 2012, regarding the ownership of our common stock by:

•	each person who is known by us to own more than 5% of our shares of common stock; and
•	each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 4,101,000 shares of common stock outstanding as of September 28, 2012.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and generally includes voting or investment power with respect to securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days through the exercise of any warrant, stock option, or other right. Shares subject to options that are exercisable within 60 days following September 28, 2012, are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Officers, Directors and Principal Stockholders

Title of Class	Name of Beneficial Owner	Number of Shares of Common Stock/Common Shares Underlying Derivative Securities Beneficially Owned	Percentage of Common Shares**
Common Stock	Nickolay Kukekov
Chief Executive Officer and
	Director(1)	nil	nil
Common Stock	Nir Bar
Former President, Former
	Treasurer and Former Director(2)	nil	nil
Common Stock	Guy Turnowski
Former Secretary and Former
	Director (3)	nil	nil
Common Stock	Total
	Directors and Executive Officers as a group (3 persons)	nil	nil

5% STOCKHOLDERS

Title of Class	Name of Beneficial Owner	Address	Number of Shares of Common Stock/Common Shares Underlying Derivative Securities Beneficially Owned	Percentage of Common Shares
Common Stock	Tungsten 74 LLC(4)	464 Gorge Road, #3E, Cliffside Park, NJ 07910	3,315,000	80.8%
Common Stock	Chromium 24 LLC (5)	135 East 18th St. New York, NY 10003	266,179	6.49%

**Owns less than 1%

1.	Dr. Kukekov does not own any shares of our common stock.

2.	Mr. Bar sold his shares of our common stock in a transaction on September 4, 2012, whereby Mr. Bar and other holders of our common stock sold 3,315,000 shares of our issued and outstanding common stock to Tungsten 74 LLC, a Delaware limited liability company.

3.	Mr. Turnowski has sold his shares of our common stock in a transaction on September 4, 2012, whereby Mr. Turnowski and other holders of our common stock sold 3,315,000 shares of our issued and outstanding common stock to Tungsten 74 LLC, a Delaware limited liability company.

4.	Tungsten 74 LLC is a Delaware limited liability company. Viacheslav Kriventsov has voting and investment power with respect to these shares.

5.	Chromium 24 LLC is a Delaware limited liability company. John H. Kalem has voting and investment power with respect to these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In August 2010, by action taken by our board of directors, we issued 490,000 shares of our common stock to Nir Bar, our now former President, Treasurer and Director, in consideration for the assignment of all of his rights in what is known as the Fits My Style products and invention.

In August 2010, by action taken by our board of directors, we issued 10,000 shares of our common stock to Guy Turnowski, our former Director, in consideration for services to be rendered.

On January 1, 2011, we entered into a web site design consultation agreement with beIT Visual Communications, a company owned and controlled by our former president and director, Mr. Bar. Pursuant to the agreement, beIT Visual Communications will be developing the Fits my Style proof-of-concept website for a fixed fee of $10,000. Mr. Bar negotiated the agreement on behalf of beIT Visual Communications, excusing himself from representing the Company in such negotiation while Yoel Neeman, the sole shareholder of KAEYO Investments Ltd., one of the founders of the Company, represented the Company. The term of the agreement is the earlier of (i) the completion of the scope of work, as described in the agreement, and (ii) January 31, 2012. Either party may terminate the agreement upon 45 days prior written notice. The agreement also provides that beIT Visual Communications will indemnify us for any liability resulting from our use of beIT Visual Communications’ work product up to an amount not to exceed the total compensation received by beIT Visual Communications under the agreement.

On June 11, 2012, we issued 131,250 shares of our common stock in a PIPE transaction to Orit Wolkin, Juemin Chu and KAEYO Investments Ltd. for an aggregate consideration of $10,500. Orit Wolkin, Juemin Chu and KAEYO Investments Ltd. were 5% holders of our common stock at the time of the share issuance. The issuance was made in reliance upon exemption from registration under Section 4(2) of the Securities Act.

On June 11, 2012, we issued 43,750 shares of our common stock in a PIPE transaction to beIT Visual Communications for an aggregate consideration of $3,500. The issuance was made in reliance upon exemption from registration under Section 4(2) of the Securities Act.

Our principal executive office is located at 9A Yadin Igal Street, Ra’anana, Israel in space which belongs to Nir Bar, a former director and an officer of our company, free of charge. Mr. Bar has agreed to allow us to use the space free of charge until we merge with or acquire a target business.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Berman & Company, P.A. for professional services rendered to us in connection with the audit of our annual financial statements for the periods from July 26, 2010 (inception) to June 30, 2011 and from June 30, 2011 to June 30, 2012 were $4,500 and $13,500, respectively.

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-Q. Our board of directors pre-approves all audit and non-audit services performed by our auditors and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

Audit-Related Fees

None

Tax Fees

None

All Other Fees

None

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT	DESCRIPTION

3.1	Articles of Incorporation(1)
3.2	Bylaws (1)
4.1	Form of Regulation D Subscription Agreement (1)
4.2	Form of Regulation S Subscription Agreement (1)
10.1	Intellectual Property Assignment Agreement between the registrant and Mr. Nir. Bar(1)
10.2	Web Site Design Consultation Agreement between the registrant and beIT Visual Communication Ltd. (1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*Filed herewith

**Furnished herewith

(1)	Incorporated by reference to the corresponding exhibit to our registration statement on Form S-1 filed with the SEC on June 14, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fits My Style Inc.

Date: November 5, 2012	/s/ Nickolay Kukekov
Nickolay Kukekov, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nickolay Kukekov	Director	November 5, 2012
Nickolay Kukekov	(Principal Executive Officer and Principal Accounting and Financial Officer)

