Form 10-Q
period 2012-09-30
FITS MY STYLE INC
filed 2012-11-19
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-51563

FITS MY STYLE INC.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	27-3440894
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

890 Santa Cruz Avenue Menlo Park, CA	94025
(Address of Principal Executive Offices)	(Zip Code)

(303) 357-4644

(Registrant’s Telephone Number, including Area Code)

9A Yadin Igal St Ra’anana, Israel 43582

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the Registrant is ☐ a large accelerated filer,☐ an accelerated file, ☐ a non-accelerated filer, or ☒ a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

Number of shares of issuer’s common stock outstanding as of November 14, 2012: 4,101,000

i

Fits My Style Inc.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our financial statements are stated in thousands of United States Dollars (US$) and are prepared in accordance with U.S. GAAP.

Fits My Style Inc.

(A Development Stage Company)

Financial Statements

September 30, 2012

(Unaudited)

Index

Page(s)

Financial Statements:

Balance Sheets- September 30, 2012 (Unaudited) and June 30, 2012	3

Statement of Operations- Three months ended September 30, 2012 and 2011, from July 26, 2010 (inception) to September 30, 2012 (unaudited)	4

Statement of Stockholders’ Equity (Deficit)- Three months ended September 30, 2012 and from July 26, 2010 (inception) to September 30, 2012 (unaudited)	5

Statement of Cash Flows – Three months ended September 30, 2012 and 2011 and from July 26, 2010 (inception) to September 30, 2012 (unaudited)	6

Notes to Financial Statements (unaudited)	7

Fits My Style Inc.

(A Development Stage Company)

Balance Sheets

	September 30, 2012 (Unaudited)	June 30, 2012

Assets

Current Assets
Cash	$480	$5,132
Total Assets	$480	$5,132

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$15,643	$10,546
Total Current Liabilities	$15,643	$10,546

Stockholders' (Deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 4,101,000 shares issued and outstanding, respectively	4,101	4,101
Additional paid-in capital	81,699	81,699
Deficit accumulated during the development stage	(100,963)	(91,214)
Total Stockholders' Deficit	(15,163)	(5,414)

Total Liabilities and Stockholders' Deficit	$480	$5,132

Fits My Style Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	From July 26, 2010 (Inception) to September 30, 2012
Operating Expenses
Research and development - related party	$-	$-	$24,500
Website development costs - related party			4,840
General and administrative	9,749	7,394	69,844
Loss on impairment of website			1,779
Total Operating Expenses	9,749	7,394	100,963

Net loss	$(9,749)	$(7,394)	$(100,963)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.03)

Weighted average number of common shares outstanding during the period – basic and diluted	4,101,000	3,836,000	3,650,945

Fits My Style, Inc

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

Three months ended September 30, 2012 (Unaudited)
and From July 26, 2010 (inception) to September 30, 2012 (Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock, $0.001 Par Value		Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Issuance of common stock for cash - former related parties ($0.001/share)	2,550,000	$2,550	$450	$-	$3,000

Issuance of common stock for cash - third parties ($0.05/share)	776,000	776	38,024	-	38,800

Issuance of common stock for services - former related party ($0.05/share)	10,000	10	490	-	500

Issuance of common stock for services - third party ($0.05/share)	10,000	10	490		500

Issuance of common stock for intellectual property - former related party ($0.05/share)	490,000	490	24,010	-	24,500

Net loss - period ended June 30, 2011	-	-		(41,927)	(41,927)

Balance - June 30, 2011	3,836,000	3,836	63,464	(41,927)	25,373

Issuance of common stock for services - former related party ($0.05/share)	10,000	10	490		500

Issuance of common stock for services - third party ($0.05/share)	80,000	80	3,920		4,000

Issuance of common stock for cash - former related parties ($0.08/share)	131,250	131	10,369		10,500

Issuance of common stock for services - former related party ($0.08/share)	43,750	44	3,456	-	3,500

Net loss - year ended June 30, 2012	-	-		(49,287)	(49,287)

Balance - June 30, 2012	4,101,000	$4,101	$81,699	$(91,214)	$(5,414)

Net loss - three months ended September 30, 2012				(9,749)	(9,749)

Balance - September 30, 2012	4,101,000	$4,101	$81,699	$(100,963)	$(15,163)

Fits My Style Inc.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	From July 26, 2010 (Inception) to September 30, 2012

Cash Flows From Operating Activities:

Net loss	$(9,749)	$(7,394)	$(100,963)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization of website	-	-	221
Stock issued for intellectual property-related party	-		24,500
Stock issued for services- related party	-		4,000
Stock issued for services	-		5,000
Loss on impairment of website	-		1,779

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	5,097	(6,158)	15,643
Net Cash Used in Operating Activities	(4,652)	(13,552)	(49,820)

Cash Flows From Investing Activities:
Purchase of website development – related party	-	-	(2,000)
Net Cash Used In Financing Activities	-	-	(2,000)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-		52,300

Net Cash Provided by Financing Activities	-	-	52,300

Net increase (decrease) in Cash	(4,652)	(13,552)	480

Cash - Beginning of Period	5,132	37,030	-

Cash - End of Period	$480	$23,478	$480

Supplementary Cash Flow Information:
Cash Paid During the Period For:
Taxes	$-	$-	$-
Interest	$-	$-	$-

6

Fits My Style Inc.

(A Development Stage Company)

Notes to Financial Statements
September 30, 2012
(Unaudited)

Fits My Style, Inc.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012

(Unaudited)

Note 1 Nature of Operations

Fits My Style, Inc. (the "Company"), was incorporated in Nevada on July 26, 2010. The Company was formerly headquartered in Israel. The Company is now headquartered in Menlo Park, California.

The Company was developing a website that would allow buyers of furnishings to simulate how their home or office could look before making a purchase. The Company was unable to execute its business plan.

On September 4, 2012, the Company came under new ownership and is currently inactive. The Company intends to seek new business opportunities including the acquisition of, or merger with, an existing business.

See Form 8K filed on September 7, 2012 for additional information pertaining to the change in control.

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

The financial information as of June 30, 2012 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended June 30, 2012.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended September 30, 2012 are not necessarily indicative of results for the full fiscal year.

Fits My Style, Inc.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012

(Unaudited)

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

Intangible Assets – Website Development Costs

Costs incurred in the planning stage of a website were expensed as research and development while costs incurred in the development stage were capitalized and amortized using the straight-line method over the life of the asset, estimated to be three years.  Expenses subsequent to the launch were to be expensed as website development expenses.

Fits My Style, Inc.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012

(Unaudited)

Impairment of Long Lived Assets

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment.

In September 2012, due to the change in the Company’s business plan, the Company will not continue to develop its website. The Company determined that there was a significant decrease in the market value of the website. An impairment loss, of $1,779 was recognized during the year ended June 30, 2012.

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $9,749 and net cash used in operations of $4,652 for the three months ended September 30, 2012, and a working capital and stockholders’ deficit of $15,163 and a deficit accumulated during the development stage of $100,963.  In addition, the Company is in the development stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

September 30, 2012

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

Note 4 Stockholders’ Equity

The Company issued the following shares of common stock from inception July 26, 2010 through June 30, 2011:

Transaction type	Quantity of Shares	Valuation	Value per share
Cash- related parties	2,550,000	$3,000	$0.001
Cash- third parties	776,000	38,800	0.050
Services- related parties (1)	10,000	500	0.050
Services - third parties (2)	10,000	500	0.050
Intellectual property - related party (3)	490,000	24,500	0.050
	3,836,000	$67,300	$ 0.001-0.05

The Company issued the following shares of common stock From June 30, 2011 through June 30, 2012:

Transaction type	Quantity of Shares	Valuation	Value per share
Cash- related parties	131,250	$10,500	$0.08
Services - third parties (2)	90,000	4,500	0.050
Services- related party (4)	43,750	3,500	0.080
	265,000	$18,500	$0.05 - $0.08

(1)	Valuation based upon cash offering price paid by founders on same date.

(2)	Valuation based upon recent cash offering price since Company was not yet publicly trade.

(3)	Valuation based upon recent cash offering price to third parties since Company was not yet publicly traded.

(4)	The Company issued these shares of common stock, to its Chief Executive Officer and Director, for the acquisition of certain intellectual property (“IP”).

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

September 30, 2012

(Unaudited)

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

The Company's financial instruments consisted of accounts payable. The carrying amount of the Company's financial instruments generally approximate fair value as of September 30, 2012, due to the short-term nature of this instrument.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

As used in this Quarterly Report on Form 10-Q, the terms “we”, “us”, “our”, “FMS” and the “Company” mean Fits My Style Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars unless otherwise indicated.

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements”. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-K and our Current Reports on Form 8-K.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

This discussion and analysis should be read in conjunction with the accompanying financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. The discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the Company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the Company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the Company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” as disclosed in this Quarterly Report on Form 10-Q.

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

Our plan of operation is to raise additional capital to maintain the Company in good standing and to explore new business opportunities. We currently have no definitive agreements with any prospective business combination. There are no assurances that we will find a suitable business with which to combine.

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

RECENT CORPORATE DEVELOPMENTS

Change in Control

On September 4, 2012, a change in control of the company occurred through the purchase, by Tungsten 74 LLC, a Delaware limited liability company of 80.8% of our issued and outstanding common stock held by certain holders of our common stock. As a result of the change in control, Nir Bar, our President, Treasurer and a Director and Guy Turnowski, our Secretary and Director resigned their positions with the Company. Nickolay Kukekov was appointed to serve as a director and chief executive officer. We filed a Current Report on Form 8-K with the SEC noticing the change of control.

Results of Operations

For Three Months Ended September 30, 2012 and 2011

We did not generate any revenues during the three months ended September 30, 2012 and 2011. We had a net loss of $9,749 for the three months ended September 30, 2012 compared to a net loss of $7,394 for the three months ended September 30, 2011. The increase of $2,355 was primarily due to an increase in General and Administrative expenses related to seeking new business opportunities during the three months ended September 30, 2012.

Research and Development Expenses: Research and development expenses were $nil and $nil for the three months ended September 30, 2012 and 2011, respectively. Our lack of research and development expenses for the three months ended September 30, 2012 and 2011 was primarily due to our evaluation of whether to continue the development of an interactive web service based on a smartphone application that would allow potential buyers to visualize how merchandise would look in their home, officer or any other location before they actually purchase the product.

General and Administrative Expenses: General and Administrative expenses were $9,749 and $7,394 for the three months ended September 30, 2012 and 2011, respectively. The increase of $2,355 was primarily due to an increase in the legal and other expenses associated with seeking new business opportunities during the three months ended September 30, 2012.

Liquidity and Capital Resources

At September 30, 2012 we had total assets of $480 comprised entirely of cash. Our liabilities totaled $15,643, resulting in a working capital deficit of $15,163 compared to $5,132 in total assets, total liabilities of $10,546 and a working capital deficit of $5,414 for the three months ended September 30, 2012.

Going Concern

As reflected in the accompanying financial statements to this quarterly report on Form 10-Q, we had a net loss of $9,749 and net cash used in operations of $4,652 for the three months ended September 30, 2012, and a working capital and stockholders’ deficit of $15,163 and a deficit accumulated during the development stage of $100,963.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCUSSION ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer and our principal accounting officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation and the material weakness described below, our management concluded that we did not maintain effective disclosure controls and procedures as of September 30, 2012 in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that it is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management has identified control deficiencies regarding a lack of segregation of duties, and a need for a stronger internal control environment. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate disclosure controls.

Changes in internal controls over financial reporting

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

No changes to the risk factors from our Annual Report on Form 10-K filed with the SEC on November 5, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements, tagged as blocks of text.

*Filed herewith

**Furnished herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FITS MY STYLE INC.

By:	/s/ Nickolay Kukekov
Nickolay Kukekov
Chief Executive Officer
(Principal Executive Officer
and Principal Accounting Officer)

Date:	November 19, 2012

