Form 10-Q
period 2012-12-31
AntriaBio, Inc.
filed 2013-02-14
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-51563

ANTRIABIO, INC

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-3440894
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

890 Santa Cruz Avenue, Menlo Park CA	94025
(Address of Principal Executive Offices)	(Zip Code)

(650) 241-9330

(Registrant’s Telephone Number, including Area Code)

Fits My Style Inc., 305 W 50 Street, Apt 25A, New York, New York 10019

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

☒ Yes ☐ No

Indicate by check mark whether the Registrant is ☐ a large accelerated filer, ☐ an accelerated file, ☐ a non-accelerated filer, or ☒ a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes ☒ No

Number of shares of issuer’s common stock outstanding as of February 12, 2013: 40,000,000

i

AntriaBio, Inc.

(Formerly known as Fits My Style, Inc.)

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our financial statements are prepared in accordance with U.S. GAAP.

AntriaBio, Inc.

(Formerly known as Fits My Style, Inc.)

(A Development Stage Company)

Financial Statements

December 31, 2012

(unaudited)

Index

Page(s)

Financial Statements:

Balance Sheets – December 31, 2012 (Unaudited) and June 30, 2012	3

Statements of Operations - Three and six months ended December 31, 2012 and 2011, and from July 26, 2010 (inception) to December 31, 2012 (unaudited)	4

Statements of Stockholders’ Deficit - From July 26, 2010 (inception) to December 31, 2012 (unaudited)	5

Statements of Cash Flows - Six months ended December 31, 2012 and 2011, and from July 26, 2010 (inception) to December 31, 2012, (unaudited)	6

Notes to Financial Statements (unaudited)	7-12

AntriaBio, Inc.

(Formerly known as Fits My Style, Inc.)

(A Development Stage Company)

Balance Sheets

	December 31, 2012	June 30, 2012
	(Unaudited)
Assets

Current Assets
Cash	$-	$5,132
Total Assets	$-	$5,132

Liabilities and Stockholders Deficit

Current Liabilities:
Accounts payable	$8,602	$10,546
Loan to related party	15,868	-
Total Current Liabilities	24,470	10,546

Stockholders' Deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 24,606,000 shares issued and outstanding	24,606	24,606
Additional paid-in capital	61,194	61,194
Deficit accumulated during the development stage	(110,270)	(91,214)
Total Stockholders' Deficit	(24,470)	(5,414)

Total Liabilities and Stockholders' Deficit	$-	$5,132

See accompanying notes to financial statements

AntriaBio, Inc.

(Formerly known as Fits My Style, Inc.)

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months		Six Months		From July 26, 2010
	Ended December 31,		Ended December 31,		(Inception) to
	2012	2011	2012	2011	December 31, 2012
Operating Expenses
Research and development - related party	$-	$-	$-	$-	$24,500
Website development costs - related party	-	-	-	-	4,840
General and administrative	9,307	7,998	19,056	15,392	79,151
Loss on impairment of website	-	-	-	-	1,779
Total Operating Expenses	9,307	7,998	19,056	15,392	110,270

Net loss	(9,307)	(7,998)	(19,056)	(15,392)	(110,270)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding during the period - basic and diluted	24,606,000	23,016,000	24,606,000	20,813,418	22,185,121

See accompanying notes to financial statements

AntriaBio, Inc.

(Formerly known as Fits My Style, Inc.)

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

From July 26, 2010 (Inception) to December 31, 2012 (Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock, $0.001 Par Value		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Issuance of common stock for cash - former related parties ($0.0002/share)	15,300,000	$15,300	$(12,300)	$-	$3,000

Issuance of common stock for cash - third parties ($0.0083/share)	4,656,000	4,656	34,144	-	38,800

Issuance of common stock for services - former related party ($0.0083/share)	60,000	60	440	-	500

Issuance of common stock for services - third party ($0.0083/share)	60,000	60	440	-	500

Issuance of common stock for intellectual property - former related party ($0.0083/share)	2,940,000	2,940	21,560	-	24,500

Net loss - period ended June 30, 2011	-	-	-	(41,927)	(41,927)

Balance - June 30, 2011	23,016,000	23,016	44,284	(41,927)	25,373

Issuance of common stock for services - former related party ($0.0083/share)	60,000	60	440	-	500

Issuance of common stock for services - third party ($0.0083/share)	480,000	480	3,520	-	4,000

Issuance of common stock for cash - former related parties ($0.013/share)	787,500	788	9,712	-	10,500

Issuance of common stock for services - former related party ($0.013/share)	262,500	262	3,238	-	3,500

Net loss - year ended June 30, 2012	-	-	-	(49,287)	(49,287)

Balance - June 30, 2012	24,606,000	24,606	61,194	(91,214)	(5,414)

Net loss - six months ended December 31, 2012	-	-	-	(19,056)	(19,056)

Balance - December 31, 2012	24,606,000	$24,606	$61,194	$(110,270)	$(24,470)

See accompanying notes to financial statements

AntriaBio, Inc.

(Formerly known as Fits My Style, Inc.)

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Six months		From July 26, 2010
	Ended December 31,		(Inception) to
	2012	2011	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(19,056)	$(15,392)	$(110,270)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of website	-	-	221
Stock issued for intellectual property - related party	-	-	24,500
Stock issued for services - related party	-	-	4,000
Stock issued for services	-	-	5,000
Loss on impairment of website	-	-	1,779
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(1,944)	(5,792)	8,602
Net Cash Used In Operating Activities	(21,000)	(21,184)	(66,168)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of website development - related party	-	-	(2,000)
Net Cash Used In Financing Activities	-	-	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	52,300
Increase in loan to related party	15,868	-	15,868
Net Cash Provided By Financing Activities	15,868	-	68,168

Net increase (decrease) in cash	(5,132)	(21,184)	-

Cash - Beginning of Period	5,132	37,030	-

Cash - End of Period	$-	$15,846	$-

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to financial statements

AntriaBio, Inc.

(Formerly known as Fits My Style, Inc.)

(A Development Stage Company)

Notes to Financial Statements
December 31, 2012
(Unaudited)

Note 1 Nature of Operations

AntriaBio, Inc., formerly known as Fits My Style, Inc. (the "Company"), was incorporated in Nevada on July 26, 2010. On January 10, 2013 the Company changed its name from Fits My Style, Inc. to AntriaBio, Inc. and changed its state of incorporation from Nevada to Delaware. The Company was formerly headquartered in Israel and is now headquartered in Menlo Park, California.

The Company was developing a website that would allow buyers of furnishings to simulate how their home or office could look before making a purchase. The Company was unable to execute its business plan.

On September 4, 2012, the Company came under new ownership and became inactive. On January 31, 2013, the Company entered into a share exchange and reorganization agreement with AntriaBio Delaware, Inc. (“Antria Delaware”). As a result, Antria Delaware became a wholly owned subsidiary of the Company. Antria Delaware is engaged in the research and development of a treatment for diabetes.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended December 31, 2012 are not necessarily indicative of results for the full fiscal year.

AntriaBio, Inc.

(Formerly known as Fits My Style, Inc.)

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012

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

Cash

The Company considers all highly liquid instruments purchased with maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2012 or June 30, 2012, respectively.

Intangible Assets – Website Development Costs

Costs incurred in the planning stage of a website were expensed as research and development while costs incurred in the development stage were capitalized and amortized using the straight-line method over the life of the asset, estimated to be three years.  Expenses subsequent to the launch were to be expensed as website development expenses.

AntriaBio, Inc.

(Formerly known as Fits My Style, Inc.)

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012

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

On January 10, 2013 the Company executed a 6 for 1 stock split. As a result of the split, each outstanding share of the Company’s common stock before the split represents six shares of the common stock after the split. All share and per share amounts have been retroactively restated to reflect the split.

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

AntriaBio, Inc.

(Formerly known as Fits My Style, Inc.)

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012

(Unaudited)

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $19,056 and net cash used in operations of $21,000 for the six months ended December 31, 2012, and a working capital and stockholders’ deficit of $24,470 and a deficit accumulated during the development stage of $110,270 at December 31, 2012.  In addition, the Company is in the development stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 Loan to Related Party

The Company received advances of $15,868 from an affiliate of the Company’s Chief Executive Officer. The advances are unsecured, non-interest bearing and due on demand.

Note 5 Stockholders’ Deficit

The Company issued the following shares of common stock from inception July 26, 2010 (inception) through June 30, 2011:

Transaction type	Quantity of Shares	Valuation	Value per share
Cash- related parties	15,300,000	$3,000	$0.0002
Cash- third parties	4,656,000	38,800	0.008
Services- related parties (1)	60,000	500	0.008
Services - third parties (2)	60,000	500	0.008
Intellectual property - related party (3)	2,940,000	24,500	0.008
	23,016,000	$67,300	$0.0002-0.008

AntriaBio, Inc.

(Formerly known as Fits My Style, Inc.)

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012

(Unaudited)

The Company issued the following shares of common stock from July 1, 2011 through June 30, 2012:

Transaction type	Quantity of Shares	Valuation	Value per share
Cash- related parties	787,500	$10,500	$0.013
Services - third parties (2)	540,000	4,500	0.008
Services- related party (4)	262,500	3,500	0.013
	1,590,000	$18,500	$ 0.008-0.013

(1)	Valuation based upon cash offering price paid by founders on same date.

(2)	Valuation based upon recent cash offering price since Company was not yet publicly traded.

(3)	Valuation based upon recent cash offering price to third parties since the Company was not yet publicly traded.

(4)	The Company issued these shares of common stock, to its Chief Executive Officer and Director, for the acquisition of certain intellectual property (“IP”).

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

AntriaBio, Inc.

(Formerly known as Fits My Style, Inc.)

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012

(Unaudited)

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

The Company's financial instruments consisted of accounts payable and loan to related party. The carrying amount of the Company's financial instruments generally approximate fair value as of December 31, 2012, due to the short-term nature of these instruments.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

As used in this Quarterly Report on Form 10-Q, the terms “we”, “us”, “our”, “AntriaBio” and the “Company” mean AntriaBio, Inc. and to AntriaBio Delaware, Inc. (for post reverse merger discussions), unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars unless otherwise indicated.

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

Overview, Background and Recent Developments

We were incorporated in the State of Nevada on July 26, 2010 under the name “Fits My Style Inc.” We are a development stage company and to date, we have not generated any revenue from operations. In the third quarter of 2012, we entered into preliminary negotiations with AntraBio Delaware, Inc., a Delaware corporation (“Antria Delaware”) whereby we would acquire Antria Delaware and Antria Delaware would become our wholly-owned operating subsidiary (the “Reverse Merger”). On September 4, 2012, a change in control of the Company occurred through the purchase, by Tungsten LLC, a New York limited liability company of 80.8% of our issued and outstanding common stock held by certain holders of our common stock. As a result of the change in control, Nir Bar, our President, Treasurer and a Director and Guy Turnowski, our Secretary and Director resigned their positions with the Company. Nickolay Kukekov was appointed to serve as a director and chief executive officer. We filed a Current Report on Form 8-K with the SEC noticing the change of control. As a condition precedent to the Reverse Merger, we agreed to effectuate the following corporate actions: (1) Name change (the “Name Change”) from “Fits My Style” to “AntriaBio, Inc.”; (2) reincorporation (the “Reincorporation”) from the State of Nevada to the State of Delaware; and (3) six (6) for one (1) forward-split (the “Forward-Split”) of our shares (the Name Change, Reincorporation and Forward-Split are referred to collectively herein as the “Corporate Actions”). On December 3, 2012, our Board and our majority stockholder approved the Corporate Actions. On December 19, 2012, we filed a definitive information statement on Schedule 14C describing the Corporate Actions. On January 4, 2013, the Financial Industry Regulatory Authority (“FINRA”) notified us that the Corporate Actions had been approved with an effective date of January 10, 2013.

On January 31, 2013, we closed a Share Exchange and Reorganization Agreement (the “Share Exchange Agreement”) with Antria Delaware and the shareholders of Antria Delaware to effectuate the Reverse Merger. Pursuant to the terms of the Share Exchange Agreement, the issued and outstanding shares of Antria Delaware were exchanged for approximately 35,284,000 shares of our common stock. Following the effective time of the Reverse Merger, we added three additional directors to our board of directors (the “Board”). Dr. Kukekov continued to serve on our Board, but resigned as our Chief Executive Officer. The three new directors are Steve Howe, Nevan Elam and Hoyoung Huh. Our Board appointed: (i) Mr. Nevan Elam to serve as our President and Chief Executive Officer; and (ii) Dr. Sankaram Mantripragada to serve as our Chief Scientific Officer.

Plan of Operation

Prior to entering into the Share Exchange Agreement on January 31, 2013, our original plan of operation was to develop an interactive web service based on a smartphone application that would allow potential buyers to visualize how merchandise would look in their home, office or any other location before they actually purchase a product. However, due to the costs associated with developing the interactive web service and smartphone application, we decided to pursue other business opportunities.

As a result of the effectuation of the Reverse Merger through the closing of the Share Exchange Agreement, Antria Delaware’s business will be the business objectives and strategy that will drive our plan of operation going forward. Antria Delaware had been focused on raising capital to fund initial operations and the acquisition of the PRP assets. Now that the acquisition is complete Antria Delaware plans on executing on the plans to study AB101 in the clinic and develop the product line. The objective is to demonstrate that AB101 is non-inferior to Lantus in terms of safety and efficacy.

For more information on our plan of operation following the effectuation of the Reverse Merger please see our Current Report on Form 8-K filed with the SEC on February 6, 2013.

Results of Operations

For Six Months Ended December 31, 2012 and 2011

We did not generate any revenues during the six months ended December 31, 2012 and 2011. We had a net loss of $19,056 for the six months ended December 31, 2012 compared to a net loss of $15,392 for the six months ended December 31, 2011 all of which was associated with general and administrative expenses for both periods. The increased net loss of $3,664 was primarily due to the increase in legal and other expenses associated with seeking new business opportunities.

Liquidity and Capital Resources

At December 31, 2012 we had total assets of $0. Our liabilities totaled $24,470, resulting in a working capital deficit of $24,470. In the first half of 2013 we anticipate raising capital to fund our ongoing operations, including hiring additional personnel, leasing a manufacturing facility, acquiring certain equipment and commencing clinical trials.

Going Concern

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations in that new business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain additional financing through either private placements, and/or bank financing or other loans necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. These conditions raise substantial doubt about our ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer and our principal accounting officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation and the material weakness described below, our management concluded that we did not maintain effective disclosure controls and procedures as of December 31, 2012 in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that it is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management has identified control deficiencies regarding a lack of segregation of duties, and a need for a stronger internal control environment. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate disclosure controls.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

The following sets forth the material changes to our risk factors since the filing of our Annual Report on Form 10-K as a result of the closing of the Reverse Merger with Antria Delaware on January 31, 2013.

Risks Related to Our Business

We rely on a single product candidate and if the market for AB101 does not develop as we anticipate, our revenues may decline or fail to grow, which would adversely affect our operating results

Initially, we expect to derive all of our revenues, if any, from AB101. The market for AB101 is new and still evolving, and it is uncertain whether AB101 will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of consumers to accept AB101 as a viable treatment option for diabetes which would significantly adversely affect our revenues and profitability.

We are at an early stage of development as a company and we do not have, and may never have, any products that generate significant revenues

We are at an early stage of development as a proprietary product specialty pharmaceutical company and we do not have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they could provide us with any revenues. Our efforts may not lead to commercially successful products, for a number of reasons, including:

•	our product candidates may not prove to be safe and effective in clinical trials;

•	we may not be able to obtain regulatory approvals for our product candidates or approved uses may be narrower than we seek;

•	we may not have adequate financial or other resources to complete the development and commercialization of our product candidates; or

•	any products that are approved may not be accepted or reimbursed in the marketplace.

We do not expect to be able to market any of our product candidates for a number of years. If we are unable to develop, receive approval for, or successfully commercialize any of our product candidates, we will be unable to generate significant revenues. If our development programs are delayed, we may have to raise additional capital or reduce or cease our operations.

We have never generated any revenues and may never become profitable

We expect to incur substantial operating losses for the next several years as we pursue our clinical trials and research and development efforts. To become profitable, we must successfully develop, manufacture and market our product candidates, either alone or in conjunction with possible collaborators. We may never have any revenues or become profitable.

We will need substantial additional capital to fund our operations and if we fail to obtain additional capital, we may be unable to complete the development and commercialization of our product candidates or continue our research and development programs

Our operations will consume substantial amounts of cash. We expect to spend substantial amounts on research and development, including amounts spent on conducting preclinical activities, clinical trials for our product candidates, manufacturing, clinical trial materials, and expanding our research and development program. We expect that our cash used by operations will continue to increase for the next several years. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our drug development or research and development programs. We also may be required to:

•	seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; and

•	relinquish, license or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available.

We may experience delays in our clinical trials that could adversely affect our financial position and our commercial prospects

We cannot be certain when our currently planned clinical trials will begin or be completed, if at all. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new drugs approved for the conditions we are investigating. Other companies may be conducting clinical trials or may announce plans for future trials that will be seeking patients with the same indications as those we are studying. As a result of all of these factors, our trials may take longer to enroll patients than we anticipate. Delays in patient enrollment in the trials may increase our costs and slow down our product development and approval process. Our product development costs will also increase if we need to perform more or larger clinical trials than planned. Any delays in completing our clinical trials will delay our ability to generate revenue from product sales, and we may have insufficient capital resources to support our operations. Even if we do have sufficient capital resources, our ability to become profitable will be delayed.

Adverse events in our clinical trials may force us to stop development of our product candidates or prevent regulatory approval of our product candidates

Our product candidates may produce serious adverse events. These adverse events could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA, or other regulatory authorities requesting additional preclinical data or denying approval of our product candidates for any or all targeted indications. An institutional review board, independent data safety monitoring board, the FDA, other regulatory authorities or the Company itself may suspend or terminate clinical trials at any time. We cannot assure you that any of our product candidates will prove safe for human use.

If our product candidates do not meet safety or efficacy endpoints in clinical evaluations, they will not receive regulatory approval and we will be unable to market them

The regulatory review approval process typically is expensive, takes many years and the timing of any approval cannot be accurately predicted. If we fail to obtain regulatory approval for our current or future product candidates, we will be unable to market and sell such products and therefore may never be profitable.

As part of the regulatory approval process, we must conduct preclinical studies and clinical trials for each product candidate to demonstrate safety and efficacy. The number of preclinical studies and clinical trials that will be required varies depending on the product candidate, the indication being evaluated, the trial results and regulations applicable to any particular product candidate.

The results of preclinical studies and initial clinical trials of our product candidates do not necessarily predict the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials. We cannot assure you that the data collected from the preclinical studies and clinical trials of our product candidates will be sufficient to support FDA or other regulatory approval. In addition, the continuation of a particular study after review by an independent data safety monitoring board does not necessarily indicate that our product candidate will achieve the clinical endpoint.

The FDA and other regulatory agencies can delay, limit or deny approval for many reasons, including:

•	a product candidate may not be safe or effective;

•	the manufacturing processes or facilities we have selected may not meet the applicable requirements; and

•	changes in their approval policies or adoption of new regulations may require additional work.

Any delay in, or failure to receive or maintain, approval for any of our products could prevent us from ever generating meaningful revenues or achieving profitability.

Our product candidates are prone to the risks of failure inherent in drug development. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical studies, and, with respect to approval in the United States, to the satisfaction of the FDA and, with respect to approval in other countries, similar regulatory authorities in those countries, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. Despite our efforts, our product candidates may not:

•	offer therapeutic or other improvement over existing, comparable therapeutics;

•	be proven safe and effective in clinical studies;

•	meet applicable regulatory standards:

•	be capable of being produced in sufficient quantities at acceptable costs;

•	be successfully commercialized; or

•	obtain favorable reimbursement.

We are not permitted to market AB101 or any of our other product candidates in the United States until we receive approval of a new drug application, or approval of a biologics license application, from the FDA, or in any foreign countries until we receive the requisite approval from such countries. We have not submitted a new drug application or biologics license application or received marketing approval for any of our product candidates.

Preclinical testing and clinical studies are long, expensive and uncertain processes. We may spend several years completing our testing for any particular product candidate, and failure can occur at any stage. Negative or inconclusive results or adverse medical events during a clinical study could also cause the FDA or us to terminate a clinical study or require that we repeat it or conduct additional clinical studies. Additionally, data obtained from a clinical study is susceptible to varying interpretations and the FDA or other regulatory authorities may interpret the results of our clinical studies less favorably than we do. The FDA and equivalent foreign regulatory agencies have substantial discretion in the approval process and may decide that our data is insufficient to support a marketing application and require additional preclinical, clinical or other studies.

Our current supply of AB101 may be insufficient in terms of quality which would delay preclinical trials.

We acquired our supply of AB101 through the acquisition of assets from PRP. We have contracted to have this supply filled for use in our preclinical trials. If the supply has expired or has other quality issues that make it unusable, we could not use it in our preclinical trials.

Our limited operating history makes it difficult to evaluate our business and prospects

Our operations to date have been limited to organizing and staffing our company and acquiring product and technology rights. We have not demonstrated an ability to perform preclinical testing, conduct clinical trials, hire staff, obtain regulatory approval for or commercialize a product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully hiring staff, or testing, developing and commercializing pharmaceutical products.

Due to our reliance on contract research organizations or other third parties to conduct clinical trials, we are unable to directly control the timing, conduct and expense of our clinical trials

We plan to rely primarily on third parties to conduct our clinical trials. As a result, we will have less control over the conduct of the clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were to rely entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may experience unexpected increased costs that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay our trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

Our competitors may develop and market drugs that are less expensive, more effective or safer than our product candidates

The pharmaceutical market is highly competitive. For our product candidates that use currently approved active ingredients, we will face competition from the existing delivery method with each product candidate for which we are able to obtain approval. Additionally, other pharmaceutical and biotechnology companies may be developing improved formulations of the same drugs and that will compete with products we are developing. It is possible that our competitors will develop and market products that are less expensive, more effective or safer than our future products or that will render our products obsolete. We expect that competition from pharmaceutical and biotechnology companies, universities and public and private research institutions will increase. Many of these competitors have substantially greater financial, technical, research and other resources than we do. We may not have the financial resources, technical and research expertise or marketing, distribution or support capabilities to compete successfully.

Because the results of preclinical testing or earlier clinical studies are not necessarily predictive of future results none of the product candidates we advance into clinical studies may have favorable results in later clinical studies or receive regulatory approval

Success in preclinical testing and early clinical studies does not ensure that later clinical studies will generate adequate data to demonstrate the efficacy and safety of an investigational drug or biologic. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in Phase 3 clinical studies, even after seeing promising results in earlier clinical studies. We do not know whether any clinical studies we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market any of our product candidates. If later stage clinical studies do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted. Even if we believe that our product candidates have performed satisfactorily in preclinical testing and clinical studies, we may nonetheless fail to obtain FDA approval for our product candidates.

After the completion of our clinical studies, we cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates and we cannot, therefore, predict the timing of any future revenue from these product candidates

Even if we achieve positive clinical results and file for regulatory approval, we cannot commercialize any of our product candidates until the appropriate regulatory authorities have reviewed and approved the applications for such product candidates. We cannot assure you that the regulatory agencies will complete their review processes in a timely manner or that we will obtain regulatory approval for any product candidate we develop. Satisfaction of regulatory requirements typically takes many years, is dependent upon the Type, complexity and novelty of the product and requires the expenditure of substantial resources. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical studies and FDA regulatory review.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties

Even if United States regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the label ultimately approved, if any, may include restrictions on use. Further, the FDA may require that long-term safety data may need to be obtained as a post-market requirement. Our product candidates will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices or and regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters or untitled letters;

•	seek an injunction or impose civil or criminal penalties or monetary fines;

•	suspend or withdraw regulatory approval;

•	suspend any ongoing clinical studies;

•	refuse to approve pending applications or supplements to applications filed by us;

•	suspend or impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our products and generate revenue.

The Asset Purchase Agreement includes contingent payments that link the amount of consideration paid by us as consideration for the PRP assets to the development of AB101 which could decrease our working capital

We agreed to pay contingent consideration up to a maximum of $44,000,000 for any of the following events that occur within five years of the Asset Purchase: (i) $2,000,000, if and when we initiate Phase 2b clinical studies for AB101; (ii) $2,000,000, if we license AB101 to a commercial pharmaceutical company; (iii) $5,000,000, if and when we initiate Phase 3 clinical studies for AB101; (iv) $10,000,000, if and when the FDA or EMEA approves the marketing and sale of AB101; (v) and $25,000,000, if and when the cumulative sales of AB101 in a 12 month period exceeds $500,000,000. These contingent payments could reduce the amount of capital we have available to us to expand our business or develop our other product lines.

New legal and regulatory requirements could make it more difficult for us to obtain approvals for our product candidates and could limit or make more burdensome our ability to commercialize any approved products

New federal legislation or regulatory requirements could affect the requirements for obtaining regulatory approvals of our product candidates or otherwise limit our ability to commercialize any approved products or subject our products to more rigorous post-approval requirements. For example, the FDA Amendments Act of 2007, or FDAAA, granted the FDA new authority to impose post-approval clinical study requirements, require safety-related changes to product labeling and require the adoption of risk management plans, referred to in the legislation as risk evaluation and mitigation strategies, or REMS. The REMS may include requirements for special labeling or medication guides for patients, special communication plans to health care professionals, and restrictions on distribution and use. Pursuant to the FDAAA, if the FDA makes the requisite findings, it might require that a new product be used only by physicians with specified specialized training, only in specified designated health care settings, or only in conjunction with special patient testing and monitoring. The legislation also included the following: requirements for providing the public information on ongoing clinical studies through a clinical study registry and for disclosing clinical study results to the public through such registry; renewed requirements for conducting clinical studies to generate information on the use of products in pediatric patients; and substantial new penalties, for example, for false or misleading consumer advertisements. Other proposals have been made to impose additional requirements on drug approvals, further expand post-approval requirements, and restrict sales and promotional activities. The new legislation, and the additional proposals if enacted, may make it more difficult or burdensome for us to obtain approval of our product candidates, any approvals we receive may be more restrictive or be subject to onerous post-approval requirements, our ability to successfully commercialize approved products may be hindered and our business may be harmed as a result.

If any of our product candidates for which we receive regulatory approval does not achieve broad market acceptance, the revenue that we generate from its sales, if any, will be limited

The commercial success of our product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by the medical community, including physicians, patients and health care payers. The degree of market acceptance of any of our approved products will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy compared to other products;

•	the prevalence and severity of any adverse effects;

•	limitations or warnings contained in a product’s FDA-approved labeling;

•	availability of alternative treatments;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid; and

•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage.

If our product candidates are approved, but do not achieve an adequate level of acceptance by physicians, health care payers and patients, we may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payers on the benefits of our product candidates may require significant resources and may never be successful.

Recently enacted and future legislation or regulatory reform of the health care system in the United States and foreign jurisdictions may affect our ability to sell our products profitably

Our ability to commercialize our future products successfully, alone or with collaborators, will depend in part on the extent to which reimbursement for the products will be available from government and health administration authorities, private health insurers and other third-party payers. The continuing efforts of the United States and foreign governments, insurance companies, managed care organizations and other payers of health care services to contain or reduce health care costs may adversely affect our ability to set prices for our products which we believe are fair, and our ability to generate revenues and achieve and maintain profitability.

Specifically, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

We will not know the full effects of the Health Care Reform Law until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the effect of the Health Care Reform Law, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and also may increase our regulatory burdens and operating costs. We expect further federal and state proposals and health care reforms to continue to be proposed by legislators, which could limit the prices that can be charged for the products we develop and may limit our commercial opportunity.

Also in the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for drugs. In addition, this legislation authorized Medicare Part D prescription drug plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

The continuing efforts of government and other third-party payors to contain or reduce the costs of health care through various means may limit our commercial opportunity. It will be time-consuming and expensive for us to go through the process of seeking reimbursement from Medicare and private payors. Our products may not be considered cost-effective, and government and third-party private health insurance coverage and reimbursement may not be available to patients for any of our future products or sufficient to allow us to sell our products on a competitive and profitable basis. Our results of operations could be adversely affected by the MMA, the Health Care Reform Law, and additional prescription drug coverage legislation, by the possible effect of this legislation on amounts that private insurers will pay and by other health care reforms that may be enacted or adopted in the future. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we or any potential collaborators could receive for any of our future products and could adversely affect our profitability.

In some foreign countries, including major markets in the European Union and Japan, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical study that compares the cost-effectiveness of our product candidates to other available therapies. Such pharmacoeconomic studies can be costly and the results uncertain. Our business could be harmed if reimbursement of our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels.

We face potential product liability exposure, and, if successful claims are brought against us, we may incur substantial liability

The use of our product candidates in clinical studies and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation;

•	withdrawal of clinical study participants;

•	costs of related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	the inability to commercialize our product candidates; and

•	decreased demand for our product candidates, if approved for commercial sale.

Our product liability insurance coverage for our clinical studies may not be sufficient to reimburse us for all expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for any of our product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain this product liability insurance on commercially reasonable terms. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

If we use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages

Our research and development activities involve the controlled use of potentially hazardous substances, including toxic chemical and biological materials. We could be held liable for any contamination, injury or other damages resulting from these hazardous substances. In addition, our operations produce hazardous waste products. While third parties are responsible for disposal of our hazardous waste, we could be liable under environmental laws for any required cleanup of sites at which our waste is disposed. Federal, state, foreign and local laws and regulations govern the use, manufacture, storage, handling and disposal of these hazardous materials. If we fail to comply with these laws and regulations at any time, or if they change, we may be subject to criminal sanctions and substantial civil liabilities, which may harm our business. Even if we continue to comply with all applicable laws and regulations regarding hazardous materials, we cannot eliminate the risk of accidental contamination or discharge and our resultant liability for any injuries or other damages caused by these accidents.

Any failure by our third-party manufacturers on which we rely to produce our preclinical and clinical drug supplies and on which we intend to rely to produce commercial supplies of any approved product candidates may delay or impair our ability to commercialize our product candidates

We intend to rely upon a small number of third-party manufacturers and active pharmaceutical ingredient formulators for the manufacture of our material for preclinical and clinical testing purposes and intend to continue to do so in the future. We also expect to rely upon third parties to produce materials required for the commercial production of our product candidates if we succeed in obtaining necessary regulatory approvals. If we are unable to arrange for third-party manufacturing sources, or do so on commercially unreasonable terms, we may not be able to complete development of our product candidates or market them.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to current good manufacturing practices and similar foreign standards. Any failure by our third-party manufacturers to comply with current good manufacturing practices or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for action by the FDA to withdraw approvals for product candidates previously granted to us and for other regulatory action, including recall or seizure, total or partial suspension of production or injunction.

We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies. There are a small number of suppliers for certain capital equipment and raw materials that we use to manufacture our drugs. Such suppliers may not sell these raw materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Although we generally do not begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete the clinical study, any significant delay in the supply of a product candidate or the raw material components thereof for an ongoing clinical study due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply of such product candidates, which would impair our ability to generate revenues from the sale of our product candidates.

Because of the complex nature of our compounds, our manufacturers may not be able to manufacture our compounds at a cost or in quantities or in a timely manner necessary to make commercially successful products. If we successfully commercialize any of our drugs, we may be required to establish large-scale commercial manufacturing capabilities. In addition, as our drug development pipeline increases and matures, we will have a greater need for clinical study and commercial manufacturing capacity. We have no experience manufacturing pharmaceutical products on a commercial scale and some of these suppliers will need to increase their scale of production to meet our projected needs for commercial manufacturing, the satisfaction of which on a timely basis may not be met.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue

We do not currently have an organization for the sales, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved by the FDA, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

Guidelines and recommendations published by various organizations may adversely affect the use of any products for which we may receive regulatory approval.

Government agencies issue regulations and guidelines directly applicable to us and to our product candidates. In addition, professional societies, practice management groups, private health or science foundations and organizations involved in various diseases from time to time publish guidelines or recommendations to the medical and patient communities. These various sorts of recommendations may relate to such matters as product usage and use of related or competing therapies. For example, organizations like the American Heart Association have made recommendations about therapies in the cardiovascular therapeutics market. Changes to these recommendations or other guidelines advocating alternative therapies could result in decreased use of any products for which we may receive regulatory approval, which may adversely affect our results of operations.

Our management team is incomplete

Our management team is incomplete and we are continuing to search for and recruit managers for our business. Currently we rely on our Chief Executive Officer and Chief Financial Officer. There can be no assurance that we will be able to find and successfully recruit qualified managers. If we lose our Chief Executive Officer and Chief Financial Officer or cannot recruit additional qualified managers, we are unlikely to have success in developing and commercializing our drug development assets.

Risks Related to Our Intellectual Property

If our or our licensors’ patent positions do not adequately protect our product candidates or any future products, others could compete with us more directly, which would harm our business

Our commercial success will depend in part on our and our licensors’ ability to obtain additional patents and protect our existing patent positions, particularly those patents for which we have secured exclusive rights, as well as our ability to maintain adequate protection of other intellectual property for our technologies, product candidates and any future products in the United States and other countries. If we or our licensors do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize our product candidates and delay or render impossible our achievement of profitability. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these countries.

The patent positions of biotechnology and pharmaceutical companies, including our patent position, involve complex legal and factual questions, and, therefore, validity and enforceability cannot be predicted with certainty. Patents may be challenged, deemed unenforceable, invalidated or circumvented. We and our licensors will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies, product candidates and any future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	we or our licensors were the first to make the inventions covered by each of our pending patent applications;

•	we or our licensors were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our or our licensors’ pending patent applications will result in issued patents;

•	any of our or our licensors’ patents will be valid or enforceable;

•	any patents issued to us or our licensors and collaborators will provide a basis for commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;

•	we will develop additional proprietary technologies or product candidates that are patentable; or

•	the patents of others will not have an adverse effect on our business.

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

We rely on trade secrets to protect our proprietary know-how and technological advances, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. Failure to obtain or maintain trade secret protection could enable competitors to use our proprietary information to develop products that compete with our products or cause additional, material adverse effects upon our competitive business position.

Our current patent positions and license portfolio may not include all patent rights needed for the full development and commercialization of our product candidates. We cannot be sure that patent rights we may need in the future will be available for license to us on commercially reasonable terms, or at all

We typically develop our product candidates using compounds that we have in-licensed, including their original composition of matter patents and patents that claim the activities and methods for such compounds’ production and use to the extent known at that time. As we learn more about the mechanisms of action and new methods of manufacture and use of these product candidates, we may file additional patent applications for these new inventions or we may need to ask our licensors to file them. We may also need to license additional patent rights or other rights on compounds, treatment methods or manufacturing processes because we learn that we need such rights during the continuing development of our product candidates.

Although our patents may prevent others from making, using or selling similar products, they do not ensure that we will not infringe the patent rights of third parties. We may not be aware of all patents or patent applications that may impact our ability to make, use or sell any of our product candidates or proposed product candidates. For example, because we sometimes identify the mechanism of action or molecular target of a given product candidate after identifying its composition of matter and therapeutic use, we may not be aware until the mechanism or target is further elucidated that a third party has an issued or pending patent claiming biological activities or targets that may cover our product candidate. United States patent applications filed after November 29, 2000 are confidential in the United States Patent and Trademark Office for the first 18 months after such applications’ earliest priority date, and patent offices in non-United States countries often publish patent applications for the first time six months or more after filing. Furthermore, we may not be aware of published or granted conflicting patent rights. Any conflicts resulting from patent applications and patents of others could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection. If others obtain patents with conflicting claims, we may need to obtain licenses to these patents or to develop or obtain alternative technology.

We may not be able to obtain any licenses or other rights to patents, technology or know-how from third parties necessary to conduct our business as described in this report and such licenses, if available at all, may not be available on commercially reasonable terms. Any failure to obtain such licenses could delay or prevent us from developing or commercializing our drug candidates or proposed product candidates, which would harm our business. Litigation or patent interference proceedings may be necessarily brought against third parties, as discussed below, to enforce any of our patents or other proprietary rights or to determine the scope and validity or enforceability of the proprietary rights of such third parties.

Litigation regarding patents, patent applications and other proprietary rights may be expensive and time consuming. If we are involved in such litigation, it could cause delays in bringing product candidates to market and harm our ability to operate

Our commercial success will depend in part on our ability to manufacture, use, sell and offer to sell our product candidates and proposed product candidates without infringing patents or other proprietary rights of third parties. Although we are not currently aware of any litigation or other proceedings or third-party claims of intellectual property infringement related to our product candidates, the pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may obtain patents in the future and allege that the use of our technologies infringes these patent claims or that we are employing their proprietary technology without authorization. Likewise, third parties may challenge or infringe upon our or our licensors’ existing or future patents. Proceedings involving our patents or patent applications or those of others could result in adverse decisions regarding the patentability of our inventions relating to our product candidates or the enforceability, validity or scope of protection offered by our patents relating to our product candidates.

Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time-consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have our patents declared invalid, we may incur substantial monetary damages; encounter significant delays in bringing our product candidates to market; or be precluded from participating in the manufacture, use or sale of our product candidates or methods of treatment requiring licenses.

If our patent and other intellectual property protection is inadequate, our sales and profits could suffer or competitors could force our products completely out of the market

Patents which prevent the manufacture or sale of our products may be issued to others. We may have to license those patents and pay significant fees or royalties to the owners of the patents in order to keep marketing our products. This would cause profits on sales to suffer.

We have been granted patents or licensed patents in the United States, but patent applications that have been, or may in the future be, filed by us may not result in the issuance of additional patents. The scope of any patent issued may not be sufficient to protect our technology. The laws of foreign jurisdictions in which we intend to sell our products may not protect our rights to the same extent as the laws of the United States.

In addition to patent protection, we also rely on trade secrets, proprietary know-how and technology advances. We enter into confidentiality agreements with our employees and others, but these agreements may not be effective in protecting our proprietary information. Others may independently develop substantially equivalent proprietary information or obtain access to our know-how. Litigation, which is expensive, may be necessary to enforce or defend our patents or proprietary rights and may not end favorably for us. We may also choose to initiate litigation against other parties who we come to believe are infringing these patents. If such litigation is unsuccessful or if the patents are invalidated or canceled, we may have to write off the related intangible assets and such an event could significantly reduce our earnings. Any of our licenses, patents or other intellectual property may be challenged, invalidated, canceled, infringed or circumvented and may not provide any competitive advantage to us.

Risks Related to Our Common Stock

There is a limited trading market for our common stock, which could make it difficult for you to liquidate an investment in our common stock, in a timely manner.

Our common stock is currently traded on the OTC Bulletin Board. Because there is a limited public market for our common stock, you may not be able to liquidate your investment when you want. We cannot assure you that an active trading market for our common stock will ever develop. The lack of an active public trading market means that you may not be able to sell your shares of common stock when you want, thereby increasing your market risk. Until our common stock is listed on an Exchange, we expect that it will continue to be listed on the OTC Bulletin Board. However, an investor may find it difficult to obtain accurate quotations regarding the common stock’s market value. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity.

If securities analysts do not publish research or reports about our business or if they downgrade us or our sector, the price of our common stock could decline.

The trading market for our common stock will depend in part on research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who cover us downgrades us or the industry in which we operate or the stock of any of our competitors, the price of our common stock will probably decline. If one or more of these analysts ceases coverage altogether, we could lose visibility, which could also lead to a decline in the price of the common stock.

We cannot assure you that our common stock will become listed on a securities exchange and the failure to do so may adversely affect your ability to dispose of our common stock in a timely fashion.

We plan to seek listing of our common stock on the NYSE MKT or a Nasdaq exchange as soon as reasonably practicable. We may not currently meet the initial listing standards of any of those exchanges or any other stock exchange, and cannot assure you when or if we will meet the listing standards, or that we will be able to maintain a listing of the common stock on any stock exchange.

The market price and trading volume of our common stock may be volatile, which may adversely affect its market price.

The market price of our common stock could be subject to significant fluctuations due to factors such as:

•	actual or anticipated fluctuations in our financial condition or results of operations;

•	limited trading activity;

•	the success or failure of our operating strategies and our perceived prospects; realization of any of the risks described in this section; failure to be covered by securities analysts or failure to meet the expectations of securities analysts;

•	a decline in the stock prices of peer companies; and

•	a discount in the trading multiple of our common stock relative to that of common stock of certain of our peer companies due to perceived risks associated with our smaller size.

As a result, shares of our common stock may trade at prices significantly below the price you paid to acquire them. Furthermore, declines in the price of our common stock may adversely affect our ability to conduct future offerings or to recruit and retain key employees, including our managing directors and other key professional employees.

Your interest in us may be diluted if we issue additional shares of common stock.

In general, stockholders do not have preemptive rights to any common stock issued by us in the future. Therefore, stockholders may experience dilution of their equity investment if we issue additional shares of common stock in the future, including shares issuable under equity incentive plans, or if we issue securities that are convertible into shares of our common stock. We currently have outstanding convertible promissory notes that we expect to convert into common stock in future financings in accordance with their terms. We intend to raise financing in the future by issuing common stock.

Our common stock may be considered a “penny stock”.

Trades of our common stock are subject to Rule 15g-9 promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The SEC also has other rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on a national securities exchange, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of the foregoing, investors may find it difficult to sell their shares.

We have no current plan to pay dividends on our common stock and investors may lose the entire amount of their investment.

We have no current plans to pay dividends on our common stock. Therefore, investors will not receive any funds absent a sale of their shares. We cannot assure investors of a positive return on their investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period covered by this Quarterly Report on Form 10-Q, we did not have any unregistered sales of our equity securities. However, in connection with the Reverse Merger we (i) issued an aggregate of 35,284,000 shares of our common stock to all of the Antria Delaware Stockholders (6 Antriabio Stockholders) and (ii) assumed the options, warrants and convertible securities of Antria Delaware in exchange for all of the issued and outstanding shares of AntriaBio Delaware. As a result of the Reverse Merger, AntriaBio Delaware is now a wholly owned subsidiary of our Company. We offered and sold the shares in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder. For more information on the unregistered sale of our equity securities in connection with the Reverse Merger see our Current Report on Form 8-K filed with the SEC on February 6, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements, tagged as blocks of text.**

*Filed herewith

**Furnished herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTRIABIO, INC.

By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer
(Principal Executive Officer
and Principal Accounting Officer)

Date:	February 14, 2013

