Form 10-Q
period 2013-03-31
AntriaBio, Inc.
filed 2013-05-15
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

(650)-241-9330

(Registrant’s Telephone Number, including Area Code)

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

☐ Yes ☒ No

Number of shares of issuer’s common stock outstanding as of May 10, 2013: 40,000,000

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements included or incorporated by reference in this report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	projected operating or financial results, including anticipated cash flows used in operations;

•	expectations regarding capital expenditures, research and development expense and other payments;

•	our beliefs and assumptions relating to our liquidity position, including our ability to obtain additional financing;

•	our ability to obtain regulatory approvals for our pharmaceutical drugs and diagnostics; and

•	our future dependence on third party manufacturers or strategic partners to manufacture any of our pharmaceutical drugs and diagnostics that receive regulatory approval, and our ability to identify strategic partners and enter into license, co-development, collaboration or similar arrangements.

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:

•	the loss of key management personnel or sponsored research partners on whom we depend;

•	the progress and results of clinical trials for our product candidates;

•	our ability to navigate the regulatory approval process in the U.S. and other countries, and our success in obtaining required regulatory approvals for our product candidates;

•	commercial developments for products that compete with our product candidates;

•	the actual and perceived effectiveness of our product candidates, and how those product candidates compare to competitive products;

•	the strength of our intellectual property protection, and our success in avoiding infringing the intellectual property rights of others;

•	adverse developments in our research and development activities;

•	potential liability if our product candidates cause illness, injury or death, or adverse publicity from any such events;

•	our ability to operate our business efficiently, manage capital expenditures and costs (including general and administrative expenses) and obtain financing when required;

•	our expectations with respect to our acquisition activity.

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as otherwise required by applicable law.

AntriaBio, Inc. and Subsidiary

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Consolidated Balance Sheets

	March 31, 2013	June 30, 2012
	(Unaudited)
Assets

Current assets
Cash	$394,110	$25,878
Note receivable - related party	163,829	832,454
Interest receivable - related party	-	31,547
Inventory	223,000	-
Due from related party	128,546	-
Other current assets	369,741	178,682
Total current assets	1,279,226	1,068,561

Non-current assets
Fixed assets	275,717	-
Intangibile assets	13,000	-
Total non-current assets	288,717	-

Total Assets	$1,567,943	$1,068,561

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$252,436	$109,162
Accounts payable and accrued expenses - related party	522,893	-
Convertible notes payable	3,732,500	2,138,188
Interest payable	298,523	110,124
Warrant derivative liability	311,794	-
Total current liabilities	5,118,146	2,357,474

Commitments and Contingencies (Note 10)

Stockholders' deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 40,000,000 and 35,284,000 shares issued and outstanding, March 31, 2013 and June 30, 2012, respectively	40,000	35,284
Common stock subscribed	-	(35,284)
Additional paid-in-capital	3,396,649	100
Deficit accumulated during the development stage	(6,986,852)	(1,289,013)
Total stockholders' deficit	(3,550,203)	(1,288,913)

Total Liabilities and Stockholders' Deficit	$1,567,943	$1,068,561

See accompanying notes to consolidated financial statements

AntriaBio, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months		Nine Months		From March 24, 2010
	Ended March 31,		Ended March 31,		(Inception) to
	2013	2012	2013	2012	March 31, 2013

Operating expenses
Consulting fees	$266,164	$43,100	$494,319	$132,600	$746,898
Payroll	3,473,499	-	3,867,370	-	4,018,183
Research and development	3,025	-	3,025	-	3,025
Insurance	44,146	3,443	52,762	13,353	70,356
Meals and entertainment	4,064	1,328	10,404	7,214	22,516
Professional fees	198,368	8,153	486,747	75,107	669,528
Rent	16,038	10,462	50,362	40,207	109,058
Travel	22,629	24,580	77,840	78,181	226,925
General and administrative	26,348	3,530	49,897	9,869	85,492
Total operating expenses	4,054,281	94,596	5,092,726	356,531	5,951,981

Loss from operations	(4,054,281)	(94,596)	(5,092,726)	(356,531)	(5,951,981)

Other income (expense)
Interest income - related party	13,801	9,461	102,703	16,572	134,250
Interest expense	(181,703)	(91,735)	(396,022)	(222,085)	(857,327)
Derivative expense	(311,794)	-	(311,794)	-	(311,794)
Total other income (expense)	(479,696)	(82,274)	(605,113)	(205,513)	(1,034,871)

Net loss	$(4,533,977)	$(176,870)	$(5,697,839)	$(562,044)	$(6,986,852)

Net loss per common share - basic	$(0.12)	$(0.01)	$(0.16)	$(0.02)	$(0.20)
Net loss per common share - diluted	$(0.12)	$(0.01)	$(0.16)	$(0.02)	$(0.20)

Weighted average number of common shares outstanding - basic	38,410,337	35,284,000	36,303,209	35,284,000	35,533,099

Weighted average number of common shares outstanding - diluted	38,410,337	35,284,000	36,303,209	35,284,000	35,533,099

See accompanying notes to consolidated financial statements

AntriaBio, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statement of Stockholders' Equity (Deficit)
From March 24, 2010 (Inception) to March 31, 2013 (Unaudited)

					Deficit
					Accumulated
			Common	Additional	During the	Total
	Common Stock, $0.001 Par Value		Stock	Paid-in	Development	Stockholders'
	Shares	Amount	Subscribed	Capital	Stage	Equity (Deficit)

Balance - March 10, 2010 (Inception)	-	$-	$-	$100	$-	$100

Issuance of common stock	35,284,000	35,284	(35,284)	-	-	-

Net loss - period from March 24, 2010 to June 30, 2011	-	-	-	-	(505,630)	(505,630)

Balance - June 30, 2011	35,284,000	35,284	(35,284)	100	(505,630)	(505,530)

Net loss - year ended June 30, 2012	-	-	-	-	(783,383)	(783,383)

Balance - June 30, 2012	35,284,000	35,284	(35,284)	100	(1,289,013)	(1,288,913)

Stock-based compensation (Unaudited)	-	-	-	3,269,893	-	3,269,893

Warrant expense (Unaudited)	-	-	-	191,126	-	191,126

Conversion of equity in reverse merger acquisition (Unaudited)	4,716,000	4,716	35,284	(64,470)	-	(24,470)

Net loss - nine months ended March 31, 2013 (Unaudited)	-	-	-	-	(5,697,839)	(5,697,839)

Balance - March 31, 2013 (Unaudited)	40,000,000	$40,000	$-	$3,396,649	$(6,986,852)	$(3,550,203)

See accompanying notes to consolidated financial statements

AntriaBio, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

	Nine months		From March 24, 2010
	Ended March 31,		(Inception) to
	2013	2012	March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,697,839)	$(562,044)	$(6,986,852)
Amortization of notes payable discount	19,312	119,377	287,500
Amortization of deferred financing costs	188,511	47,833	271,504
Stock-based compensation expense	3,269,893	-	3,269,893
Derivative expense	311,794	-	311,794
Changes in operating assets and liabilities:
Increase in other assets	(188,444)	(122,175)	(450,119)
Increase in due from related parties	(151,809)	-	(151,809)
Increase in accounts payable and accrued expenses	142,067	299	251,329
Increase in accounts payable and accrued expenses - related party	522,893	-	522,893
Increase in interest payable	188,399	54,875	298,523
Net Cash Used In Operating Activities	(1,395,223)	(461,835)	(2,375,344)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(11,717)	-	(11,717)
Acquisition of assets	(500,000)	-	(500,000)
Decrease (increase) in interest receivable - related party	31,547	(16,572)	-
Issuance of note receivable - related party	(305,603)	(630,200)	(1,138,057)
Payments on note receivable - related party	974,228	-	974,228
Net Cash Provided By (Used In) Financing Activities	188,455	(646,772)	(675,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	1,575,000	1,200,000	3,480,500
Repayments of convertible notes payable	-	(35,500)	(35,500)
Net Cash Provided By Financing Activities	1,575,000	1,164,500	3,445,000

Net increase in cash	368,232	55,893	394,110

Cash - Beginning of Period	25,878	-	-

Cash - End of Period	$394,110	$55,893	$394,110

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-	$-
Interest	$-	$-	$-

Non-Cash Transactions:
Assumption of liabilities in reverse merger	$24,470	$-	$24,470

Assets acquired in asset acquisition:
Inventory	$223,000	$-	$223,000
Fixed Assets	264,000	-	264,000
Intangible assets	13,000	-	13,000
Cash paid for asset acquisition	$500,000	$-	$500,000

See accompanying notes to consolidated financial statements

AntriaBio, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

Note 1 Nature of Operations

These financial statements represent the consolidated financial statements of AntriaBio, Inc. (“AntriaBio”), formerly known as Fits My Style, Inc., and its wholly owned operating subsidiary, AntriaBio Delaware, Inc. (“Antria Delaware”). AntriaBio and Antria Delaware are collectively referred to herein as the “Company”.

On January 31, 2013, Antria Delaware merged with AntriaBio, a public company pursuant to a share exchange agreement in which the existing shtockholders of Antria Delaware exchanged all of their issued and outstanding shares of common stock of Antria Delaware for 35,284,000 shares of common stock of AntriaBio (the “Reverse Merger”). After the consummation of the Reverse Merger, stockholders of Antria Delaware own 88.2% of AntriaBio’s outstanding common stock.

As a result of the Reverse Merger, Antria Delaware became a wholly owned subsidiary of AntriaBio. For accounting purposes, the Reverse Merger was treated as a reverse acquisition with Antria Delaware as the acquirer and AntriaBio as the acquired party. As a result, the business and financial information included in this Quarterly Report on Form 10-Q is the business and financial information of Antria Delaware. The accumulated deficit of AntriaBio has been included in additional paid-in-capital. Pro-forma information has not been presented as the financial information of AntriaBio was insignificant.

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

The unaudited interim financial statements should be read in conjunction with the Company’s Current Report on Form 8-K filed on February 6, 2013, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended December 31, 2011. In conjunction with the Reverse Merger, the financial statements of Antria Delaware were audited as a private company for the period from January 1, 2012 to June 30, 2012.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended March 31, 2013 are not necessarily indicative of results for the full fiscal year.

AntriaBio, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements - Continued

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and the development of the business plan.

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

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives. The fixed assets have not been placed in service as of March 31, 2013 and are therefore have not begun depreciating.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company has consistently applied the valuation techniques discussed below in all periods presented. The standard describes three levels of inputs that may be used to measure fair value:

•	Level 1: Quoted prices for identical assets and liabilities in active markets;
•	Level 2: Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and
•	Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The carrying amounts of financial instruments including cash and cash equivalents, notes receivable – related party, due to related parties, and notes payable approximated fair value as of March 31, 2013 and June 30, 2012 due to the relatively short maturity of the respective instruments. The warrant derivative liability is fair valued as a level 3 financial instrument as further discussed in Note 8.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $5,697,839 and net cash used in operations of $1,395,223 for the nine months ended March 31, 2013, and a working capital and stockholders’ deficit of $3,550,203 and a deficit accumulated during the development stage of $6,986,852 at March 31, 2013.  In addition, the Company is in the development stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects that its current cash resources as well as expected lack of operating cash flows will not be sufficient to sustain operations for a period greater than one year.

The ability of the Company to continue its operations is dependent on Management's plans, which include continuing to raise equity based financing.

AntriaBio, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements - Continued

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

Note 4 Acquisition of Assets

On January 30, 2013, the Company closed on an asset purchase agreement with the Chapter 7 Estate of PR Pharmaceuticals, Inc. (PRP). Pursuant to the agreement, the Company has acquired certain tangible and intangible assets in exchange for $400,000 in cash plus an initial deposit of $100,000 paid to the Chapter 11 Trustee of PRP which is included in the purchase price, plus contingent consideration up to a maximum amount of $44,000,000.

As no employees, customers, vendor relationships, facilities or trade names were acquired in the transaction, the transaction was treated as an asset acquisition. As the purchase was treated as an acquisition of certain assets, the value assigned for the assets acquired for the price paid in cash is as follows:

Material inventory	$223,000
Fixed assets	264,000
Intangible assets	13,000
$500,000

The contingent consideration is payable in the following amounts, upon the occurrence of the following events:

•	Two million dollars ($2,000,000) related to the initiation of Phase 2b clinical studies for a multi-day injectable insulin, payable 30 days after the first dosing of a patient in a formal Phase 2b clinical study;
•	Two million dollars ($2,000,000) to be paid within 30 days after the exclusive license of the multi-day injectable insulin in the United States to a commercial pharmaceutical company.
•	Five million dollars ($5,000,000) after the initiation of Phase 3 clinical studies for the multi-day injectable insulin by the Company or a licensee of the Company, payable 30 days after the first dosing of a patient in a formal Phase 3 clinical study.
•	Ten million dollars ($10,000,000) upon the approval by the FDA or EMEA to allow the marketing and sales of the multi-day injectable insulin by the Company or a licensee of the Company, payable 30 days after the receipt of the approval letter or notice from the FDA or EMEA.
•	Twenty five million dollars ($25,000,000) if the twelve month cumulative sales of the multi-day injectable insulin by the Company or a licensee of the Company reaches five hundred million dollars ($500,000,000) in any one given twelve consecutive month period, so long as such period occurs during the life of the patents included in the purchased assets, payable 90 days after the twelfth month in which sales equaled or exceeded five hundred million dollars.

All contingent consideration events must occur within five years of the closing of the asset purchase agreement. If an event is not reached within five years, no remaining contingent consideration would be required to be paid. No contingent events have occurred through the report date.

AntriaBio, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements - Continued

Note 5 Related Party Transactions

Effective September 1, 2011, the Company issued a $1,000,000 line of credit to a related party, which has common ownership with the Company. The line of credit was issued in order for the Company to obtain a higher interest rate on excess cash. The balance due on the line of credit as of March 31, 2013 and June 30, 2012 was $163,829 and $832,454, respectively, plus accrued interest of $0 and $31,547, respectively. The Company was obligated to fund the unused amount under the line of credit through maturity of the line of credit. The line of credit bears interest equal to the lower of 10%, or the Wall Street Journal Prime Rate (3.25% at June 30, 2012) plus 5%. The interest rate at March 31, 2013 was 8.25%. The line of credit is for a period of one year and matured on August 31, 2012. A late charge of 5% of the outstanding balance was charged on the line of credit on December 31, 2012. The line of credit is secured by one million shares of the related party’s common stock. As of March 31, 2013, there was no allowance for note loss recorded on the receivable.

During the three and nine months ended March 31, 2013, the Company incurred consulting expenses of $266,164 and $445,389, respectively and professional expenses of $25,500 and $109,500, respectively, for services performed by related parties of the Company and included in the statements of operations. As of March 31, 2013, $522,893 of related party expenses are recorded in accounts payable and accrued expenses – related party.

During the three and nine months ended March 31, 2012, the Company incurred consulting expenses of $40,000 and $125,000, respectively, for services performed by related parties of the Company and included in the statements of operations.

As of March 31, 2013, the due from related party was $128,546 for expenses paid on behalf of related parties.

Note 6 Convertible Notes Payable

2010 Notes (See (A) below.) - During 2010 and 2011, the Company issued 8% convertible notes payable for which principal and interest is due two years after date of issuance. The Company is required to pay a loan fee equal to 100% of the notes principal balance, which is recorded as a loan discount and being amortized on the effective yield method over the term of the notes.

Upon the close of a “Financing”, which means any third party capital investment in the Company, in cash, that is two million, five hundred thousand dollars ($2,500,000) or greater, the outstanding principal balance and at the option of the Lender, the unpaid accrued interest on these convertible notes shall convert in whole into the number of whole shares of common stock obtained by dividing the outstanding principal balance and unpaid accrued interest on these convertible notes at the time of such Financing, by the Conversion Price. The “Conversion Price” under these notes shall initially be 65% of the common share price of the Financing, subject to adjustment as provided herein. If the Company elects to pay the accrued interest on these convertible notes in cash, the accrued interest payment shall be due on the date the principal amount is converted to common stock.

AntriaBio, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements - Continued

2011 Notes (See (B) below.) – During June 2011, the Company issued 8% convertible notes payable via Private Placement Memorandum (“PPM”). The PPM authorizes the issuance of up to $2,000,000 of convertible notes payable for which principal and interest is due one year after date of issuance. Pursuant to the terms of the PPM, upon an offering by the Company of common stock totalling at least $5 million (a “Qualified Offering”) the notes will automatically and on a mandatory basis convert (the “Mandatory Conversion”) into common shares of the Company and the right to receive warrants. On the date of closing of a Qualified Financing of common shares, the Notes will convert into common shares of the Company at a price equal to 65% of the price per common share of the Qualified Financing (the “Mandatory Conversion Price”), subject to a maximum conversion pre-money valuation of $20 million, and the right to receive Warrants. The conversion will include the face amount of the Notes and include any accrued and unpaid interest. For each common share received as a result of the Mandatory Conversion, the Investor will receive one (1) warrant to purchase one (1) common share of the Company at an exercise price equal to 135% of the price per common share at which the Notes are converted pursuant to the Mandatory Conversion. The warrants will be exercisable at any time for a period of five years from the date of the Qualified Offering.

2011 Notes (See (C) below) – In September 2011, the Company amended its 2011 PPM (above) to remove the mandatory conversion feature and to permit conversion of the notes payable at the option of the lender. The remaining terms remain essentially the same as the 2011 Notes described above.

On July 1, 2012, the Company amended its June 15, 2011 PPM on its twelve month, 8% convertible notes payable to issue up to an additional $2,000,000 in convertible notes and to extend it offering termination date to October 1, 2012. In addition, the amended PPM changes the definition of a “Qualified Financing” from $5 million to $2.5 million. On the maturity date of the convertible notes, or the closing of a Sale of the Company, whichever occurs first, the lenders are permitted an elective conversion option to convert the outstanding principal and interest on the convertible notes at the lower of 65% of the price per share of common stock in the Qualified Financing or 65% of the common stock price using a pre-money valuation of the Company of $20 million. With each share of common stock received, the investor will also receive a warrant to purchase two shares of common stock at 135% of the price per common stock at the time the note was converted. The Company reserved the right to withdraw the offering at any time.

2012 Notes (See (D) below) - In December 2012, the Company amended its PPM on its twelve month, 8% convertible notes payable to issue up to an additional $1,000,000 in convertible notes and to extend the offering termination to December 31, 2012. On the date of a Qualified Financing, the lenders are permitted an elective conversion option to convert the outstanding principal and interest at the lower of 50% of the price per share of common stock in the Qualified Financing or $0.75 per share. With each share of common stock received, the investor will also receive a warrant to purchase one share of common stock at 150% of the price per common stock at the time the note was converted.

AntriaBio, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements - Continued

The convertible notes outstanding as of March 31, 2013 include:

Unpaid
Principal

2010 Notes (A)	$562,500
2011 Notes (B)	645,000
2011 Notes (C)	1,700,000
2012 Notes (D)	825,000
Balance at March 31, 2013	$3,732,500

The notes originated at various dates from April 2010 through January 2013 and mature at various dates from February 2012 to January 2014.

During the nine months ended March 31, 2013, $1,762,500 of the convertible notes matured and payments were due. The convertible notes were not repayed and are accruing interest at a rate of 8% for the 2010 Notes that had matured and 12% for the 2011 Notes that had matured.

The convertible notes outstanding as of June 30, 2012 include:

	Unpaid	Unamortized	Principal
	Principal	Discount	Net of Discount

2010 Notes (A)	$562,500	$(19,312)	$543,188
2011 Notes (B)	645,000	-	645,000
2011 Notes (C)	950,000	-	950,000
Balance at June 30, 2012	$2,157,500	$(19,312)	$2,138,188

Note 7 Shareholders’ Deficit

Prior to the Reverse Merger, Antria Delaware had 90,000,000 common stock authorized at a par value of $0.00001 and 10,000,000 preferred stock shares authorized at a par value of $0.01.

The Company issued no shares of common or preferred stock during the nine month period ended March 31, 2013 other than those shares issued as part of the Reverse Merger. The Company has not declared or paid any dividends or returned any capital to shareholders as of March 31, 2013. On July 3, 2012 the Company issued warrants to a placement agent to purchase 1,400,000 shares of common stock from the date of issuance through five years when the warrants expire. On August 15, 2012 the Company issued warrants to two placement agents to purchase up to 248,542 shares of common stock from the date of issuance through five years when the warrants expire. On February 2, 2013, the Company issued warrants to a placement agent to purchase up to 110,000 shares of common stock from the date of issuance through five years when the warrants expire.

Equity Incentive Plan - The Company granted 9,000,000 stock options to four officers and/or directors of the Company.

AntriaBio, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements - Continued

Note 8 Stock-Based Compensation

Options - AntriaBio adopted individual stock option plans in January 2013 for four officers and/or directors of the Company. The stock option plans granted 9,000,000 option shares with an exercise price of $0.75 per share. Options to purchase 4,916,667 shares vested immediately, options to purchase 3,250,000 shares vest monthly over 3 years and 833,333 shares vest on May 31, 2013.

AntriaBio has computed the fair value of all options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. AntriaBio estimated a volatility factor utilizing a comparable published volatility of a peer company. Due to the small number of option holders and all options being to officers and/or directors, AntriaBio has estimated a forfeiture rate of zero. AntriaBio estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk- free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. AntriaBio has computed the fair value of all options granted during the nine months ended March 31, 2013 using the following assumptions:

Expected volatility	111%
Risk free interest rate	0.88%
Expected term (years)	5
Dividend yield	0%

Stock option activity is as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding, June 30, 2012	-	$-	-
Granted	9,000,000	$0.75
Outstanding, March 31, 2013	9,000,000	$0.75	4.8

Exercisable at March 31, 2013	5,097,223	$0.75	4.8

Stock-based compensation expense related to the fair value of stock options was included in the statement of operations as payroll expense of $3,269,894 for the three and nine months ended March 31, 2013. The unrecognized stock-based compensation expense at March 31, 2013 is $2,067,364. AntriaBio determined the fair value as of the date of grant using the Black-Scholes option pricing method and expenses the fair value ratably over the vesting period.

AntriaBio, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements - Continued

Warrants- AntriaBio issued warrants to agents in conjunction with the closing of its convertible notes payable as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding, June 30, 2012	-	$-	-
Warrants issued to placement agents	248,542	$0.33
Warrants issued to placement agent	1,400,000	$-
Warrants issued to placement agent	110,000	$0.85
Outstanding, March 31, 2013	1,758,542	$0.31	4.4

The Company issued warrants to purchase 248,542 shares of common stock at a price of $0.33 per share, exercisable from August 2012 through August 2017 in connection with the closing of convertible notes payable on specific PPMs. The Company issued a warrant to purchase 1,400,000 shares of common stock at a price to be determined at a qualified financing, exercisable from August 2012 through August 2017 in connection with the closing of over one million dollars in convertible notes payable. The Company issued warrants to purchase 110,000 shares of common stock at a price of $0.85 per share, exercisable from February 2013 through February 2018 in connection with the closing of convertible notes payable on specific PPMs.

The warrants for the 248,542 and 1,400,000 shares of common stock are accounted for under liability accounting and are fair valued at each reporting period. The 248,542 warrants value as of March 31, 2013 was $311,794 and is recorded as a liability on the consolidated balance sheet with the fair value adjustment recorded as derivative expense on the consolidated statement of operations. The value of the 1,400,000 warrants cannot be determined until a qualified financing occurs. The warrants for the 110,000 shares of common stock are accounted for under equity treatment and fair valued as of the date of issuance. The fair value of the warrants was valued at $191,126 and recorded as additional paid-in-capital and deferred financing fees.

These warrants were valued using the Black-Scholes option pricing model. In order to calculate the fair value of the warrants, certain assumptions were made regarding components of the model, including the closing price of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and expected life. Changes to the assumptions could cause significant adjustments to valuation. AntriaBio estimated a volatility factor utilizing a comparable published volatility of a peer company. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The Black-Scholes valuation methodology was used because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions were as follows:

Expected volatility	111%
Risk free interest rate	0.88%
Expected term (years)	4.375-5
Dividend yield	0%

Note 9 Income Taxes

As of March 31, 2013, AntriaBio provided a full valuation allowance against deferred tax assets based on the weight of the available evidence, both positive and negative, including AntriaBio’s operating losses, which indicate that it is more likely than not that such benefits will not be realized.

AntriaBio, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements - Continued

Note 10 Commitments and Contingencies

Legal Matters - From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest.

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

Overview, Background and Recent Developments

On January 31, 2013, Antria Delaware merged with AntriaBio pursuant to a share exchange in which AntriaBio acquired all of the issued and outstanding shares of common stock of Antria Delaware from the stockholders of Antria Delaware in exchange for 35,284,000 shares of common stock of AntriaBio (the “Reverse Merger”). As a result of the Reverse Merger, Antria Delaware became a wholly owned subsidiary of AntriaBio. For accounting purposes, the Reverse Merger was treated as a reverse acquisition with Antria Delaware as the acquirer and AntriaBio as the acquired party. As a result, the business and financial information included in the report is the business and financial information of Antria Delaware. The accumulated deficit of AntriaBio has been included in additional paid-in-capital. Pro-forma information has not been presented as the financial information of AntriaBio was insignificant.

Antria Delaware was formed as a Delaware corporation in March 2010 under the name “AntriaBio, Inc.” As a condition precedent to the Reverse Merger, Antria Delaware agreed to change its name from “AntriaBio, Inc.” to “AntriaBio Delaware, Inc.” On January 3, 2013, the Board of Directors and majority stockholder of Antria Delaware, by joint written consent, agreed to amend Antria Delaware’s certificate of incorporation to change its name from AntriaBio, Inc. to AntriaBio Delaware, Inc. On January 3, 2013, Antria Delaware filed an amendment to its certificate of incorporation with an effective date of January 10, 2013 to change its name from “AntriaBio, Inc.” to “AntriaBio Delaware, Inc.”

Antria Delaware was formed with the express purpose of acquiring the assets of PR Pharmaceuticals, Inc. (“PRP”). PRP was a company that developed proprietary technology to be used with active pharmaceutical ingredients to create sustained release injectable formulations. Following PRP’s inability to raise additional financing and pursuant to Title 11 of the United States Bankruptcy Code (the “Code”), PRP filed for reorganization under Chapter 11 of the bankruptcy statutes on November 14, 2008, in the United States Bankruptcy Court, District of Colorado. On November 30, 2011, the case was converted to a dissolution under Chapter 7 of the Code. On October 5, 2012, Antria Delaware entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) to acquire all of PRP’s operating and intellectual property assets out of bankruptcy including, but not limited to, program data and materials, associated inventory, equipment, lab notebooks, patents, patent applications, technology and know-how, electronic data, and regulatory filings/correspondence related to development programs (the “Asset Purchase”). On October 31, 2012, the United States Bankruptcy Court, District of Colorado approved the Asset Purchase Agreement. On January 31, 2013, the Asset Purchase closed and upon closing, PRP’s lead product candidate, a potential once-a-week basal insulin injection for the diabetes market, became our lead product candidate (AB101). Our strategy is to develop products such as AB101 for the diabetes market using our proprietary sustained release formulation capabilities with known pharmaceutical agents and United States Food and Drug Administration (“FDA”) approved delivery technologies. We believe that this strategy increases the probability of technical success while reducing safety concerns, approval risks and development costs. We also believe that our approach can result in differentiated, patent-protected products that provide significant benefits to patients and physicians.

Plan of Operation

Since our inception, we have been focused on raising capital to fund our initial operations and the acquisition of the PRP assets. Now that the acquisition is complete, we plan on executing on our plans to study AB101 in the clinic and develop our product pipeline. Our objective is to demonstrate that AB101 is noninferior to Lantus in terms of safety and efficacy. As a precursor to clinical studies, in 2013 we will study the pharmacokinetics and pharmacodynamics of AB101 in two animal species. We are currently making preparations to fill and finish preclinical AB101 material that was preserved and acquired from PRP. While we believe that the material should be sufficient both in terms of quality and quantity, to the extent that we determine that the existing material is lacking, we will have to produce new AB101 supplies which will delay our studies by as much as 12-18 months. Further, we believe that we have enough AB101 clinical material to support our Phase 1 trial, but we anticipate needing additional material for our Phase 2 study. In 2014 we plan on making new supplies of AB101 clinical material to support the Phase 2 study and follow-on studies.

If our preclinical studies are successful, we will conduct two clinical trials outside the US in approximately 60-70 patients to determine the safety, dose and indications of efficacy of AB101. The first study we intend to conduct is a Phase 1 single ascending dose safety/pharmacokinetics/pharmacodynamics study in 10-20 patients with Type 1 diabetes. In this trial, individuals will receive a single dose of subcutaneously injected AB101 and the primary outcome is the presence of hyperglycemic episodes, if any. We plan to initiate this study in 2H 2013 and have final results by the end of 1Q 2014. The second study will be a Phase 2, randomized, double-blinded trial in approximately 50 Type 1 diabetes patients to compare the glucose-lowering effect of AB101 with that of Lantus. We plan on initiating this study in 4Q 2014 and have final results by the end of 2Q 2015. Following these successful initial trials, we will seek approval for AB101 in various jurisdictions including in the US where we would conduct new Phase 1 and 2 studies in 2015 and then commence larger Phase 3 trials in 2016 to be completed by 2H 2017. We would file an NDA in 2017.

We believe that a critical milestone for the Company is demonstrating that AB101 is safe and efficacious in the initial Phase 1 and 2 studies. On the basis of these trials, we believe that we will have an opportunity to explore strategic relationships with third parties which, among other things, may provide us with a source of financing and augment our capabilities.

While we have preclinical and clinical plans for AB101 as well as plans to develop other product opportunities, we currently do not have sufficient cash to carry out these studies and other Company objectives. We believe that we need to raise as much as $30 million to fund our development and clinical activities through the completion of the initial Phase 2 AB101 study (end of 2014). We anticipate raising between $15 to $20 million this year and potentially another $10 million in 2014 and we are beginning our efforts by targeting a $5 to $10 million raise as soon as possible. These funds will allow us to commence our preclinical and clinical efforts and to enter into a lease for manufacturing/research and development facility in Colorado where we anticipate making certain leasehold improvements including the addition of a cGMP asceptic suite for clinical materials. We currently anticipate spending approximately six million dollars through 2014 for clinical materials and studies through Phase 2. We also anticipate that during this same period, we will hire 40-50 individuals and spend approximately ten million dollars on salaries/benefits, rent and general and administrative matters.

Significant Accounting Policies and Estimates

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

Our significant accounting policies and estimates are included in our Current Report on Form 8-K filed on February 6, 2013, which contains the audited financial statements and notes thereto.

Results of Operations

For Three and Nine Months Ended March 31, 2013 and 2012

Results of operations for the three months ended March 31, 2013 (the “2013 quarter”) and the three months ended March 31, 2012 (the “2012 quarter”) reflected losses of $4,533,997 and $176,870, respectively. These losses include charges related to stock based compensation of $3,269,893 in the 2013 quarter and none in the 2012 quarter.

Results of operations for the nine months ended March 31, 2013 (the “2013 period”) and the nine months ended March 31, 2012 (the “2012 period”) reflected losses of $5,697,839 and $562,044 respectively. These losses include charges related to stock based compensation of $3,269,893 in the 2013 period and none in the 2012 period.

Revenues

We are a development stage entity and have not generated any revenues since inception.

Expenses

Consulting expenses were approximately $266,000 in the 2013 quarter compared to $43,000 in the 2012 quarter, and $494,000 in the 2013 period compared to $133,000 in the 2012 period. The increase is primarily due to the consulting fees that were paid to Konus Advisory Group for director consulting fees and other consulting services.

Payroll expenses were approximately $3,473,000 in the 2013 quarter compared to zero in the 2012 quarter, and $3,867,000 in the 2013 period and zero in the 2012 period. The increase is due to employment agreements being signed in April and June 2012 for the first employees of the Company. The Company also recorded stock-based compensation in the 2013 quarter for stock options that were granted in January 2013.

Professional fees were approximately $198,000 in the 2013 quarter compared to $8,000 in the 2012 quarter, and $487,000 in the 2013 period compared to $75,000 in the 2012 period. Professional fees consist primarily of legal, audit and accounting costs, costs related to public company compliance costs, and consulting related to capital formation. The increase is due to the reverse merger which occurred in January 2013 and the audit and legal fees in association with the reverse merger as well as the new investor relations costs being incurred.

General and administrative costs were approximately $26,000 in the 2013 quarter compared to $4,000 in the 2012 quarter, and $50,000 in the 2013 period compared to $10,000 in the 2012 period. The increase in the 2013 quarter is primarily due to increases in maintaining the website as well recruiting expenses for the search for qualified candidates for future positions.

Liquidity and Capital Resources

At March 31, 2013 we had cash of approximately $394,000 and payables of $775,000. As a development stage entity, we have not generated revenue as our activities have been focused on setting up the business and raising capital. In the nine months ended March 31, 2013, we used net cash in operating activities of $1.4 million and inception to date of $2.4 million. We have historically funded our operations through debt securities.

In the first half of 2013 we anticipate raising $5,000,000 to $10,000,000 to fund our ongoing operations including hiring additional personnel, leasing a manufacturing facility, acquiring certain equipment and commencing clinical trials.

Going Concern

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations in our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain additional financing through either private placements, and/or bank financing or other loans necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. These conditions raise substantial doubt about our ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer and our principal accounting officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation and the material weakness described below, our management concluded that we did not maintain effective disclosure controls and procedures as of March 31, 2013 in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that it is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management has identified control deficiencies regarding a lack of segregation of duties, and a need for a stronger internal control environment. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate disclosure controls.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Certain factors exist which may affect the Company’s business and could cause actual results to differ materially from those expressed in any forward-looking statements. The Company has not experienced any material changes from those risk factors as previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2013 (the “Form 8-K”).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements, tagged as blocks of text.**

*Filed herewith

**Furnished herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTRIABIO, INC.

By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer
(Principal Executive Officer
and Principal Accounting Officer)

Date:	May 15, 2013

