Form 10-K
period 2013-06-30
AntriaBio, Inc.
filed 2013-09-11
CIK 1509261

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended June 30, 2013
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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ Yes ☐ No

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrants most recently completed second fiscal quarter (December 31, 2012) was $39,300

Number of shares of issuer’s common stock outstanding as of September 5, 2013: 40,000,000

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements included or incorporated by reference in this Annual Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

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

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:

•	the loss of key management personnel or sponsored research partners on whom we depend;

•	the progress and results of clinical trials for our product candidates;

•	our ability to navigate the regulatory approval process in the United States and other countries, and our success in obtaining required regulatory approvals for our product candidates;

•	commercial developments for products that compete with our product candidates;

•	the actual and perceived effectiveness of our product candidates, and how those product candidates compare to competitive products;

•	the ability to obtain intellectual patent protection, the strength of our intellectual property protection, and our success in avoiding infringing the intellectual property rights of others;

•	adverse developments in our research and development activities;

•	potential liability if our product candidates cause illness, injury or death, or adverse publicity from any such events;

•	our ability to operate our business efficiently, manage capital expenditures and costs (including general and administrative expenses) and obtain financing when required;

•	our expectations with respect to our acquisition activity.

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this Annual Report are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report, except as otherwise required by applicable law.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this Annual Report to “we,” “us,” “our,” “our Company,” the “the Company” and “Antria” are to the combined business of AntriaBio, Inc. and its wholly-owned operating subsidiary, “AntriaBio Delaware, Inc.

In addition, unless the context otherwise requires and for the purposes of this Annual Report only:

•	“Antria Delaware” refers to AntriaBio Delaware, Inc., a corporation organized under the laws of the State of Delaware;

•	“Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended;

•	“FINRA” refers to the Financial Industry Regulatory Authority;

•	“Reverse Merger” refers to the series of transactions entered into on January 31, 2013 by and between the Company, Antria Delaware and the Stockholders of Antria Delaware pursuant to which Antria Delaware became the wholly-owned operating subsidiary of AntriaBio, Inc;

•	“SEC” refers to the United States Securities and Exchange Commission; and

•	“Share Exchange and Reorganization Agreement” refers to a share exchange reorganization agreement by and between the stockholders of Antria Delaware and our Company pursuant to which we acquired all of the issued and outstanding shares of common stock of Antria Delaware.

PART I

ITEM 1. BUSINESS

Fits My Style Corporate History

We were incorporated under the name "Fits My Style Inc." on July 26, 2010, as a corporation organized under the laws of the State of Nevada. From inception until the consummation of the Reverse Merger, the principal business of the Company was to develop an interactive web service followed by a smartphone application that would allow buyers to visualize potential furnishings in their home, office or any other location prior to making a purchase. During that time, we had no revenue and our operations were limited to capital formation, website development and refining of our business plan. As a result of the acquisition of Antria Delaware, on January 31, 2013, we ceased the operations of “Fits My Style”.

Prior to ceasing the operations of “Fits My Style” in the third quarter of 2012, we entered into preliminary negotiations with Antria Delaware with respect to the principal terms of the Reverse Merger. As a condition precedent to the Reverse Merger, we agreed to: (i) change our state of incorporation from Nevada to Delaware (“Reincorporation”); (ii) change our name from "Fits My Style Inc." to "AntriaBio, Inc." (“Name Change”); and (iii) effect a 6 for 1 forward stock split (“Forward Split” the Forward Split together with the Reincorporation and Name Change are collectively referred to herein as the “Corporate Actions”) of the outstanding shares of our common stock. On December 3, 2012, our board of directors (the “Board”) and stockholders holding approximately 80.8% of our outstanding common stock approved the Corporate Actions by written consent. Effective January 10, 2013, in accordance with approval from the FINRA, we effectuated the Corporate Actions.

A more detailed description of the Corporate Actions are set forth in our Definitive Information Statement on Schedule 14C filed with the SEC on December 19, 2012, which description is incorporated in its entirety herein by reference.

Antria Delaware Corporate History

Antria Delaware was formed as a Delaware corporation in March 2010 under the name "AntriaBio, Inc." As a condition precedent to the Reverse Merger, Antria Delaware agreed to change its name from "AntriaBio, Inc." to "AntriaBio Delaware, Inc." On January 3, 2013, the board of directors and majority stockholder of Antria Delaware, by joint written consent, agreed to amend Antria Delaware’s certificate of incorporation to change its name from AntriaBio, Inc. to AntriaBio Delaware, Inc. On January 3, 2013, Antria Delaware filed an amendment to its certificate of incorporation with an effective date of January 10, 2013 to change its name from "AntriaBio, Inc." to "AntriaBio Delaware, Inc."

Antria Delaware was formed with the express purpose of acquiring the assets of PR Pharmaceuticals, Inc. ("PRP"). PRP was a company that developed proprietary technology to be used with active pharmaceutical ingredients to create sustained release injectable formulations. Pursuant to Title 11 of the United States Bankruptcy Code (the "Code"), PRP filed for reorganization under Chapter 11 of the bankruptcy statutes on November 14, 2008, in the United States Bankruptcy Court, District of Colorado. On November 30, 2011, the case was converted to a dissolution under Chapter 7 of the Code. On October 5, 2012, Antria Delaware entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") to acquire all of PRP’s operating and intellectual property assets out of bankruptcy including, but not limited to, program data and materials, associated inventory, equipment, lab notebooks, patents, patent applications, technology and know-how, electronic data, and regulatory filings/correspondence related to development programs (the "Asset Purchase"). On October 31, 2012, the United States Bankruptcy Court, District of Colorado approved the Asset Purchase Agreement. On January 31, 2013, the Asset Purchase closed and upon closing, PRP’s lead product candidate, a potential once-a-week basal insulin injection for the diabetes market, became our lead product candidate (AB101).

Acquisition of Antria Delaware

On January 31, 2013, we entered into and closed the Share Exchange and Reorganization Agreement to acquire Antria Delaware through: (i) the purchase of all of Antria Delaware's issued and outstanding shares of its common stock; and (ii) the assumption of any options, warrants or convertible securities of Antria Delaware. In exchange we issued 35,284,000 shares of our common stock representing approximately 88.2% of our Company’s issued and outstanding capital stock to the Antria Delaware Stockholders. Antria Delaware is now our wholly-owned operating subsidiary and our business is Antria Delaware’s business. The Share Exchange and Reorganization Agreement was ratified by all Antria Delaware stockholders as part of their execution of the Share Exchange and Reorganization Agreement. The approval of our stockholders of the Share Exchange and Reorganization Agreement was not required under Delaware law inasmuch as our Board had all of the requisite authority needed to authorize the issuance of shares of our common stock to the Antria Delaware Stockholders and reconstitute the Board.

Our Business Plan

Our strategy is to develop products such as AB101 for the treatment of diabetes using our proprietary sustained release formulation capabilities with known pharmaceutical agents and United States Food and Drug Administration ("FDA") approved delivery technologies. We believe that this strategy increases the probability of technical success while reducing safety concerns, approval risks and development costs. We also believe that our approach can result in differentiated, patent-protected products that provide significant benefits to patients and physicians.

Overview of Diabetes

Diabetes is a chronic, life-threatening disease for which there is no known cure. In normal, healthy individuals, the pancreas produces sufficient insulin to ensure proper control of glucose levels. The pancreas produces a steady, low level of insulin known as “basal” insulin, which regulates blood glucose levels between meals and during the nighttime. After a person eats a meal, blood glucose levels rise rapidly and the pancreas responds with a marked and transient increase in insulin secretion, the prandial insulin release, to bring glucose levels back to the normal range.

Diabetes is marked by high levels of blood glucose (hyperglycemia) resulting from defects in insulin production, insulin action or both. According to the International Diabetes Federation, approximately 366 million people suffer from the disease worldwide and this number is expected to reach approximately 550 million by 2030 as a result of an aging population, diets and lifestyles. In the United States ("US") alone, the American Diabetes Association and the Centers for Disease Control and Prevention estimate that there are 25.8 million people with diabetes, of which an estimated seven million are currently undiagnosed. Furthermore, the diagnosed and undiagnosed diabetes population, which represented 8.3% of the US population in 2011, is expected to grow by almost two million new cases each year. Complications associated with diabetes include, but are not limited to, heart disease, kidney disease, eye disease, neurological deterioration and amputations.

Type 1 diabetes develops when the body’s immune system destroys pancreatic beta cells which are the only cells in the body that make the hormone insulin that regulates blood glucose. To survive, people with Type 1 diabetes must have insulin delivered by injection or a pump and this form of diabetes usually strikes children and young adults, although disease onset can occur at any age. Type 1 diabetes accounts for approximately 5% of all diagnosed cases of diabetes. There is no way to prevent Type 1 diabetes, but several clinical trials attempting to establish a prevention for the disease are currently in progress or are being planned.

Type 2 diabetes accounts for approximately 90% to 95% of all diagnosed cases and usually begins as insulin resistance, a disorder in which the cells do not use insulin properly. As the need for insulin rises, the pancreas gradually loses its ability to produce it. Type 2 diabetes is associated with older age, obesity, family history of diabetes, history of gestational diabetes, impaired glucose metabolism, physical inactivity, and race/ethnicity. Type 2 diabetes requires a multifaceted treatment approach. The traditional treatment approach initially consists of strategies that do not involve drugs or medicine, such as diet and exercise. The goals of these non-medicinal strategies are to reduce body weight and plasma glucose by reducing caloric intake and to increase glucose uptake by stimulating skeletal muscles.

Although highly effective in some patients, only a small minority is able to maintain the diet and exercise required for long-term glucose control. Eventually, most patients require pharmaceutical intervention which typically begins with the administration of various classes of anti-diabetic drugs such as metformin, sulfonylurea, thiazolidinediones and incretins. Among other effects, these drugs either help the body produce insulin or improve how the body utilizes the insulin it produces. Eventually, many patients with Type 2 diabetes resort to insulin therapy to manage their hyperglycemia. Unfortunately, the step-wise approach to therapy tends to be extremely prolonged with many patients remaining chronically hyperglycemic for several years.

Principal Products and Services

Our Products

AB101

AB101 is a PEGylated basal insulin that has been formulated in biodegradable microspheres to be injected weekly to treat patients with Type 1 and Type 2 diabetes who require basal insulin to control hyperglycemia. AB101 is currently in preclinical development and we plan on initiating clinical trials outside the US this year. The weekly injection has been designed with a release profile to result in low, but sustained, insulin levels that will supplement the effects of endogenous and exogenous insulin and complement the effects of orally administered hypoglycemic agents.

We believe that a once-a-week injection of AB101, if approved, will result in greater patient compliance and set a new standard in basal insulin therapy. In North America, basal insulin already commands a 47% share of total insulin usage. Currently, each year Sanofi-Aventis sells more than $5 billion of Lantus, a daily injectable basal insulin therapy while Novo Nordisk sells more than $2 billion a year of its twice daily injectable basal insulin Levemir. Our once-a-week injection would provide seven days of basal insulin coverage with the potential to significantly improve the treatment paradigm. Furthermore, there is an opportunity for AB101 to enter new markets outside of North America where basal insulin has limited penetration. Basal insulin represents 36% of all insulin use in Europe, 29% of all insulin use in Japan and Korea, 13% of all insulin use in China, and 26% of all insulin use in rest of world. Further, as a result of AB101’s weekly injection profile, it has the potential to be used in diabetic patients who are using oral agents, but not insulin (regular or basal). According to the United States Centers for Disease Control, 58% of all individuals with diabetes use oral medications only, and 16% use no medication at all. It is generally believed that the reluctance to initiate insulin therapy is a result of resistance to take multiple injections for both regular and current long-acting insulin as well as the multiple finger sticks needed to monitor blood glucose levels.

AB201 (Long acting GLP-1)

Glucagon-like peptide-1 (“GLP”) is a naturally occurring peptide in the intestine that helps control glucose levels by stimulating the pancreas to produce insulin, reducing the amount of glucose that is produced by the liver, reducing the rate at which the stomach digests food and empties into the small intestine (gastric emptying) and curbing the appetite and the amount of food that is consumed. Endogenous GLP production is reduced in patients with Type 2 diabetes and as a result there is a growing market for synthetic analogs of the peptide.

We believe that our technology has the potential to support development of a long-acting GLP that could be differentiated in terms of dosing frequency (once per month dosing as opposed to daily or weekly dosing), improved kinetics (reduced burst and thus potentially more favorable adverse event profile or reduced dose) and reduced immunogenicity (PEGylated native glucagon-like peptide-1 may be less immunogenic than glucagon-like peptide-1 analogs). BYETTA®, marketed by Eli Lilly and currently selling approximately $500 million per year, and Victoza®, marketed by Novo Nordisk and currently selling approximately $200 million per year, are the currently approved GLP products.

AB201 is a product concept that is in the early stages of development.

AB101 Development Status

We have completed most of the critical analytical methods for AB101 and we have successfully scaled production to support our development needs through early Phase 2 clinical studies. We have also conducted various preclinical studies with the AB101 formulation with the objective of demonstrating a desirable insulin release profile along with favorable handling characteristics. Our preclinical studies have shown the following:

1.	Minimal burst of drug – AB101 is designed to deliver seven days of basal insulin and our proprietary formulation and processing parameters provide minimal release (less than 1% of the weekly dose) of insulin immediately after injection followed thereafter by a sustained insulin release over the intended dosing interval;

2.	Uniform and predictable pharmacokinetics and pharmacodynamics – After a lag of approximately three days, our formulation is released uniformly over a 10-day period without batch variability and at a constant rate for approximately one week after treatment;

3.	Repeatable kinetics – The pharmacokinetic profile from one injection to another is repeatable and the pattern and magnitude of drug release is almost identical from one injection to the next;

4.	Steady-state drug levels with repeat dosing – In animals we were able to obtain repeat-dose steady-state levels, with minimal peak-to-trough variation, after the second injection. We believe this provides proof-of-concept that steady-state basal levels of insulin are achievable with a single once-a-week injection that can be managed to a specific dose level for individual patient needs;

5.	Preservation of protein integrity and biological activity – Our proprietary formulation and manufacturing method preserves the integrity and biological activity of insulin and our formulation behaves like recombinant human insulin in terms of activation of the insulin receptor and insulin signaling cascade; and

6.	No injection site reaction – Inflammation or other adverse signs at the injection site using our microsphere delivery technology are rare and appear to be a result of the injection technique and not AB101.

AB101 Clinical Plan and Analysis of Competition

AB101 Clinical Plan

Our clinical development objective is to demonstrate that AB101 is non-inferior to the current basal insulin market leader, insulin glargine (Lantus), in terms of safety and efficacy. We plan on conducting our initial clinical trials outside of the US in order to complete the studies quicker and with less expense. For the purposes of securing US regulatory approval, we will repeat these trials as outlined below.

Our first clinical trial will be a Phase 1 single ascending dose safety/pharmacokinetics/pharmacodynamics study in 10-20 patients with Type 1 diabetes. We have engaged a contract research organization to conduct this study in Russia. In a dose escalating design, subjects will receive a single dose of subcutaneously injected AB101. The primary outcome of the study is the presence of hyperglycemic episodes, if any. Secondary outcomes may include the incidence of hypoglycemic episodes, AUC (area under the serum AB101 insulin concentration time curve, based on multiple sampling time points), Cmax (maximum serum AB101 insulin concentration observed), Tmax (time to maximum serum AB101 insulin concentration), FBG (average morning fasting blood glucose), average morning fasting serum C-peptide concentration, and FFA (average morning fasting serum free fatty acid concentration). This initial trial should provide valuable information on the kinetic profile as well as the pharmacodynamics and relative bioavailability of AB101. We plan to initiate this study in 2H 2014 and have final results by the end of 4Q 2014.

Our second study will be a Phase 2 trial to compare the glucose-lowering effect of AB101 with that of insulin glargine (Lantus). We plan on carrying out this study in Russia. Approximately 20 patients with Type 1 diabetes will receive Lantus over several weeks to reach steady state insulin and glucose levels. Next, each patient will receive either a single dose of AB101 per week, or an injection per day for seven days of Lantus. Patients will be monitored for glucose and insulin levels until a steady state is achieved (which we anticipate will be between two and three weeks) and at this point their therapies will be switched from Lantus to AB101 or vice versa and the study will progress until an additional steady state is achieved. The pharmacodynamic and pharmacokinetic properties of the different insulin preparations will be recorded throughout the study. We plan on initiating this trial in 4Q 2014 and have final results by the end of 2Q 2015.

If these initial clinical trials are successful, we will seek approval for AB101 in the US and other jurisdictions. In the US we plan on filing an investigational new drug application (“IND”) with the FDA in 2015 and conducting new Phase 1 and 2 studies in the US in 2015. In order to secure regulatory approval in the US, we are planning on multiple Phase 3 studies to compare the safety and efficacy of AB101 with Lantus in open-label, randomized, parallel studies of approximately 1000 patients (each study) with Type 1 and Type 2 diabetes. We believe that each study will take approximately 6 months to complete and the primary endpoints will be a reduction in glycosylated hemoglobin (“HbA1c”), fasting plasma glucose and body weight gain/loss. In addition, we plan on conducting an additional Phase 3 study with similar endpoints in a 26-week open-label trial of approximately 1000 patients with inadequate glycemic control (HbA1c 7-10%) on metformin alone or with a sulfonylurea. Our plan is to commence these studies in 3Q 2016 and we believe that they will take approximately 18 months to complete. Thereafter, in 2018 we intend to file a new drug application (“NDA”) with the FDA seeking for approval for AB101.

Competition

We face competition from pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and private research organizations in recruiting and retaining highly qualified scientific personnel and consultants and in the development and acquisition of technologies. In particular, if we successfully commercialize AB101, our product candidate would compete directly against Lantus, Levemir and Novo Nordisk’s Tresiba, which is pending FDA approval. Each of these drugs is backed by a large pharmaceutical company with substantially greater financial, marketing and development resources than AntriaBio. Further, the pharmaceutical and biotechnology industries are very competitive and are characterized by rapid and continuous technological innovation.

We believe that there are a number of potential drugs in preclinical studies and clinical trials to treat diabetes that may result in effective, commercially successful treatments, including drugs that may be in development by Sanofi, Novo Nordisk and other organizations. Each of these therapies and others may compete with AB101.

Intellectual Property

Our ability to protect and use our intellectual property in the continued development and commercialization of our technologies and products and to prevent others from infringing on our intellectual property is crucial to our success. Our patent strategy is to augment our current portfolio by continually applying for patents on new developments and obtaining licenses where necessary for promising product candidates and related technologies. Our issued patents and patent applications provide protection for our core technologies. One of our central patents and patent applications is for the bio-conjugation of bioactive agents including insulin (PCT Publication WO 2004/091494). The technology underlying this patent consists of methods to achieve site-specific PEGylation of insulin and similar proteins and it is approved in Europe and Australia and pending in other jurisdictions, including the US, Canada, Japan, Brazil, China, Hong Kong, and India. In addition, we intend to file a variety of other patent applications to protect our intellectual property.

We also rely in part on confidentiality agreements to protect trade secrets and know-how that is not patentable. Our policy is to require our employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers, board of directors, technical review board and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. We also require signed confidentiality or material transfer agreements from any third party that is to receive our confidential information. In the case of employees, consultants and contractors, the agreements provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of Antria. However, there can be no assurance that all persons who we desire to sign such agreements will sign, or if executed that these agreements will not be breached. Further, there may not be adequate remedies for any breach and our trade secrets and know-how may become known or be independently developed by competitors.

Our success will also depend in part on our ability to commercialize our technology without infringing on the proprietary rights of others. If our technology components, products, processes or other subject matter are claimed under other existing US or foreign patents or are otherwise protected by third party proprietary rights, we may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights or we may be required to obtain licenses from such companies in order to develop, manufacture or market our technology. There can be no assurance that we would be able to obtain such licenses or that such licenses, if available, could be obtained on commercially reasonable terms. Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses could result in delays in marketing our proposed technology or the inability to proceed with the development, manufacture or sale of products requiring such licenses, which could have a material adverse effect on our business, financial condition and results of operations. If we are required to defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether we are successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease our development and commercialization of our technology.

Government Regulation

Regulation by governmental authorities in the US and other countries is a significant factor in the development, manufacture and marketing of pharmaceutical products. All of our potential products, including AB101, will require regulatory approval by governmental agencies prior to commercialization. In particular, pharmaceutical therapies are subject to rigorous preclinical testing and clinical trials and other pre-market approval requirements by the FDA and regulatory authorities in foreign countries. Various federal, state and foreign statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products.

A number of steps must be taken before a pharmaceutical agent may be marketed in the US. First, the pharmaceutical agent must undergo preclinical testing including laboratory evaluation of product chemistry and animal studies to assess the potential safety and activity of the product candidate and its formulations. The results of these studies must be submitted to the FDA as part of an IND which must be reviewed by the FDA before a proposed clinical trial can begin. Typically, clinical trials involve a three-phase process. In Phase 1, clinical trials are conducted with a small number of healthy volunteers to determine the early safety and tolerability profile and the pattern of drug distribution and metabolism. In Phase 2, clinical trials are conducted with groups of patients afflicted with a specified disease in order to determine preliminary efficacy, dosing regimens and expanded evidence of safety and tolerability. In Phase 3, large-scale, multi-center, adequate and well-controlled comparative clinical trials are typically conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others.

The results of the preclinical testing and clinical trials for a pharmaceutical product are then submitted to the FDA in the form of an NDA for approval to commence commercial sales. Once a drug is approved for marketing in the US, the FDA requires ongoing safety monitoring to ascertain any undiscovered issues since the expanded patient exposure once a drug is introduced to the marketplace can reveal new risks (as well as new benefits) that were not detectable during clinical testing.

Among the conditions for NDA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to good manufacturing principles (“cGMP”). In complying with cGMP, manufacturers must continue to expend time, money and effort in the area of production, quality control, and quality assurance to ensure full technical compliance. Manufacturing facilities are subject to periodic inspections by the FDA to ensure compliance.

We are also subject to various federal, state, and local laws, regulations and recommendations relating to safe working conditions; laboratory and manufacturing practices; the experimental use of animals; and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research, development and manufacturing.

The activities required before a pharmaceutical agent may be marketed in the European Union are dictated by the International Conference on Harmonization and are generally similar to those established in the US. Approval of new drugs across the European Union relies on either the centralized authorization procedure of the European Medicines Agency or national authorization procedures that allow simultaneous approval in several countries via mutual recognition or decentralization. Under the centralized procedure, the marketing application is referred for review to two review teams, each representing one of the member countries. Each reviewer then forwards an early assessment to the Committee for Medicinal Products for Human Use, or CHMP, for discussion and preparation of an initial consolidated assessment report, including a list of questions requesting clarification as well as additional information. This step initiates a series of dialogues, meetings and other communications among the CHMP, the two review teams and the applicant, leading in turn to clarification, education and refinement of the original assessment reports. Ultimately, a decision is reached to either grant marketing authorization or deny the application if it is determined that the application does not satisfy the regulatory approval criteria. The clinical testing, manufacture and sale of pharmaceutical products outside of the US and the European Union are subject to regulatory approvals by other jurisdictions which may be more or less rigorous than those required by the US or the European Union.

Research and Development

We did not incur any significant research and development expenses for the period from June 30, 2012 to June 30, 2013 as most operations were start-up operations and completing the asset purchase.

Legal

We are not aware of any legal proceedings relating to securities or other proceedings that could have an adverse impact on the Company in which any director, officer, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Employees

As of June 30, 2013, we had three full-time employees as well as four contract employees, all of whom have experience with pharmaceutical, biotechnology or medical product companies. None of our employees or contractors are covered by collective bargaining agreements.

ITEM 1A. RISK FACTORS.

An investment in us involves a high degree of risk. You should consider carefully the following information about these risks before deciding to purchase any of our securities. If any of the events or developments described below actually occur, our business, results of operations and financial condition would likely suffer. In these circumstances, you may lose all or part of your investment. In addition, it is also possible that other risks and uncertainties that affect our business may arise or become material in the future.

Risks Related to Our Business

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

We rely on a single product candidate and if the market for AB101 does not develop as we anticipate, our revenues may decline or fail to grow, which would adversely affect our operating results

Initially, we expect to derive all of our revenues, if any, from AB101. There is no current market for AB101 so it is uncertain whether AB101 will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of consumers to accept AB101 as a viable treatment option for diabetes. Failure of consumers to accept AB101 would significantly adversely affect our revenues and profitability.

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

Our product candidates are prone to the risks of failure inherent in drug development. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical studies, and, with respect to approval in the US, to the satisfaction of the FDA and, with respect to approval in other countries, similar regulatory authorities in those countries, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate.

Despite our efforts, our product candidates may not:

•	offer therapeutic or other improvement over existing, comparable therapeutics;

•	be proven safe and effective in clinical studies;

•	meet applicable regulatory standards;

•	be capable of being produced in sufficient quantities at acceptable costs;

•	be successfully commercialized; or

•	obtain favorable reimbursement.

We are not permitted to market AB101 or any of our other product candidates in the US until we receive approval of a new drug application, or approval of a biologics license application, from the FDA, or in any foreign countries until we receive the requisite approval from such countries. We have not submitted a new drug application or biologics license application or received marketing approval for any of our product candidates.

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

Our current supply of AB101 may be insufficient in terms of quality and quantity which would delay preclinical trials

We acquired a supply of AB101 through the acquisition of assets from PRP. We have contracted to have this supply filled for use in our preclinical trials. If the supply has expired or has other quality issues that make it unusable, we could not use it in our preclinical trials. Any inability to use our supply of AB101 would cause delays and increase costs.

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

Our competitors may develop and market drugs that are less expensive, more effective or safer than our product candidates

The pharmaceutical market is highly competitive. For our product candidates that use currently approved active ingredients, we will face competition from the existing delivery method with each product candidate for which we are able to obtain approval. Additionally, other pharmaceutical and biotechnology companies may be developing improved formulations of the same drugs that will compete with products we are developing. It is possible that our competitors will develop and market products that are less expensive, more effective or safer than our future products or that will render our products obsolete. We expect that competition from pharmaceutical and biotechnology companies, universities and public and private research institutions will increase. Many of these competitors have substantially greater financial, technical, research and other resources than we do. We may not have the financial resources, technical and research expertise or marketing, distribution or support capabilities to compete successfully.

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

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties

Even if US regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the label ultimately approved, if any, may include restrictions on use. Further, the FDA may require that long-term safety data may need to be obtained as a post-market requirement. Our product candidates will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices and regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

The Asset Purchase Agreement includes contingent payments that link the amount of consideration paid by us as consideration for the PRP assets to the development of AB101 which could decrease our working capital

We agreed to pay contingent consideration up to a maximum of $44,000,000 for any of the following events that occur within five years of the Asset Purchase: (i) $2,000,000, if and when we initiate Phase 2b clinical studies for AB101; (ii) $2,000,000, if we license AB101 to a commercial pharmaceutical company; (iii) $5,000,000, if and when we initiate Phase 3 clinical studies for AB101; (iv) $10,000,000, if and when the FDA or EMEA approves the marketing and sale of AB101; and (v) $25,000,000, if and when the cumulative sales of AB101 in a 12 month period exceeds $500,000,000. These contingent payments could reduce the amount of capital we have available to us to expand our business or develop our other product lines.

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

Recently enacted and future legislation or regulatory reform of the health care system in the US and foreign jurisdictions may affect our ability to sell our products profitably

Our ability to commercialize our future products successfully, alone or with collaborators, will depend in part on the extent to which reimbursement for the products will be available from government and health administration authorities, private health insurers and other third-party payers. The continuing efforts of the US and foreign governments, insurance companies, managed care organizations and other payers of health care services to contain or reduce health care costs may adversely affect our ability to set prices for our products which we believe are fair, and our ability to generate revenues and achieve and maintain profitability.

Specifically, in both the US and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

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

Also in the US, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for drugs. In addition, this legislation authorized Medicare Part D prescription drug plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

The continuing efforts of government and other third-party payors to contain or reduce the costs of health care through various means may limit our commercial opportunity. It will be time-consuming and expensive for us to go through the process of seeking reimbursement from Medicare and private payors. Our products may not be considered cost-effective, and government and third-party private health insurance coverage and reimbursement may not be available to patients for any of our future products or sufficient to allow us to sell our products on a competitive and profitable basis. Our results of operations could be adversely affected by the MMA, the Health Care Reform Law, and additional prescription drug coverage legislation, by the possible effect of this legislation on amounts that private insurers will pay and by other health care reforms that may be enacted or adopted in the future. In addition, increasing emphasis on managed care in the US will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we or any potential collaborators could receive for any of our future products and could adversely affect our profitability.

In some foreign countries, including major markets in the European Union and Japan, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical study that compares the costeffectiveness of our product candidates to other available therapies. Such pharmacoeconomic studies can be costly and the results uncertain. Our business could be harmed if reimbursement of our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels.

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

Guidelines and recommendations published by various organizations may adversely affect the use of any products for which we may receive regulatory approval

Government agencies issue regulations and guidelines directly applicable to us and to our product candidates. In addition, professional societies, practice management groups, private health or science foundations and organizations involved in various diseases from time to time publish guidelines or recommendations to the medical and patient communities. These various sorts of recommendations may relate to such matters as product usage and use of related or competing therapies. For example, organizations like the American Heart Association have made recommendations about therapies in the cardiovascular therapeutics market. Changes to these recommendations or other guidelines advocating alternative therapies could result in decreased use of any products for which we may receive regulatory approval, which may adversely affect our results of operations.

Our management team is incomplete and we rely on our Chief Executive Officer and Chief Scientific Officer

Our management team is incomplete and we are continuing to search for and recruit managers for our business. Currently, we rely on our Chief Executive Officer and Chief Scientific Officer. There can be no assurance that we will be able to find and successfully recruit qualified managers. If we lose our Chief Executive Officer and Chief Scientific Officer or cannot recruit additional qualified managers, we are unlikely to have success in developing and commercializing our drug development assets.

Risks Related to Our Intellectual Property

If our or our licensors’ patent positions do not adequately protect our product candidates or any future products, others could compete with us more directly, which would harm our business

Our commercial success will depend in part on our and our licensors’ ability to obtain additional patents and protect our existing patent positions, particularly those patents for which we have secured exclusive rights, as well as our ability to maintain adequate protection of other intellectual property for our technologies, product candidates and any future products in the US and other countries. If we or our licensors do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize our product candidates and delay or render impossible our achievement of profitability. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the US, and we may encounter significant problems in protecting our proprietary rights in these countries.

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

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information

We rely on trade secrets to protect our proprietary know-how and technological advances, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. Costly and time- consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. Failure to obtain or maintain trade secret protection could enable competitors to use our proprietary information to develop products that compete with our products or cause additional, material adverse effects upon our competitive business position.

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

Although our patents may prevent others from making, using or selling similar products, they do not ensure that we will not infringe the patent rights of third parties. We may not be aware of all patents or patent applications that may impact our ability to make, use or sell any of our product candidates or proposed product candidates. For example, because we sometimes identify the mechanism of action or molecular target of a given product candidate after identifying its composition of matter and therapeutic use, we may not be aware until the mechanism or target is further elucidated that a third party has an issued or pending patent claiming biological activities or targets that may cover our product candidate. US patent applications filed after November 29, 2000 are confidential in the US Patent and Trademark Office for the first 18 months after such applications’ earliest priority date, and patent offices in other countries often publish patent applications for the first time six months or more after filing. Furthermore, we may not be aware of published or granted conflicting patent rights. Any conflicts resulting from patent applications and patents of others could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection. If others obtain patents with conflicting claims, we may need to obtain licenses to these patents or to develop or obtain alternative technology.

We may not be able to obtain any licenses or other rights to patents, technology or know-how from third parties necessary to conduct our business as described in this Annual Report and such licenses, if available at all, may not be available on commercially reasonable terms. Any failure to obtain such licenses could delay or prevent us from developing or commercializing our drug candidates or proposed product candidates, which would harm our business. Litigation or patent interference proceedings may be necessarily brought against third parties, as discussed below, to enforce any of our patents or other proprietary rights or to determine the scope and validity or enforceability of the proprietary rights of such third parties.

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

We have been granted patents or licensed patents in the US, but patent applications that have been, or may in the future be, filed by us may not result in the issuance of additional patents. The scope of any patent issued may not be sufficient to protect our technology. The laws of foreign jurisdictions in which we intend to sell our products may not protect our rights to the same extent as the laws of the US.

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

Risks Related to Our Common Stock

There is a limited trading market for our common stock, which could make it difficult for you to liquidate an investment in our common stock, in a timely manner

Our common stock is currently traded on the Over the Counter Bulletin Board (OTCQB). Because there is a limited public market for our common stock, you may not be able to liquidate your investment when you want. We cannot assure you that an active trading market for our common stock will ever develop. The lack of an active public trading market means that you may not be able to sell your shares of common stock when you want, thereby increasing your market risk. Until our common stock is listed on an Exchange, we expect that it will continue to be listed on the OTCQB. However, an investor may find it difficult to obtain accurate quotations regarding the common stock’s market value. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity.

If securities analysts do not publish research or reports about our business or if they downgrade us or our sector, the price of our common stock could decline

The trading market for our common stock will depend in part on research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who cover us downgrades us or the industry in which we operate or the stock of any of our competitors, the price of our common stock will probably decline. If one or more of these analysts ceases coverage altogether, we could lose visibility, which could also lead to a decline in the price of the common stock.

We cannot assure you that our common stock will become listed on a securities exchange and the failure to do so may adversely affect your ability to dispose of our common stock in a timely fashion

We plan to seek listing of our common stock on the NYSE MKT or a Nasdaq exchange as soon as reasonably practicable. We may not currently meet the initial listing standards of any of those exchanges or any other stock exchange, and cannot assure you when or if we will meet the listing standards, or that we will be able to maintain a listing of the common stock on any stock exchange.

The market price and trading volume of our common stock may be volatile, which may adversely affect its market price

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

Your interest in us may be diluted if we issue additional shares of common stock

In general, stockholders do not have preemptive rights to any common stock issued by us in the future. Therefore, stockholders may experience dilution of their equity investment if we issue additional shares of common stock in the future, including shares issuable under equity incentive plans, or if we issue securities that are convertible into shares of our common stock. We currently have outstanding convertible promissory notes that we expect to convert into common stock in future financings in accordance with their terms. We intend to raise funds in the future by issuing common stock.

Our common stock may be considered a “penny stock”

Trades of our common stock are subject to Rule 15g-9 promulgated by the SEC under the Exchange Act, which imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The SEC also has other rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on a national securities exchange, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of the foregoing, investors may find it difficult to sell their shares.

We have no current plan to pay dividends on our common stock and investors may lose the entire amount of their investment

We have no current plans to pay dividends on our common stock. Therefore, investors will not receive any funds absent a sale of their shares. We cannot assure investors of a positive return on their investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 890 Santa Cruz Avenue, Menlo Park, California. In the second half of 2013 we plan on leasing a manufacturing facility in the Denver, Colorado area. We currently lease office space in Denver, Colorado for administrative activities.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any legal proceedings, other than ordinary routine litigation incidental to our business, relating to securities or other proceedings that could have an adverse impact on the Company in which any director, officer, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTCQB tier of the OTC Markets Group under the trading symbol “ANTB.” The OTCQB is an inter-dealer quotation and trading system and only market makers can apply to quote securities on the OTCQB. Trading in our common stock on the OTCQB has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

The following table sets forth the high and low last reported sale price information for our common stock for the last two fiscal quarters:

	Common Stock
	High	Low

Third quarter 2013	$2.50	$1.25
Fourth quarter 2013	$1.40	$0.65

Prior to January 1, 2013, there had been limited trades of our common shares and all had been for a nominal amount.

As of September 5, 2013, there were of record approximately 54 holders of common stock.

We have never paid cash dividends and intent to employ all available funds in the development of our business. We have no plans to pay cash dividends in the near future. If we issue in the future any preferred stock or obtain financing from a bank, the terms of those financings may contain restrictions on our ability to pay dividends for so long as the preferred stock or bank financing is outstanding.

Unregistered Sales of Equity Securities and Use of Proceeds

During our fiscal year ended June 30, 2013, the only unregistered securities issued were the 35,280,000 shares issued in connection with the reverse merger on January 31, 2013, which was disclosed in our Current Report on Form 8-K filed with the SEC on February 6, 2013 (the “February 8-K”). Such disclosure contained in the February 8-K is incorporated herein by reference.

Equity Compensation Plan Information

Upon our acquisition of Antria Delaware, we assumed the option agreements for nine million shares that had been issued by Antria Delaware (the “Assumed Options”). The Assumed Options are governed by the terms of their respective option agreements. The Assumed Options generally are nontransferable and expire no later than five years from the date of grant. Between 50-66.7% of the shares of common stock issuable and/or exercised under the option agreements vest immediately on the grant date with the remainder to vest ratably monthly until the vesting date. The Assumed Options have an exercise price of $0.75 per share. The Assumed Options were duly approved by the Antria Delaware stockholders prior to the closing of the Reverse Merger and were granted to Steve Howe, Hoyoung Huh, Sankaram Mantripragada and Nevan Elam.

In June 2013, the Company also approved the grant of 50,000 stock options to contractors of the Company. The options are governed by the terms of their respective option agreements and expire no later than five years from the date of the grant. The first 25% of the shares of common stock issuable and/or exercised under the option agreements vest immediately on the grant date with the remainder to vest in 25% intervals through October 2015. The options have an exercise price of $0.75 per share.

The following table displays equity compensation plan information as of June 30, 2013:

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compansation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	9,050,000	$0.75	-
Total	9,050,000	$0.75	-

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of contain forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” and elsewhere in this Report. We assume no obligation to update forward-looking statements or the risk factors. You should read the following discussion in conjunction with Antria’s financial statements and related notes.

Background

On January 31, 2013, the Company completed its acquisition of Antria Delaware though the purchase of all of the issued and outstanding Antria Delaware Capital Stock and the assumption of all of the options, warrants and convertible securities of Antria Delaware. As a result of the Reverse Merger, Antria Delaware become a wholly owned subsidiary of the Company and the Company assumed the business and operations of Antria Delaware. Following the Reverse Merger, the business of Antria Delaware constitutes all of our operations, and excludes the prior operations of the Company. With respect to this discussion, the terms “Antria Delaware”, the “Company”, “we”, “us” and “our” refer to AntriaBio, Inc.

Overview

Antria Delaware was established in 2010 with the mission to develop and introduce new therapies for the diabetes market. Our strategy is to combine proprietary sustained release formulation capabilities with known pharmaceutical agents and FDA-approved delivery technologies to produce differentiated, patent-protected products that provide significant benefits to patients and physicians. We believe that this strategy increases the likelihood of clinical and commercial success as well as reduces safety concerns, approval risks and development costs. As the first step in effectuating this approach, we purchased the operating and intellectual property assets of PRP out of bankruptcy to develop AB101, a long acting basal insulin injection for patients with Type 1 and Type 2 diabetes. As part of the acquisition, we agreed to pay $400,000, as well as an initial deposit of $100,000 paid to the Chapter 11 Trustee of PRP, and certain contingent consideration up to a maximum of $44,000,000 should any of the following events occur within five years of the Asset Purchase: (i) $2,000,000, if and when we initiate Phase 2b clinical studies for AB101; (ii) $2,000,000, if we license AB101 to a commercial pharmaceutical company; (iii) $5,000,000, if and when we initiate Phase 3 clinical studies for AB101; (iv) $10,000,000, if and when the FDA or EMEA approves the marketing and sale of AB101; and (v) $25,000,000, if and when the cumulative sales of AB101 in a 12 month period exceeds $500,000,000.

Adopting AntriBio Inc.'s Fiscal Year End

AntriBio, Inc. has a fiscal year end of June 30. We assumed AntriBio, Inc.'s fiscal year end going forward.

Plan of Operation

Since our inception, we have been focused on raising capital to fund our initial operations and the acquisition of the PRP assets. Now that the acquisition is complete, we plan on executing on our plans to study AB101 in the clinic and develop our product pipeline. Our objective is to demonstrate that AB101 is non-inferior to Lantus in terms of safety and efficacy. As a precursor to clinical studies, in 2013 we will study the pharmacokinetics and pharmacodynamics of AB101 in two animal species. We are currently making preparations to fill and finish preclinical AB101 material that was preserved and acquired from PRP. While we believe that the material should be sufficient both in terms of quality and quantity, to the extent that we determine that the existing material is lacking, we will have to produce new AB101 supplies which will delay our studies by as much as 12-18 months. Further, we believe that we have enough AB101 clinical material to support our Phase 1 trial, but we anticipate needing additional material for our Phase 2 study. In 2014 we plan on making new supplies of AB101 clinical material to support the Phase 2 study and follow-on studies.

If our preclinical studies are successful, we will conduct two clinical trials outside the US in approximately 40 patients to determine the safety, dose and indications of efficacy of AB101. The first study we intend to conduct is a Phase 1 single ascending dose safety/pharmacokinetics/pharmacodynamics study in approximately 20 patients with Type 1 diabetes. In this trial, individuals will receive a single dose of subcutaneously injected AB101 and the primary outcome is the presence of hyperglycemic episodes, if any. We plan to initiate this study in 2H of calendar year 2014 and have final results by the end of 4Q 2014. The second study will be a Phase 2 trial in approximately 20 Type 1 diabetes patients to compare the glucose-lowering effect of AB101 with that of Lantus. We plan on initiating this study in 4Q 2014 and have final results by the end of 2Q 2015. Following these successful initial trials, we will seek approval for AB101 in various jurisdictions including in the US where we would conduct new Phase 1 and 2 studies in 2015 and then commence larger Phase 3 trials in 2016 to be completed by 2H 2017. We intend to file an NDA in 2018.

We believe that a critical milestone for the Company is demonstrating that AB101 is safe and efficacious in the initial Phase 1 and 2 studies. On the basis of these trials, we believe that we will have an opportunity to explore strategic relationships with third parties which, among other things, may provide us with a source of financing and augment our capabilities.

While we have preclinical and clinical plans for AB101 as well as plans to develop other product opportunities, we currently do not have sufficient cash to carry out these studies and other Company objectives. We believe that we need to raise as much as $30 million to fund our development and clinical activities through the completion of the initial Phase 1 AB101 study in the US. We anticipate raising approximately $15 million this year and potentially another $15 million in late 2014 or early 2015 and we are beginning our efforts by targeting a $12 million raise as soon as possible. These funds will allow us to commence our preclinical and clinical efforts and to enter into a lease for manufacturing/research and development facility in Colorado where we anticipate making certain leasehold improvements including the addition of a cGMP aseptic suite for clinical materials. We currently anticipate spending approximately six million dollars through 2014 for clinical materials and studies through Phase 2 in Russia. We also anticipate that during this same period, we will hire 40-50 individuals and spend approximately ten million dollars on salaries/benefits, rent and general and administrative matters.

Significant Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to recoverability of long-lived assets, fair value of derivative instruments, allowances and contingencies. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstance, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

Patents

Costs of establishing patents consisting of legal fees paid to third parties and related costs are currently expensed as incurred. We will continue this practice unless we can demonstrate that such costs add economic value to our business, in which case we will capitalize such costs as part of intangible assets. The primary consideration in making this determination is whether or not we can demonstrate that such costs have, in fact, increased the economic value of our intellectual property. The $13,000 value of the patents acquired in connection with the asset acquisition from PRP is being amortized over the remaining patent lives of approximately 11 years.

Research and Development

Research and development costs are expensed as incurred. These costs consist primarily of expenses for personnel engaged in the design and development of product candidates, the scientific research necessary to produce commercially viable applications of our proprietary drugs, early stage clinical testing of product candidates, and development equipment and supplies, facilities costs and other related overhead.

Stock-Based Compensation

We account for stock-based payments by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. We determine the estimated grant date fair value of options using the Black-Scholes option pricing model and recognize compensation costs ratably over the vesting period using the straight-line method. Common stock issued in exchange for services is recorded at fair value of the common stock at the date which we became obligated to issue the shares. The value of the shares is expensed over the requisite service period.

Derivatives

We account for warrants by recording the fair value of the warrant derivative liability. The fair value of the warrants is calculated using the Black-Scholes pricing model. We recorded the derivative expense at the inception of each instrument reflecting the difference between the fair value and the cash received. Changes in the fair value in subsequent periods were recorded to derivative income or expense for the period.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, we recognize deferred assets and liabilities based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. We establish a valuation allowance for all deferred tax assets for which there is uncertainty regarding realization.

Results of Operations

The Company recorded net losses of $6,727,457, $398,209 and $590,215 for the year ended June 30, 2013, the six month period ended June 30, 2012 and the year ended December 31, 2011, respectively.

Revenues - We are a development stage enterprise and have not yet generated any revenues.

Expenses – Operating expenses for the year ended June 30, 2013, the six month period ended June 30, 2012 and the year ended December 31, 2011 were $6,106,881, $227,901 and $392,976, respectively. The Operating expenses represent expenses for setting up the development stage entity. The main increase in operating expenses is for payroll expenses for the year ended June 30, 2013 which included $3,687,502 of stock-based compensation expense.

Interest expense for the year ended June 30, 2013, the six month period ended June 30, 2012 and the year ended December 31, 2011 was $568,859, $194,744 and $204,350, respectively, which is interest on debt issued in the development stage.

Factors impacting our Results Operations

We have not generated any revenues since our inception in March 2010. Since inception, we have engaged in organizational activities, conducted private placements which raised additional capital, began establishing our management team and entered into an Asset Purchase Agreement to acquire all of PRP’s operating and intellectual property assets.

We expect to raise additional capital in the near future in order to accelerate our research and development activities for our leading product candidate. We cannot assure you that we will secure such financing or that it will be adequate to execute our business strategy. Even if we obtain this financing, it may be costly and may require us to agree to covenants or other provisions that will favor new investors over our existing stockholders. Due to the time required to conduct clinical trials and obtain regulatory approval for any of our product candidates, we anticipate it will be some time before we generate substantial revenues, if ever. We expect to generate operating losses for the foreseeable future, but intend to limit the extent of these losses by entering into collaboration agreements with strategic partners.

We expect our general and administrative expenses as well as our research and development expenses to increase substantially in the next fiscal year as a result of becoming a public company, leasing a lab facility and beginning our clinical testing and research activities. Among other things, we expect expenses such as legal and accounting fees, directors’ and officers’ liability insurance premiums and directors; fees to increase significantly. We also expect payroll expenses and research and development expenses to increase as we lease a lab facility and begin to manufacture AB101 and conduct research and development on our pipeline product candidates.

Net Cash Used in Operating Activities

During the year ended June 30, 2013 our operating activities used approximately $1.6 million in cash. The use of cash was $4.1 million lower than the net loss due to non-cash charges for stock-based compensation, derivative expenses and amortization. Net cash used in operating activities also included a $206,609 increase in due from related parties and cash provided by a $804,861 increase in accounts payable and accrued expenses – related party and a $270,451 increase in interest payable.

During the six month period ended June 30, 2012 our operating activities used approximately $285,000 in cash. The use of cash was approximately $136,000 lower than the net loss due to non-cash charges for amortization. Net cash used in operating activities also included a $79,742 decrease in accounts payable and accrued expenses and cash provided by a $58,307 increase in interest payable.

During the year ended December 31, 2011 our operating activities used approximately $363,000 in cash. The use of cash was approximately $163,000 lower than the net loss due to non-cash charges for amortization. Net cash used in operating activities also included a $75,000 increase in other assets and cash provided by a $101,144 increase in accounts payable and accrued expenses and a $41,439 increase in interest payable.

Net Cash from Financing Activities

Net cash provided by financing activities during the year ended June 30, 2013 was $1,417,500. During the year, the Company issued convertible notes payable of $1,575,000 and paid financing fees of $157,500.

Net cash provided by financing activities during the six month period ended June 30, 2012 was $760,500. During the period, the Company issued convertible notes payable of $845,000 and paid financing fees of $84,500.

Net cash provided by financing activities during the year ended December 31, 2011 was $777,500. During the year, the Company issued convertible notes payable of $813,000 and made payments on convertible notes payable of $35,500.

Liquidity and Capital Resources

We currently have minimal cash on hand. We anticipate raising capital in the near term to fund our ongoing operations including hiring additional personnel, leasing a manufacturing facility, acquiring certain equipment and commencing clinical trials. To fund our operations, we have outstanding bridge loan notes and convertible notes (collectively, the “Convertible Notes”) issued pursuant to private placements conducted by Antria Delaware between 2010 and 2012. The Convertible Notes have an aggregate outstanding principal amount of $3,732,500. The interest rate on the Convertible Notes is between 8% and 12% and each note is convertible into common shares of Antria Delaware upon a qualified financing. $2,907,500 of the Convertible Notes are payable on demand. The remaining Convertible Notes remain outstanding and mature at various dates through the first quarter of 2014. We have not received any demand for the payment under the Convertible Notes.

Going Concern

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations in our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain additional financing through private placements and/or bank financing or other means necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We had no off-balance sheet transactions.

Recently Issued Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Financial Statements and Supplementary data are incorporated by reference to Item 15 part IV at page F-1 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of senior management, including our chief executive officer (our principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the chief executive officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report were ineffective due to the material weakness in internal control below.

Management’s Annual Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting at June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, our management has determined that, at June 30, 2013, our internal control over financial reporting was not effective due to a material weakness in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

The material weakness assessed by management was that (1) we have not segregated duties as our controller can initiate and complete transactions, and (2) we have not implemented measures that would prevent the controller from overriding the internal control system. We do not believe that these control weaknesses have resulted in deficient financial reporting because the chief executive officer is aware of his responsibilities under the SEC reporting requirement and personally certifies the financial reports.

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

Changes in internal controls over financial reporting

During the period covered by this Annual Report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information with respect to our current directors, executive officers and key employees. The term for each director expires at our next annual meeting or until his or her successor is appointed. The ages of the directors, executive officer and key employees are shown as of September 5, 2013.

Name	Position	Age
Steve R. Howe	Executive Chairman and Director	61 (1)
Nevan C. Elam	President, Chief Executive Officer and Director	45 (2)
Sankaram Mantripragada, Ph.D.	Chief Scientific Officer	55 (3)
Hoyoung Huh, Ph.D.	Director	43 (4)
Nickolay Kukekov, Ph.D.	Director	39 (5)

(1)	Effective January 31, 2013, Steve R. Howe was appointed as Executive Chairman and Director for AntriaBio.
(2)	Effective January 31, 2013, Nevan C. Elam was appointed as President, Chief Executive Officer and Director for AntriaBio.
(3)	Effective January 31, 2013, Sankaram Mantripragada was appointed as Chief Scientific Officer for AntriaBio.

(4)	Effective January 31, 2013, Hoyoung Huh was appointed as Director for AntriaBio.
(5)	In September 2012, Nickolay Kukekov was appointed Chief Executive Officer and Director of the Company. Effective January 31, 2013, Nickolay Kukekov resigned as the Chief Executive Officer of the Company and remained as a Director of AntriaBio.

Set forth below is biographical information with respect to each of the aforementioned individuals.

Steve R. Howe. Mr. Howe currently serves as the Executive Chairman of our Board. Prior to his service with our company, Mr. Howe served as the Chairman of Antria Delaware's board. Mr. Howe also serves as the Chief Executive Officer and as a member of the board of Drywave Technologies USA, Inc. Prior to his service with Antria Delaware, Mr. Howe served as Chairman of the Board and Chief Executive Officer of PR Pharmaceuticals from its formation in 1998 to 2010. Mr. Howe was a founder of Micrel Limited, Inc., a privately held drug delivery company, and served as the Chief Executive Officer for Micrel from 1987 through 1998, when it merged into PR Pharmaceuticals. Mr. Howe received his B.A. in Business Administration, with an emphasis on finance and accounting, from the University of Wyoming in 1974. We believe that Mr. Howe’s extensive experience with pharmaceutical companies along with his finance and accounting experience qualifies him to serve on the Board.

Nevan C. Elam. Mr. Elam serves as our President and Chief Executive Officer and as a Director of our Board. Mr. Elam also currently serves as a Managing Director of Konus Advisory Group, Inc. Prior to his service with Antria Delaware and Konus Advisory Group, Inc., Mr. Elam served as Chief Executive Officer and President of AeroSurgical Ltd., a medical device company operating out of Ireland. Prior to his service with AeroSurgical Ltd., Mr. Elam was Head of the Pulmonary Business Unit and Senior Vice President of Nektar Therapeutics from April, 2007 through December 2008 and served as Nektar's Senior Vice President of Corporate Operations and General Counsel from January 2005 through April 2007. From March 2004 through December 2004, Mr. Elam served as an Advisor to E2open, Inc. From February 2002 through March 2004, Mr. Elam served as Chief Financial Officer of E2open and from October 2000 to February 2002, he served as Vice President of Business and Corporate Development of E2open. Prior to E2open, Mr. Elam was a Partner in the corporate practice of the law firm of Wilson Sonsini Goodrich & Rosati, where he served for eight years. He serves as Director of Savara, Inc., AeroSurgical Ltd. and Aerogen Ltd. Mr. Elam received his Juris Doctorate from Harvard Law School and a Bachelors of Arts from Howard University. We believe that Mr. Elam’s experience advising pharmaceutical companies of their unique legal and regulatory obligations qualifies him to serve on the Board.

Sankaram Mantripragada, Ph.D. Dr. Mantripragada serves as our Chief Scientific Officer. Prior to his service with our company, Dr. Mantripragada served as the Chief Scientific Officer of Antria Delaware. Prior to his service with Antria Delaware, Dr. Mantripragada served as VP of Research and Development of PR Pharmaceuticals from June 2005 until October 2009. From October 2004 until June 2005, Dr. Mantripragada was an advisor to companies specializing in diabetes, cell-based therapies and cardiovascular diseases. Dr. Mantripragada served as Director, Research and Development of Guidant Corporation, now part of Abbott Vascular, from September 2003 until October 2004. Prior to that, he served as Director, Research and Development and Vice President, Scientific Development of SkyePharma from September 1992 until September 2003. Prior to that, he was an Assistant Professor of Biochemistry at the University of Virginia, School of Medicine from January 1989 until September 1994. Dr. Mantripragada obtained his Ph.D. in Molecular Biophysics from the Indian Institute of Science and completed a postdoctoral research program at the Max Planck Institute for Biophysical Chemistry in Germany.

Hoyoung Huh, M.D., Ph.D. Dr. Huh serves as a director of our Board. Dr. Huh is currently a Managing Director of Konus Advisory Group, Inc. Prior to founding Konus Advisory Group, Inc., Dr. Huh was Chief Executive Officer of BiPar Sciences, Inc. In addition, Dr. Huh has been involved in the formation, management and board positions of multiple biotechnology and innovation-based companies. Dr. Huh currently serves as the Chairman of the Board of Geron Corporation as well as on the board of directors for Addex Therapeutics, ReSurge International and on the Presidential Advisory Council of the Berklee College of Music. Dr. Huh holds an M.D. from Cornell University Medical College, a Ph.D. in Genetics/Cell Biology from the Cornell University/Sloan-Kettering Institute, and a Bachelor’s degree in biochemistry from Dartmouth College. We believe that Dr. Huh’s medical experience and his experience working with pharmaceutical companies qualifies him to serve on the Board.

Nickolay Kukekov, Ph.D. Dr. Kukekov served as our Chief Executive Officer and member of the Board since September of 2012. Upon the closing of the Reverse Merger, Dr. Kukekov resigned as our Chief Executive Officer. Dr. Kukekov continued to serve as a member of our Board. Dr. Kukekov currently serves as the managing director of Highline Research Advisors. Prior to forming Highline Research Advisors, Dr. Kukekov was the Managing Director of Healthcare Investment Banking at Summer Street Research from October 2010 to August 2012. In September 2009, Dr. Kukekov was a co-founder of the Healthcare Investment Banking group at Gilford Securities. From December 2007 to July 2009, Dr. Kukekov served as the managing director of Paramount BioCapital, where he ran the advisory, M & A and capital raising services for in-house private and public portfolio companies. Dr. Kukekov holds a Bachelor of Science degree in Molecular, Cellular and Developmental Biology from the University of Colorado at Boulder and a Ph.D. in Neuroscience from Columbia University, College of Physicians and Surgeons in New York. We believe that Dr. Kukekov’s extensive capital raising and merger and acquisition qualifies him to serve on the Board.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Legal Proceedings

We are not aware of any material legal proceedings to which any of our executive officers or any associate of any of our executive officers is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

Other than Mr. Howe, we are not aware of any of our executive officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

On November 14, 2008, PR Pharmaceuticals Inc. filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. Mr. Howe served as the Chief Executive Officer of PR Pharmaceuticals Inc. during the time the bankruptcy petition was filed.

Code of Ethics

We have adopted a code of business conduct and ethics that is applicable to all of our employees, officers and directors. The code is available on our web site, www.antriabio.com, under the “Investor Relations” tab. We intend to disclose future amendments to, or waivers from, certain provisions of our code of ethics, if any, on the above website within four business days following the date of such amendment or waiver.

Audit Committee

We do not have a separately designated standing audit committee. Our entire Board acts as our audit committee. We do not have a financial expert on our Board, as defined by Item 407(d)(5) of Regulation S-K, however we will consider adding a financial expert as we continue to grow and increase our Board.

Committees of the Board of Directors

We have no standing audit, compensation, corporate governance or nominating committee due to our small size. Our entire Board acts as these committees. Our board of directors is responsible for developing our approach to corporate governance issues.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the period from June 30, 2012 to June 30, 2013, other than EU One Group, LLC, all filing requirements applicable to its officers, directors and ten percent beneficial owners were complied with.

EU One Group, LLC, a Nevis limited liability company and stockholder of Antria Delaware did not report its receipt of 20 million shares in connection with Reverse Merger pursuant to the Share Exchange and Reorganization Agreement shares on Form 3.

Non-Employee Director Compensation

In consideration for their Antria board of director’s service, Antria compensates its directors in the form of options for each year for their continued service. Antria also reimburses its directors for reasonable out of pocket expenses incurred in attending Antria’s board meetings and in carrying out their board duties. No stock options were granted to the Antria directors during the fiscal year ended June 30, 2013.

On July 1, 2012, AntriaBio entered into a consulting agreement with Dr. Huh whereby Dr. Huh agreed to provide AntriaBio services including, but not limited to, serving on AntriaBio’s board of directors as lead independent director, assisting AntriaBio in efforts to obtain funding and assisting in business development activities. Fees related to this consulting agreement were $108,000 for the period from July 1, 2012 through June 30, 2013 for the services performed, including serving as a director on the board.

Security Holder Nominees

We have not adopted any procedures by which security holders may recommend nominees to our Board.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the particulars of compensation paid to our current and former executive officers during the periods ended June 30, 2013 and 2012.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Award ($) (e)	Option Award ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Current Named Executive Officers
Steve Howe (1)	2013	250,000	-	-	675,394	-	-	6,152	931,546
Executive Chairman	2012	62,500	-	-	-	-	-	108,462	170,962

Nevan Elam (2)	2013	230,000	-	-	1,181,939	-	-	-	1,411,939
Chief Executive Officer	2012	8,850	-	-	-	-	-	-	8,850

Sankaram Mantripragada (3)	2013	285,000	-	-	337,697	-	-	-	622,697
Chief Scientific Officer	2012	68,750	-	-	-	-	-	35,000	103,750

Former Named Executive Officers

Nickolay Kukekov (4)	2013	-	-	-	-	-	-	-	-
Chief Executive Officer	2012	-	-	-	-	-	-	-	-
to January 31, 2013

Nir Bar (5)	2013	-	-	-	-	-	-	-	-
President and Treasurer	2012	-	-	-	-	-	-	-	-
to September 15, 2012

Guy Turnowski (5)	2013	-	-	-	-	-	-	-	-
Secretary	2012	-	-	-	-	-	-	-	-
to September 15, 2012

(1)	Mr. Howe was appointed the Executive Chairman of Antria Delaware on April 1, 2012 and was appointed the Executive Chairman of AntriaBio on January 31, 2013. Mr. Howe received a base salary of $250,000 begining in April 2012. Prior to the employment agreement, consulting fees were paid to Mr. Howe for services performed for Antria Delaware for the year ended June 30, 2012. Also included is the cost of a corporate country club membership of which Mr. Howe had exclusive use during the time.

(2)	Mr. Elam was appointed the Chief Executive Officer of Antria Delaware on June 1, 2012 and was appointed the Chief Executive Officer of AntriaBio on January 31, 2013. Mr. Elam received a base salary of $230,000 beginning in June 2012. Prior to June 1, 2012 no compensation was paid to Mr. Elam.

(3)	Dr. Mantripragada was appointed the Chief Scientific Officer of Antria Delaware on April 1, 2012 and was appointed the Chief Scientific Officer of AntriaBio on January 31, 2013. Dr. Mantripragada is to receive a base salary of $275,000 beginning in April 2012 which increased to $295,000 on January 1, 2013. Prior to the employment agreement, consulting fees were paid to Dr. Mantripragada for services performed for Antria Delaware for the year ended June 30, 2012.

(4)	Dr. Kukekov was appointed to these positions on September 4, 2012 and resigned on January 31, 2013. Dr. Kukekov did not receive any compensation for his service as our Chief Executive Officer and Director.

(5)	Mr. Bar and Mr. Turnowski were appointed to these positions on July 26, 2010 and resigned on September 15, 2012. For the years ended June 30, 2013 and 2012 no compensation was paid to either individual.

Outstanding Equity Awards

The following table provides a summary of equity awards outstanding for each of the Named Executive Officers as of June 30, 2013:

Name (a)	Number of Securities Underlying Unexercised Options Exerciable (#) (b)	Number of Securities Underlying Unexercised Options Unexercisable (#) (c)	Equity Incentive Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)

Steve R. Howe (1)	138,890	-	861,110	$0.75	1/30/2018

Nevan C. Elam	1,993,055	-	1,506,945	$0.75	1/30/2018

Sankaram Mantripragada, Ph.D.	569,445	-	430,555	$0.75	1/30/2018

Hoyoung Huh, Ph.D	2,500,000	-	-	$0.75	1/30/2018

(1)	Mr. Howe was originally granted 2,000,000 options, however, pursuant to a domestic relations order, on April 17, 2013 Mr. Howe transferred 1,000,000 vested shares to Mrs. Howe.

Director Compensation

The following table shows the particulars of compensation paid to our current and former directors during the periods ending June 30, 2013 and 2012.

Name and Principal Position (a)	Year (b)	Fees earned or paid in Cash ($) (c)	Stock Award ($) (d)	Option Award ($) (e)	Non-Equity Incentive Plan Compensation ($) (f)	Nonqualified Deferred Compensation Earnings ($) (g)	All Other Compensation ($) (h)	Total ($) (i)
Current Named Directors
Steve Howe (1)	2013	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-

Nevan Elam (1)	2013	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-

Hoyoung Huh (2)	2013	108,000	-	1,482,572	-	-	-	1,590,572
	2012	-	-	-	-	-	-	-

Nickolay Kukekov (3)	2013	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-

Former Named Directors

Nir Bar (4)	2013	-	-	-	-	-	-	-
Director to September 15, 2012	2012	-	-	-	-	-	-	-

Guy Turnowski (4)	2013	-	-	-	-	-	-	-
Director to September 15, 2012	2012	-	-	-	-	-	-	-

(1)	The only compensation received by these individuals was for serving as an officer of the company and included in the executive compensation.
(2)	On July 1, 2012, AntriaBio entered into a consulting agreement with Dr. Huh whereby Dr. Huh agreed to provide AntriaBio services including, but not limited to, serving on AntriaBio’s board of directors as lead independent director, assisting AntriaBio in efforts to obtain funding and assisting in business development activities. He also received 2,500,000 stock options on January 30, 2013.
(3)	Dr. Kukekov was appointed to this position on September 4, 2012. Dr. Kukekov did not receive any compensation for his service as a Director.
(4)	Mr. Bar and Mr. Turnowski were appointed to these positions on July 26, 2010 and resigned on September 15, 2012. For the years ended June 30, 2013 and 2012 no compensation was paid to either individual.

Employment Agreements

On April 1, 2012, Antria Delaware entered into an agreement with Steve Howe to serve as Executive Chairman of Antria Delaware. Under the terms of this agreement, Mr. Howe will be entitled to receive an annual base of two hundred fifty thousand dollars ($250,000) which is to be raised to three hundred twenty five thousand dollars ($325,000) when the Company raises an aggregate of five million dollars ($5,000,000) in financing. In addition, Mr. Howe is entitled to an annual bonus equal to thirty percent (30%) of his base salary based on criteria set by the Antria Delaware board of directors. Mr. Howe is eligible to receive grants of options to purchase shares of common stock of up to 5% of the shares of common stock of the company on a fully diluted basis as consideration for services rendered. Mr. Howe will be eligible to participate in all benefit programs available to our executives and employees, including any employee incentive option plan, and medical and dental benefit plans. Antria Delaware will also provide life and disability insurance. Also under the terms of the agreement, Mr. Howe will be entitled to reimbursement for reasonable travel and business expenses and receives a monthly automobile allowance. The agreement requires Mr. Howe to undertake certain confidentiality, non-competition and non-solicitation obligations. In the event that Antria Delaware terminates the Mr. Howe’s employment without cause, Antria Delaware will pay the base salary severance on a monthly basis to Mr. Howe for a period of twelve months.

On April 1, 2012, Antria Delaware entered into an agreement with Sankaram Mantripragada to serve as Chief Scientific Officer of Antria Delaware. Dr. Mantripragada will report to the Chief Executive Officer and under the terms of the employment agreement, Dr. Mantripragada is entitled to receive an annual base salary of two hundred seventy five thousand ($275,000) which increased to two hundred ninety five thousand ($295,000) on January 1, 2013 that is subject to annual adjustment recommended by the Chief Executive Officer and approved by the Compensation Committee of the Antria Delaware board of directors. Dr. Mantripragada is eligible for one-time bonuses when certain clinical testing has begun. Dr. Mantripragada also is entitled to receive an annual cash bonus of up to forty percent (40%) of his base salary, determined based on specified criteria agreed upon in advance. Dr. Mantripragada is eligible to receive grants of options to purchase shares of our common stock as consideration for services rendered, at the discretion of our Antria Delaware board of directors. Dr. Mantripragada is eligible to participate in all benefit programs available to our executives and employees, including medical and dental benefit plans. Also under the terms of the agreement, Dr. Mantripragada is entitled to reimbursement for reasonable travel and business expenses and receives a monthly automobile allowance. Additionally, at the age of 65, Dr. Mantripragada is entitled to a pension benefit equal to one month’s salary for each year of his employment. If he is terminated other than for cause or due to or after a change of control, all of Dr. Mantripragada’ unvested options will accelerate, and he will continue to receive his then base salary and health insurance for a period of up to twelve months. The agreement also requires Dr. Mantripragada to undertake certain confidentiality, non-competition and non-solicitation obligations.

On June 18, 2012, Antria Delaware entered into an agreement with Nevan Elam to serve as Chief Executive Officer of Antria Delaware. Under the terms of this agreement, Mr. Elam will be entitled to receive an annual base of two hundred thirty thousand dollars ($230,000) until the executive commits full time to the business at which time his salary will increase to three hundred fifty thousand dollars ($350,000). At any time following the date of Mr. Elam’s employment agreement, the Antria Delaware board of directors may request in writing that Mr. Elam commit one hundred percent (100%) of his time and energy to the business of Antria Delaware and Mr. Elam shall have 60 days to comply with the Antria Delaware board of directors’ request or shall tender his resignation as an officer of Antria Delaware. Mr. Elam is entitled to an annual bonus equal to forty percent (40%) of his base salary based on criteria set by the Antria Delaware board of directors. Mr. Elam is also eligible for a one-time bonus when the Company raises an aggregate of five million dollars in financing. Mr. Elam is also eligible to receive grants of options to purchase shares of common stock as consideration for services rendered. Mr. Elam will be eligible to participate in all benefit programs available to our executives and employees, including any employee incentive option plan, and medical and dental benefit plans. Antria Delaware will also provide life and disability insurance. Also under the terms of the agreement, Mr. Elam will be entitled to reimbursement for reasonable travel and business expenses and receives a monthly automobile allowance. Additionally, at age 65, Mr. Elam is entitled to a pension benefit equal to one-month's salary for each year of employment. The agreement requires Mr. Elam to undertake certain confidentiality, non-competition and non-solicitation obligations. In the event that Antria Delaware terminates Mr. Elam’s employment without cause, Antria Delaware will pay the base salary severance on a monthly basis to Mr. Elam for a period of six months.

Compensation Committee Interlocks and Insider Participation

We do not have a standing compensation committee or a committee performing similar functions. Because we assumed the employment agreements of Antria Delaware in connection with the Reverse Merger, the Board did not have any deliberations concerning the compensation of our executive officers. However, there were no compensation committee or board interlocks among the members of our Board

Compensation Committee Report

We do not have a standing compensation committee or a committee performing similar function. However, our Board has reviewed and discussion the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K included in this Annual Report with our management and based on that review determined to include the Compensation Discussion and Analysis in this Annual Report

Board Members

Steve Howe

Nevan Elam

Hoyoung Huh

Nickolay Kukekov

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of September 5, 2013, regarding the ownership of our common stock by:

•	each person who is known by us to own more than 5% of our shares of common stock; and

•	each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 40,000,000 shares of common stock outstanding as of September 5, 2013.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and generally includes voting or investment power with respect to securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days through the exercise of any warrant, stock option, or other right. Shares subject to options that are exercisable within 60 days following September 5, 2013, are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Information regarding our Equity Compensation Plan is set forth in Item 5 above and is incorporated herein by reference.

	Shares of Common Stock		Percentage of Class
Name and Address of Benefical Owner	Beneficially Owned		Beneficially Owned

EU One Group, LLC (1) L'Estoril, 31 Avenue Princesse Grace MC 98000, Monaco	20,000,000		50.0%

Sankaram Mantripragada 999 18th Street, Suite 3000 Denver, CO 80202	6,625,001	(2)	16.3%

Konus Advisory Group, Inc. 890 Santa Cruz Avenue Menlo Park, CA 94025	4,000,000		10.0%

CEDE & Co. P.O. Box 20 Bowling Green Station New York, NY 10274	3,996,229		10.0%

Hoyoung Huh 890 Santa Cruz Avenue Menlo Park, CA 94025	6,500,000	(2)(3)	15.3%

Theodore Kalem 620 W 42nd Street, Apt 53C New York, NY 10036	2,392,000		6.0%

Nickolay Kukekov 890 Santa Cruz Avenue Menlo Park, CA 94025	2,392,000		6.0%

Steve R. Howe 999 18th Street, Suite 3000 Denver, CO 80202	250,002	(2)	0.6%

Nevan C. Elam 890 Santa Cruz Avenue Menlo Park, CA 94025	6,187,499	(2)(3)	14.7%

All current executive officers and directors as a group (5 persons)	17,954,502		39.4%

(1)	EU One Group, LLC is a Nevis limited liability company. Phillip Feller has sole voting and investment power with respect to these EU One Group, LLC shares.

(2)	Includes the vested portion of the options granted by Antria Delaware that were assumed by the Company in connection with the Reverse Merger.

(3)	Includes shares beneficially owned by Konus Advisory Group, Inc. Konus Advisory Group, Inc. is a Delaware corporation in which Hoyoung Huh and Nevan Elam, members of our Board, have shared voting and investment power with respect to these Konus Advisory Group, Inc. shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The Company entered into an agreement to acquire 100% of the outstanding stock of Antria Delaware. The Company has issued 35,284,000 shares of common stock in connection with the Reverse Merger and assumed the options, warrants and convertible securities of Antria Delaware. In connection with the Reverse Merger, no shares of common stock were issued to Steve Howe, a director of the Company, 4,000,000 shares of common stock were issued to Hoyoung Huh and Nevan Elam, directors of the Company, through their control of Konus, 2,392,000 shares of common stock were issued to Nickolay Kukekov, a director of the Company, and 6,000,000 shares of common stock were issued to Sankaram Mantripragada, an officer of the Company. In connection with our assumption of the options, warrants and convertible securities of Antria Delaware, Messrs. Howe and Elam and Drs. Mantripragada and Huh have the right to purchase shares of common stock pursuant to the terms of the options between Antria Delaware and the aforementioned officers and directors.

Employment Agreements

As part of our acquisition of Antria Delaware, we assumed all of the employment agreements between our current executive officers and Antria Delaware. The terms of the employment agreements are set forth above in Item 11 and are incorporated herein by reference.

Antria’s Relationship with Konus Advisory Group, Inc.

Advisory Agreement

On July 2, 2012, Antria Delaware and Konus Advisory Group, Inc. (“Konus”) entered into an advisory agreement (the “Advisory Agreement”) whereby Konus agreed to provide Antria Delaware services including, but not limited to, finance and strategy, clinical design, project management and portfolio assessment. Antria Delaware agreed to pay Konus a monthly retainer in the amount of $9,000 per month to cover general and administrative matters plus an hour fee ranging from $100 to $700 per hour for additional services provided to Antria Delaware.

Consulting Agreement

In addition to the Advisory Agreement, on July 1, 2012, Antria Delaware entered into a consulting agreement (the “Consulting Agreement”) with Dr. Huh whereby Dr. Huh agreed to provide Antria Delaware services including, but not limited to, serving on Antria Delaware’s board of directors as lead independent director, assisting Antria Delaware in efforts to obtain funding and assisting in business development activities. Dr. Huh is a significant shareholder, managing director and member of the board of directors of Konus. Pursuant to a mutual understanding between Dr. Huh, Konus and AntriaBio, the amounts owed to Dr. Huh pursuant to the terms of the Consulting Agreement will be paid directly to Konus.

CEO Employment Agreement

On June 18, 2012, Antria Delaware entered into an agreement with Nevan Elam to serve as Chief Executive Officer of Antria Delaware. Under the terms of this agreement, Mr. Elam will be entitled to receive an annual base of $230,000 until the executive commits full time to the business at which time his salary will increase to $350,000. Mr. Elam is a significant shareholder managing director and member of the board of directors of Konus. Pursuant to a mutual understanding between Mr. Elam, Konus and AntriaBio, the amounts owed to Mr. Elam pursuant to the terms of his employment agreement will be paid directly to Konus.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to determine whether our current director or our new directors are independent. We have determined that as of the date of this Annual Report we do not have an individual who qualifies as “independent” in accordance with the published listing requirements of The NASDAQ Stock Market and for purposes of Section 16 of the Exchange Act. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the Company;

•	the director or a family member of the director accepted any compensation from the Company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the Company;

•	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the Company served on the compensation committee of such other entity; or

•	the director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the company’s audit.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit-Related Fees

The aggregate fees billed by Berman & Company, P.A. for professional services rendered to us in connection with the audit of our annual financial statements for the years ended June 30, 2013 and 2012 were $14,309 and $13,500, respectively.

The aggregate fees billed by Spectra Financial Services, LLC for professional services rendered to us in connection with the audits and reviews of the annual financial statements of Antria Delaware for the years ended June 30, 2013 and 2012 were $85,796 and $5,000, respectively.

The aggregate fees billed by EKS&H LLLP for professional services rendered to us in connection with the audit of our annual financial statements for the year ended June 30, 2013 was $67,020.

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

Tax Fees

The aggregate fees billed by BKD during the year ended June 30, 2013 for professional services rendered to us in connection with the completion of our tax returns was $4,500.

All Other Fees

None

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The following documents are filed as part of this Form 10-K, as set forth on the Index to Financial Statements found on page F-1.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of June 30, 2013 and 2012 and December 31, 2011

•	Consolidated Statements of Operations for the year ended June 30, 2013, the six-month period ended June 30, 2012 and the year ended December 31, 2011

•	Consolidated Statements of Stockholders’ Deficit for the years ended June 30, 2013, the six-month period ended June 30, 2012 and the year ended December 31, 2011

•	Consolidated Statements of Cash Flows for the year ended June 30, 2013, the six-month period ended June 30, 2012 and the year ended December 31, 2011

•	Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

Not Applicable.

(a)(3)	Exhibits

Exhibit No.	Description
2.1	Share Exchange and Reorganization Agreement, January 31, 2013**
2.2	Plan of Conversion, dated January 10, 2013 (1)
3.1	Articles of Conversion, dated January 10, 2013 (2)
3.2	Certificate of Conversion, dated January 10, 2013 (3)
3.3	Certificate of Incorporation, dated January 10, 2013(4)
3.4	Delaware Bylaws, dated January 10, 2013 (5)
4.1	Form of Regulation D Subscription Agreement***
4.2	Form of Regulation S Subscription Agreement ***
10.1	Asset Purchase Agreement with PR Pharmaceuticals, Inc.**
10.2	Employment Agreement with Steve Howe, dated April 1, 2012**
10.3	Employment Agreement with Nevan Elam, dated June 18, 2012**

10.4	Employment Agreement with Sankaram Mantripragada, dated April 1, 2012**
10.5	Advisory Services Agreement with Konus Advisory Group. Inc., dated July 2, 2012**
10.6	Consulting Agreement with Hoyoung Huh, dated July 1, 2012**
10.7	Option Agreement with Steve Howe, dated January 30, 2013**
10.8	Option Agreement with Nevan Elam, dated January 30, 2013**
10.9	Option Agreement with Sankaram Mantripragada, dated January 30, 2013**
10.10	Option Agreement with Hoyoung Huh, dated January 30, 2013**
21.1	List of Subsidiaries*
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	Interactive Data File (Form 10-K for the fiscal year ended June 30, 2013 furnished in XBRL)****

* Filed herewith
** Incorporated by reference to the corresponding exhibit to our current report on Form 8-K filed with the SEC on February 6, 2013.

*** Incorporated by reference to the corresponding exhibit to our registration statement on Form S-1 filed with the SEC on June 14, 2011.

**** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

1.	Incorporated by reference to Exhibit 2.1 of our current report on Form 8-K filed with the SEC on January 11, 2013.
2.	Incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed with the SEC on January 11, 2013.

3.	Incorporated by reference to Exhibit 3.2 of our current report on Form 8-K filed with the SEC on January 11, 2013
4.	Incorporated by reference to Exhibit 3.3 of our current report on Form 8-K filed with the SEC on January 11, 2013
5.	Incorporated by reference to Exhibit 3.4 of our current report on Form 8-K filed with the SEC on January 11, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTRIABIO, INC.

Date: September 11, 2013	By:	/s/ Nevan Elam
Nevan Elam Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dated indicated.

Signature	Title	Date

/s/ Nevan Elam		September 11, 2013
Nevan Elam	Chief Executive Officer and Director

/s/ Steve Howe		September 11, 2013
Steve Howe	Chairman and Director

/s/ Hoyoung Huh		September 11, 2013
Hoyoung Huh	Director

/s/ Nickolay Kukekov		September 11, 2013
Nickolay Kukekov	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ANTRIABIO, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of AntriaBio, Inc.

Menlo Park, California

We have audited the accompanying consolidated balance sheets of AntriaBio, Inc. and subsidiary (a development stage enterprise) (the “Company”) as of June 30, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for each of the periods then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AntriaBio, Inc. and subsidiary as of June 30, 2013 and 2012, and the results of their operations and their cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

EKS&H LLLP

Denver, Colorado

September 11, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AntriaBio, Inc.:

We have audited the accompanying balance sheet of AntriaBio, Inc. (a development stage enterprise) as of December 31, 2011 and the related statements of comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2011 and for the periods from March 24, 2010 (Inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AntriaBio, Inc. as of December 31, 2011, and the results of its comprehensive loss, changes in its stockholders’ equity (deficit) and its cash flows for the year ended December 31, 2011 and for the periods from March 24, 2010 (Inception) to December 31 and 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 of the accompanying financial statements, the Company is dependent on generating revenue and obtaining outside sources of financing for the continuation of their operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Spectra Financial Services. LLC

Tampa, Florida

February 5, 2013

AntriaBio, Inc.

(A Development Stage Enterprise)

Consolidated Balance Sheets

	June 30, 2013	June 30, 2012	December 31, 2011

Assets

Current assets
Cash	$527	$25,878	$646
Note receivable - related party	163,829	832,454	407,004
Interest receivable - related party	3,341	31,547	7,111
Inventory	223,000	-	-
Due from related party	183,346	-	-
Deferred financing, net	146,037	76,507	51,028
Other current assets	95,469	102,175	100,000
Total current assets	815,549	1,068,561	565,789

Non-current assets
Fixed assets	275,717	-	-
Intangibile assets, net	12,705	-	-
Total non-current assets	288,422	-	-

Total Assets	$1,103,971	$1,068,561	$565,789

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$188,346	$107,022	$186,764
Accounts payable and accrued expenses - related party	807,001	2,140	2,140
Convertible notes payable, current portion	3,732,500	2,138,188	1,160,814
Interest payable	380,575	110,124	51,817
Warrant derivative liability	157,761	-	-
Total current liabilities	5,266,183	2,357,474	1,401,535
Non-current liabilities:
Convertible notes payable, less current portion	-	-	54,958
Total non-current liabilities	-	-	54,958

Total liabilities	5,266,183	2,357,474	1,456,493

Commitments and Contingencies (Note 11)

Stockholders' deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
none issued and outstanding	-	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized;
40,000,000, 35,284,000 and 35,284,000 shares issued and outstanding, June 30, 2013 and 2012 and December 31, 2011, respectively	40,000	35,284	35,284
Common stock subscribed	-	(35,284)	(35,284)
Additional paid-in capital	3,814,258	100	100
Deficit accumulated during the development stage	(8,016,470)	(1,289,013)	(890,804)
Total stockholders' deficit	(4,162,212)	(1,288,913)	(890,704)

Total Liabilities and Stockholders' Deficit	$1,103,971	$1,068,561	$565,789

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

(A Development Stage Enterprise)

Consolidated Statements of Operations

		Six Month		From March 24, 2010
	Year Ended	Period Ended	Year Ended	(Inception) to
	June 30, 2013	June 30, 2012	December 31, 2011	June 30, 2013

Operating expenses
Consulting fees	$647,925	$(56,000)	$160,500	$900,504
Compensation and benefits	4,485,064	150,813	-	4,635,877
Research and development	3,494	-	-	3,494
Insurance	101,276	7,684	9,910	118,870
Meals and entertainment	17,670	2,302	9,810	29,782
Professional fees	620,162	28,657	96,954	802,943
Rent	73,256	25,451	29,745	131,952
Travel	90,048	63,224	63,979	239,133
Amortization	295	-	-	295
General and administrative	67,691	5,770	22,078	103,286
Total operating expenses	6,106,881	227,901	392,976	6,966,136

Loss from operations	(6,106,881)	(227,901)	(392,976)	(6,966,136)

Other income (expense)
Interest income	106,044	24,436	7,111	137,591
Interest expense	(568,859)	(194,744)	(204,350)	(1,030,164)
Derivative expense	(157,761)	-	-	(157,761)
Total other income (expense)	(620,576)	(170,308)	(197,239)	(1,050,334)

Net loss	$(6,727,457)	$(398,209)	$(590,215)	$(8,016,470)

Net loss per common share - basic	$(0.18)	$(0.01)	$(0.02)
Net loss per common share - diluted	$(0.18)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - basic	37,227,407	35,284,000	35,284,000

Weighted average number of common shares outstanding - diluted	37,227,407	35,284,000	35,284,000

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

(A Development Stage Enterprise)

Consolidated Statement of Stockholders' Deficit
From March 24, 2010 (Inception) to June 30, 2013

					Deficit
					Accumulated
			Common	Additional	During the	Total
	Common Stock, $0.001 Par Value		Stock	Paid-in	Development	Stockholders'
	Shares	Amount	Subscribed	Capital	Stage	Deficit

Balance at March 24, 2010 (Inception)	-	$-	$-	$100	$-	$100

Net loss for the period from March 24, 2010 (inception) to December 31, 2010	-	-	-	-	(300,589)	(300,589)

Balance at December 31, 2010	-	-	-	100	(300,589)	(300,489)

Issuance of common stock	35,284,000	35,284	(35,284)	-	-	-

Net loss for the year ended December 31, 2011	-	-	-	-	(590,215)	(590,215)

Balance at December 31, 2011	35,284,000	35,284	(35,284)	100	(890,804)	(890,704)

Net loss for the six month period ended June 30, 2012	-	-	-	-	(398,209)	(398,209)

Balance at June 30, 2012	35,284,000	35,284	(35,284)	100	(1,289,013)	(1,288,913)

Stock-based compensation	-	-	-	3,687,502	-	3,687,502

Warrant expense	-	-	-	191,126	-	191,126

Conversion of equity in reverse merger acquisition	4,716,000	4,716	35,284	(64,470)	-	(24,470)

Net loss for the year ended June 30, 2013	-	-	-	-	(6,727,457)	(6,727,457)

Balance at June 30, 2013	40,000,000	$40,000	$-	$3,814,258	$(8,016,470)	$(4,162,212)

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

		Six Month		From March 24, 2010
	Year Ended	Period Ended	Year Ended	(Inception) to
	June 30, 2013	June 30, 2012	December 31, 2011	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(6,727,457)	$(398,209)	$(590,215)	$(8,016,470)
Amortization of notes payable discount	19,312	77,416	138,939	287,500
Amortization of deferred financing costs	279,096	59,021	23,972	362,089
Amortization of intangible asset	295			295
Stock-based compensation expense	3,687,502	-	-	3,687,502
Derivative expense	157,761	-	-	157,761
Changes in operating assets and liabilities:
(Increase) decrease in other assets	6,706	(2,175)	(75,000)	(170,469)
Increase in due from related parties	(206,609)	-	(3,496)	(206,609)
Increase (decrease) in accounts payable and accrued expenses	80,117	(79,742)	101,144	189,379
Increase in accounts payable and accrued expenses - related party	804,861	-	-	804,861
Increase in interest payable	270,451	58,307	41,439	380,575
Net Cash Used In Operating Activities	(1,627,965)	(285,382)	(363,217)	(2,523,586)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(11,717)	-	-	(11,717)
Acquisition of assets	(500,000)	-	-	(500,000)
(Increase) decrease in interest receivable	28,206	(24,436)	(7,111)	(3,341)
Issuance of note receivable - related party	(305,603)	(425,450)	(407,004)	(1,138,057)
Payments on note receivable - related party	974,228	-	-	974,228
Net Cash Provided By (Used In) Investing Activities	185,114	(449,886)	(414,115)	(678,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on financing costs	(157,500)	(84,500)	-	(242,000)
Proceeds from issuance of convertible notes payable	1,575,000	845,000	813,000	3,480,500
Repayments of convertible notes payable	-	-	(35,500)	(35,500)
Net Cash Provided By Financing Activities	1,417,500	760,500	777,500	3,203,000

Net increase (decrease) in cash	(25,351)	25,232	168	527

Cash - Beginning of Period	25,878	646	478	-

Cash - End of Period	$527	$25,878	$646	$527

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-	$-	$-
Interest	$-	$-	$-	$-

Non-Cash Transactions:
Assumption of accrued expenses in reverse merger	$1,207	$-	$-	$1,207
Assumption of due to/from related party in reverse merger	$23,263	$-	$-	$23,263
Assets acquired in asset acquisition:
Inventory	$223,000	$-	$-	$223,000
Fixed Assets	264,000	-	-	264,000
Intangible assets	13,000	-	-	13,000
Cash paid for asset acquisition	$500,000	$-	$-	$500,000

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Notes to Consolidated Financial Statements
June 30, 2013

Note 1 Nature of Operations

These financial statements represent the consolidated financial statements of AntriaBio, Inc. (“AntriaBio”), formerly known as Fits My Style, Inc., and its wholly owned operating subsidiary, AntriaBio Delaware, Inc. (“Antria Delaware”). AntriaBio and Antria Delaware are collectively referred to herein as the “Company”.

On January 31, 2013, Antria Delaware merged with AntriaBio, a public company pursuant to a share exchange agreement in which the existing shareholders of Antria Delaware exchanged all of their issued and outstanding shares of common stock of Antria Delaware for 35,284,000 shares of common stock of AntriaBio (the “Reverse Merger”). After the consummation of the Reverse Merger, stockholders of Antria Delaware own 88.2% of AntriaBio’s outstanding common stock.

As a result of the Reverse Merger, Antria Delaware became a wholly owned subsidiary of AntriaBio. For accounting purposes, the Reverse Merger was treated as a reverse acquisition with Antria Delaware as the acquirer and AntriaBio as the acquired party. As a result, the business and financial information included in this Annual Report on Form 10-K is the business and financial information of Antria Delaware. The accumulated deficit of AntriaBio has been included in additional paid-in-capital. Pro-forma information has not been presented as the financial information of AntriaBio was insignificant.

The fiscal year of Antria Delaware had been December 31 and due to the reverse merger Antria Delaware had changed its fiscal year end to June 30 on June 30, 2012. The financial statements show the transition period from December 31, 2011 to June 30, 2012.

Note 2 Summary of Significant Accounting Policies

The principal accounting policies applied in the preparation of these financial statements are set out below.

Basis of Presentation - The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principals of Consolidation – These consolidated financial statements include the accounts of AntriaBio, Inc. and its wholly owned subsidiary. All material intercompany transactions and balances have been eliminated.

Development Stage - The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity and debt based financing and the development of the business plan.

Accounting Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. Such estimates and assumptions impact, among others, the following: estimated useful lives and potential impairment of intangible assets, the fair value of share-based payments, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing and expected future operating losses. Actual results could differ from those estimates.

Risks and Uncertainties - The Company's operations may be subject to significant risk and uncertainties including financial, operational, regulatory and other risks associated with a development stage company, including the potential risk of business failure. See above regarding change in business and see Note 3 regarding going concern matters.

Cash and Cash Equivalents - In the statement of cash flows, cash and cash equivalents includes cash in hand and other short-term highly liquid investments with original maturities of three months or less.

Note Receivable – Related Party – Notes receivable represent amounts due to the Company, and are recorded at cost less an allowance for note losses, if necessary.

Deferred Finance Costs - Direct, incremental finance costs related to the convertible notes payables are amortized over the term of the respective instrument through charges to interest expense using the effective interest method. Net deferred financing cost were $146,037, $76,507 and $51,028 as of June 30, 2013, and 2012 and December 31, 2011, respectively, which is net of accumulated amortization of $362,088, $82,793 and $23,972 as of June 30, 2013 and 2012 and December 31, 2011, respectively. All deferred finance costs will amortize in 2014.

Fixed Assets - Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives. The fixed assets have not been placed in service as of June 30, 2013 and are therefore have not begun depreciating.

Intangible Assets – Costs of establishing patents, consisting of legal and filing fees paid to third parties, are expensed as incurred. The value of the current intangible asset is based on the asset values assigned in the asset acquisition discussed in Note 5. The intangible assets are being amortized over 11 years which is the remaining life of the patents acquired.

Due from Related Parties - Due from related parties represent obligations to pay for goods or services that have been acquired in the ordinary course of business from suppliers, have been paid for on behalf of a related party, and are classified as a current receivable if payment is due within one year or less (or in the normal operating cycle of the business if longer). If not, they are presented as non-current assets.

Convertible Notes Payable - Borrowings are recognized initially at the principal amount received. Borrowings are subsequently carried at amortized cost; any difference between the proceeds (net of transaction costs) and the redemption value is recognized as interest expense in the statements of operation over the period of the borrowings using the effective interest method.

Beneficial Conversion Feature of Convertible Notes Payable - The Company accounts for convertible notes payable in accordance with the guidelines established by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 470-20, Debt with Conversion and Other Options, Emerging Issues Task Force ("EITF") 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No 98-5 To Certain Convertible Instruments. The Beneficial Conversion Feature ("BCF") of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of a convertible note when issued and also records the estimated fair value of any warrants issued with those convertible notes. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

The BCF of a convertible note is measured by allocating a portion of the note's proceeds to the warrants, if applicable, and as a reduction of the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid-in-capital. The Company calculates the fair value of warrants issued with the convertible note using the Black Scholes valuation model and uses the same assumptions for valuing any employee options in accordance with ASC Topic 718 Compensation – Stock Compensation. The only difference is that the contractual life of the warrants is used.

The value of the proceeds received from a convertible note is then allocated between the conversion features and warrants on a relative fair value basis. The allocated fair value is recorded in the financial statements as a debt discount (premium) from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is charged to interest expense using the effective interest method.

Revenue – The Company recognizes revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collection is reasonably assured.

Operating Expenses - Expenses necessary to generate revenue are expensed in the period incurred.

Income Taxes – On July 14, 2011, Antria Delaware converted from a limited liability company to a C-corporation. As a limited liability company for federal and state income tax purposes, Antria Delaware’s earnings and losses are passed directly through to its members and included in the personal tax returns of its members. Accordingly, the statements of operations do not include any provision for income taxes for the period from March 24, 2010 (inception) through July 14, 2011.

After July 14, 2011, the Company accounts for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Company’s balance sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company’s valuation allowance in a period are recorded through the income tax provision on the statements of operations.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. The Company recognizes interest and penalties, if any, as a component of income tax expense. There were no interest or penalties recorded or accrued at June 30, 2013 or 2012. Similarly, as of June 30, 2013, the Company has no uncertain tax positions. The Company is still subject to income tax examinations for all federal and Colorado taxes since inception.

Segment Reporting – Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker. The chief operating decision-maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as the Chief Executive Officer and the board of directors that makes strategic decisions. The Company operates one segment.

Comprehensive Income (Loss) – Comprehensive income (loss) is defined as all changes in stockholder’s equity from transactions and other events and circumstances. Therefore, comprehensive income (loss) includes our net loss and all charges and credits made directly to stockholder’s equity other than stockholders contributions and distributions. As of June 30, 2013 and 2012, the Company has no items other than net loss affecting comprehensive loss.

Income (Loss) Per Common Share – Basic income (loss) per common share is calculated by dividing the net income (loss) available to the common shareholders by the weighted average number of common shares outstanding during that period. Diluted earnings per share is calculated on the treasury stock method, by dividing income available to common shareholders, adjusted for the effects of dilutive convertible securities, by the weighted average number of shares of common shares outstanding during the period and all additional common shares that would have been outstanding had all potential dilutive common shares been issued.

Although there were common stock equivalents of 10,172,431 shares outstanding at June 30, 2013, consisting of stock options; warrants and convertible notes with a fixed conversion price; they were not included in the calculation of earnings per share because they would have been anti-dilutive.

Fair Value of Financial Instruments - From inception, the Company adopted ASC 820, Fair Value Measurements and Disclosures, which provides a framework for measuring fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The carrying amounts of financial instruments including cash and cash equivalents, notes receivable – related party, due from related parties, and notes payable approximated fair value as of June 30, 2013 and 2012 and December 31, 2011 due to the relatively short maturity of the respective instruments.

The warrant derivative liability recorded as of June 30, 2013 is recorded at an estimated fair value based on a Black-Scholes pricing model. The warrant derivative liability is a level 3 fair value instrument with the entire change in the balance recorded through earnings. See significant assumptions in Note 9.

Reclassifications – Certain amounts reported in prior years in the Consolidated Financial Statements have been reclassified to conform to the current year’s presentation.

Subsequent Events – The Company has considered subsequent events through the date of issuance of this Report on Form 10-K, and has determined no additional disclosure is necessary.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $6,727,457 and net cash used in operations of $1,627,965 for the year ended June 30, 2013, and a working capital and stockholders’ deficit of $4,162,212 and a deficit accumulated during the development stage of $8,016,470 at June 30, 2013.  In addition, the Company is in the development stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects that its current cash resources as well as expected lack of operating cash flows will not be sufficient to sustain operations for a period greater than one year. The ability of the Company to continue its operations is dependent on Management's plans, which include continuing to raise equity based financing. There is no assurance that the Company will be successful in accomplishing this objective.

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

Note 4 Critical Accounting Estimates and Judgments

Estimates and judgements are continually evaluated and are based on historical experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. The Company makes estimates and assumptions concerning the future. The resulting accounting estimates will, by definition, seldom equal the related actual results. The estimates and assumptions that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year include:

Note Receivable – Related Party - The Company is required to exercise judgement in determining to collectability of its note receivable from a related party, including a determination of the counterparty’s ability to repay its obligation to the Company. This assessment includes management’s judgement about the ability of the debtor to generate additional sources of financing, revenue, and ultimately adequate cash flows to service the note receivable.

Warrant Derivative Liability – The Company is required to exercise judgment in calculating the fair value of the warrant derivative liability. The fair value calculation includes several inputs that are subject to management’s judgement. Management reviews these inputs on a regular basis to determine that the values used in the calculation are consistent with current economic events and historical events.

Contingent Liabilities - The Company is required to make judgments about contingent liabilities including the probability of pending and potential future litigation outcomes that, by their nature, are dependent on future events that are inherently uncertain. In making its determination of possible scenarios, management considers the evaluation of outside counsel knowledgeable about each matter, as well as known outcomes in case law.

Income Taxes - Significant judgement is involved in determining the Company’s provision for income taxes, including any valuation allowance on deferred income tax assets. There are certain transactions and computations for which the ultimate tax determination is uncertain during the normal course of business. The Company recognizes liabilities for expected tax issues based upon estimates of whether additional taxes will be due. Where the final outcome of these matters is different from the amounts that were initially recognized, such difference will impact the income tax and deferred tax positions in the year in which such determination is made.

Note 5 Acquisition of Assets

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

As the purchase was treated as an asset acquisition, the value assigned for the assets acquired was valued based on the estimated fair value of the assets and liabilities. The allocation of the price paid in cash is as follows:

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

Note 6 Related Party Transactions

Effective September 1, 2011, the Company issued a $1,000,000 line of credit to a related party, which has common ownership with the Company. The line of credit was issued in order for the Company to obtain a higher interest rate on excess cash. The balance due on the line of credit as of June 30, 2013 and and 2012 was $163,829 and $832,454, respectively, plus accrued interest of $3,341 and $31,547, respectively. The Company was obligated to fund the unused amount under the line of credit through maturity of the line of credit. The line of credit bears interest equal to the lower of 10%, or the Wall Street Journal Prime Rate (3.25% at June 30, 2013) plus 5%. The interest rate at June 30, 2013 was 8.25%. The line of credit is for a period of one year and matured on August 31, 2012. A late charge of 5% of the outstanding balance was charged on the line of credit on December 31, 2012. The line of credit is secured by one million shares of the related party’s common stock. As of June 30, 2013, there was no allowance for note loss recorded on the receivable.

During the year ended June 30, 2013, the Company incurred consulting expenses of $598,995 and professional expenses of $135,000, for services performed by related parties of the Company and included in the statements of operations. As of June 30, 2013, $807,001 of related party expenses are recorded in accounts payable and accrued expenses – related party.

During the six month period ended June 30, 2012, the Company incurred consulting expenses of $55,000 for services performed by related parties of the Company and included in the statements of operations. During the six month period ended June 30, 2012, the Executive Chairman released the Company from its obligation to pay its consulting obligations in the amount of $117,500. Accordingly, accrued expenses and consulting fees were reduced. During the six month period ended June 30, 2012, the Company also incurred $35,000 of financing fees with a related party which are recorded in deferred financing costs in other current assets on the accompanying balance sheets and are amortized over the life of the associated debt.

During the year ended December 31, 2011, the Company incurred consulting expenses of $155,000 for services performed by related parties of the Company and is included in the statements of operations. As of December 31, 2011, $145,200 of related party expenses are recorded in accrued expenses. The Company also incurred $75,000 of financing fees with a related party which are recorded as deferred financing costs in other current assets on the accompanying balance sheets and are amortized over the life of the associated debt.

As of June 30, 2013, the due from related party was $183,346 for expenses paid on behalf of related parties.

Note 7 Convertible Notes Payable

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

The convertible notes outstanding as of June 30, 2013 include:

2010 Notes (A)	$562,500
2011 Notes (B)	645,000
2011 Notes (C)	1,700,000
2012 Notes (D)	825,000
Balance at June 30, 2013	$3,732,500

The notes originated at various dates from April 2010 through January 2013 and mature at various dates from February 2012 to January 2014.

As of June 30, 2013, $2,157,500 of the convertible notes matured and payments were due, with an additional $750,000 of notes maturing prior to the report date. The convertible notes were not repayed and are accruing interest at a rate of 8% for the 2010 Notes that had matured and 12% for the 2011 Notes that had matured.

The convertible notes outstanding as of June 30, 2012 and December 31, 2011 include:

	2012
	Unpaid	Unamortized	Principal
	Principal	Discount	Net of Discount

2010 Notes (A)	$562,500	$(19,312)	$543,188
2011 Notes (B)	645,000	-	645,000
2011 Notes (C)	950,000	-	950,000
Balance at June 30, 2012	$2,157,500	$(19,312)	$2,138,188

	2011
	Unpaid	Unamortized	Principal
	Principal	Discount	Net of Discount

2010 Notes (A)	$562,500	$(96,728)	$465,772
2011 Notes (B)	550,000	-	550,000
2011 Notes (C)	200,000	-	200,000
Balance at December 31, 2011	$1,312,500	$(96,728)	$1,215,772

Note 8 Shareholders’ Equity (Deficit)

Common Stock - The Company is authorized to issue 200,000,000 shares of $0.001 par-value common stock. All shares of the Company’s common stock have equal rights and privileges with respect to voting, liquidation and dividend rights. Each share of common stock entitles the holder thereof to:

a.	One non-cumulative vote for each share held of record on all matters submitted to a vote of the stockholders;
b.	To participate equally and to receive any and all such dividends as may be declared by the Board of Directors out of funds legally available therefore; and
c.	To participate pro rata in any distribution of assets available for distribution upon liquidation.

Stockholders have no pre-emptive rights to acquire additional shares of common stock or any other securities. Common shares are not subject to redemption and carry no subscription or conversion rights.

Prior to the Reverse Merger, Antria Delaware had 90,000,000 common stock authorized at a par value of $0.00001.

Preferred Stock – The Company is authorized to issue 20,000,000 shares of Preferred Stock with each share having a par value of $0.001. No preferred shares are designated and there are no preferred shares issued and outstanding as of June 30, 2013.

Prior to the Reverse Merger, Antria Delaware had 10,000,000 preferred stock shares authorized at a par value of $0.01.

The Company issued no shares of common or preferred stock during the year ended June 30, 2013 other than those shares issued as part of the Reverse Merger. The Company has not declared or paid any dividends or returned any capital to shareholders as of June 30, 2013. On July 3, 2012 the Company issued warrants to a placement agent to purchase 1,400,000 shares of common stock from the date of issuance through five years when the warrants expire. On August 15, 2012 the Company issued warrants to two placement agents to purchase up to 248,542 shares of common stock from the date of issuance through five years when the warrants expire. On February 2, 2013, the Company issued warrants to a placement agent to purchase up to 110,000 shares of common stock from the date of issuance through five years when the warrants expire.

Equity Incentive Plan - The Company granted 9,050,000 stock options to four officers and/or directors of the Company and to two contractors of the Company.

Note 9 Stock-Based Compensation

Options - The Compay adopted individual stock option plans in January 2013 for four officers and/or directors of the Company. The stock option plans granted 9,000,000 option shares with an exercise price of $0.75 per share. Options to purchase 4,916,667 shares vested immediately, options to purchase 3,250,000 shares vest monthly over 3 years and 833,333 shares vest on May 31, 2013.

In June 2013, AntriaBio adopted individual stock option plans for two consultants of the Company. The stock option plans granted 50,000 shares with an exercise price of $0.75 per share. Options to purchase 12,500 shares vested immediately with the remaining shares vesting at various dates through October 2014.

AntriaBio has computed the fair value of all options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. AntriaBio estimated a volatility factor utilizing a comparable published volatility of a peer company. Due to the small number of option holders and all options being to officers and/or directors, AntriaBio has estimated a forfeiture rate of zero. AntriaBio estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk- free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. AntriaBio has computed the fair value of all options granted during the year ended June 30, 2013 using the following assumptions:

Expected volatility	106% - 111%
Risk free interest rate	0.88% - 1.05%
Expected term (years)	5
Dividend yield	0%

Stock option activity is as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding, June 30, 2012	-	$-	-
Granted	9,050,000	$0.75
Outstanding, June 30, 2013	9,050,000	$0.75	4.6

Exercisable at June 30, 2013	6,213,890	$0.75	4.6

Stock-based compensation expense related to the fair value of stock options was included in the statement of operations as payroll expense of $3,687,502 for the year ended June 30, 2013. The unrecognized stock-based compensation expense at June 30, 2013 is $1,683,088. AntriaBio determined the fair value as of the date of grant using the Black-Scholes option pricing method and expenses the fair value ratably over the period of service.

Warrants- AntriaBio issued warrants to agents in conjunction with the closing of its convertible notes payable as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding, June 30, 2012	-	$-	-
Warrants issued to placement agents	248,542	$0.33
Warrants issued to placement agent	1,400,000	$-
Warrants issued to placement agent	110,000	$0.85
Outstanding, June 30, 2013	1,758,542	$0.31	4.1

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

The warrants for the 248,542 and 1,400,000 shares of common stock are accounted for under liability accounting and are fair valued at each reporting period. The 248,542 warrants value as of June 30, 2013 was $157,761 and is recorded as a liability on the consolidated balance sheet with the fair value adjustment recorded as derivative expense on the consolidated statement of operations. The value of the 1,400,000 warrants cannot be determined until a qualified financing occurs. The warrants for the 110,000 shares of common stock are accounted for under equity treatment and fair valued as of the date of issuance. The fair value of the warrants was valued at $191,126 and recorded as additional paid-in-capital and deferred financing fees.

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

Expected volatility	104% - 111%
Risk free interest rate	0.88% - 1.41%
Expected term (years)	4.1 - 5
Dividend yield	0%

Note 10 Income Taxes

Taxing jurisdictions related to income taxes are the Unites States Federal Government and the State of Colorado. The provision for income taxes is as follows:

	Year Ended	Six Months Ended	Year Ended
	June 30, 2013	June 30, 2012	December 31, 2011

Current tax benefit
Federal	$-	$-	$-
State	-	-	-
	-	-	-

Deferred tax benefit
Federal	2,052,267	84,537	89,142
State	184,451	12,071	12,729
Change in valuation allowance	(2,236,718)	(96,608)	(101,871)
	-	-	-
Total tax expense	$-	$-	$-

Deferred taxes are a result of differences between income tax accounting and GAAP with respect to income and expenses. The following is a summary of the components of deferred taxes recognized in the financial statements as of June 30, 2013, and 2012 and December 31, 2011:

	June 30, 2013	June 30, 2012	December 31, 2011

Deferred tax assets
Net operating loss carryforward	$562,335	$23,026	$22,120
Start-up and organizational expenses	580,219	175,453	79,751
Stock-based compensation	1,265,350	-	-
Derivative expense	60,943	-	-
Other	(26)	-	-
Total deferred tax assets	2,468,821	198,479	101,871

Valuation allowance	(2,468,821)	(198,479)	(101,871)
Net deferred taxes	$-	$-	$-

The valuation allowance was established because the Company had not reported earnings in order to support the recognition of the deferred tax asset. The Company has net operating loss carryforwards of approximately $1,453,000 for federal and state income tax purposes. Federal and state net operating loss carryforwards, to the extent not used, will expire starting in 2031.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income for the following periods, due to the following:

	Year Ended	Six Months Ended	Year Ended
	June 30, 2013	June 30, 2012	December 31, 2011

Computed "expected" tax expense (benefit)	$(2,293,815)	$(135,391)	$(130,960)
Change in income taxes from:
State taxes net of federal benefit	(184,451)	(12,168)	(11,770)
Permanent differences	241,548	50,951	40,859
Change in valuation allowance	2,236,718	96,608	101,871
	$-	$-	$-

Note 11 Commitments and Contingencies

Employment Agreements - The Company entered into employment agreements with the officers of the Company.

On April 1, 2012, the Company entered into an employment agreement with its Executive Chairman. This agreement provides for a limited initial salary of $250,000. This salary is raised to the base salary of $325,000 when the Company raises an aggregate of five million dollars in financing. In addition to the salary, the Executive Chairman is entitled to an annual performance bonus equal to 30% of his base salary beginning in calendar 2013 based on criteria set by the Board of Directors in its sole discretion. The agreement also provides for stock options to purchase 5% of the shares of common stock of the Company calculated on a fully diluted basis, assuming conversion of all exercisable and convertible securities, at an exercise price equal to the fair value of these shares on the date of grant. These options will vest 50% on December 31, 2012 and the remaining shares vest equally over the following thirty-six months of service. The grant of these stock options is contingent upon the Company’s formal adoption of a stock option plan. Termination benefits for base salary and certain other benefits are provided for a period of up to twelve months.

On April 1, 2012, the Company entered into an employment agreement with its Chief Scientific Officer. This agreement provides for an initial salary of $275,000 through December 31, 2012 and a base salary $295,000 thereafter. The Chief Scientific Officer is also entitled to one-time bonuses totaling $275,000 upon achieving certain clinical testing milestones. Furthermore, the Chief Scientific Officer is entitled to an annual performance bonus equal to 40% of his base salary beginning in calendar 2013 based on criteria set by the Board of Directors in its sole discretion. Termination benefits for base salary and certain other benefits are provided for a period of twelve months.

On June 18, 2012, the Company entered into an employment agreement with its Chief Executive Officer. This agreement provides for an initial salary of $230,000 from the effective date of the agreement until the executive commits full time to the Company’s business and his base salary increases to $350,000. The Chief Executive Officer is entitled to one- time bonus of $40,000 upon the close of a Company financing of at least $5,000,000. Furthermore, the Chief Executive Officer is entitled to an annual performance bonus equal to 40% of his base salary beginning in calendar 2013 based on criteria set by the Board of Directors in its sole discretion. The agreement also provides for stock options to purchase 3,500,000 shares of common stock of the Company at an exercise price equal to the fair value of these shares on the date of grant. These options will vest 50% on December 31, 2012 and the remaining shares vest equally over the following thirty-six months of service. Termination benefits for base salary and certain other benefits are provided for a period of six months.

Advisory Agreement - On July 2, 2012, the Company entered into an advisory agreement where by the Company receives services including, but not limited to finance and strategy, clinical design, project management and portfolio assessment. The Company agreed to pay a monthly retainer in the amount of $9,000 per month to cover general and administrative matters plus an hour fee ranging from $100 to $700 per hour for additional services provided.

Consulting Agreement - On July 1, 2012, the Company entered into a consulting agreement where by the Company received services including, but not limited to, serving on the board of directors as lead independent director, assisting in efforts to obtain funding and assisting in business development. The Company agreed to pay a monthly retainer of $9,000 per month for these services.

Legal Matters - From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest.

