Form 10-Q
period 2013-09-30
AntriaBio, Inc.
filed 2013-11-12
CIK 1509261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Number of shares of issuer’s common stock outstanding as of November 8, 2013: 40,000,000

i

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

AntriaBio, Inc.
(A Development Stage Enterprise)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Consolidated Balance Sheets

	September 30, 2013	June 30, 2013
	(Unaudited)
Assets
Current assets
Cash	$744	$527
Note receivable - related party	163,829	163,829
Interest receivable - related party	6,795	3,341
Inventory	223,000	223,000
Due from related party	60,919	183,346
Deferred financing, net	70,529	146,037
Other current assets	50,218	95,469
Total current assets	576,034	815,549

Non-current assets
Fixed assets	275,717	275,717
Intangible assets, net	11,819	12,705
Total non-current assets	287,536	288,422

Total Assets	$863,570	$1,103,971

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$408,884	$188,346
Accounts payable and accrued expenses - related party	953,701	807,001
Convertible notes payable	3,732,500	3,732,500
Interest payable	469,884	380,575
Warrant derivative liability	115,026	157,761
Total current liabilities	5,679,995	5,266,183

Commitments and Contingencies (Note 10)

Stockholders' deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized;
40,000,000 shares issued and outstanding, September 30, 2013
and June 30, 2013	40,000	40,000
Additional paid-in capital	3,979,576	3,814,258
Deficit accumulated during the development stage	(8,836,001)	(8,016,470)
Total stockholders' deficit	(4,816,425)	(4,162,212)

Total Liabilities and Stockholders' Deficit	$863,570	$1,103,971

See accompanying notes to consolidated financial statements

AntriaBio, Inc.
(A Development Stage Enterprise)

Consolidated Statements of Operations
(Unaudited)

	Three Months		From March 24, 2010
	Ended September 30,		(Inception) to
	2013	2012	September 30, 2013

Operating expenses
Consulting fees	$81,274	$117,641	$981,778
Compensation and benefits	358,453	200,567	4,994,330
Research and development	-	-	3,494
Insurance	44,813	4,241	163,683
Meals and entertainment	12,027	1,642	41,809
Professional fees	165,649	154,408	968,592
Rent	12,862	15,792	144,814
Travel	5,456	43,580	244,589
Amortization	886	-	1,181
General and administrative	19,483	5,011	122,769
Total operating expenses	700,903	542,882	7,667,039

Loss from operations	(700,903)	(542,882)	(7,667,039)

Other income (expense)
Interest income	3,454	16,930	141,045
Interest expense	(164,817)	(104,898)	(1,194,981)
Derivative income (expense)	42,735	-	(115,026)
Total other income (expense)	(118,628)	(87,968)	(1,168,962)

Net loss	$(819,531)	$(630,850)	$(8,836,001)

Net loss per common share - basic	$(0.02)	$(0.02)	$(0.24)
Net loss per common share - diluted	$(0.02)	$(0.02)	$(0.24)

Weighted average number of common shares outstanding - basic	40,000,000	35,284,000	36,161,902

Weighted average number of common shares outstanding - diluted	40,000,000	35,284,000	36,161,902

See accompanying notes to consolidated financial statements

AntriaBio, Inc.
(A Development Stage Enterprise)

Consolidated Statement of Stockholders' Deficit
From March 24, 2010 (Inception) to September 30, 2013 (Unaudited)

					Deficit
					Accumulated
			Common	Additional	During the	Total
	Common Stock, $0.001 Par Value		Stock	Paid-in	Development	Stockholders'
	Shares	Amount	Subscribed	Capital	Stage	Deficit

Balance at March 10, 2010 (Inception)	-	$-	$-	$100	$-	$100

Issuance of common stock	35,284,000	35,284	(35,284)	-	-	-

Net loss for the period from March 24, 2010 (inception) to June 30, 2011	-	-	-	-	(505,630)	(505,630)

Balance at June 30, 2011	35,284,000	35,284	(35,284)	100	(505,630)	(505,530)

Net loss for the year ended June 30, 2012	-	-	-	-	(783,383)	(783,383)

Balance at June 30, 2012	35,284,000	35,284	(35,284)	100	(1,289,013)	(1,288,913)

Stock-based compensation	-	-	-	3,687,502	-	3,687,502

Warrant expense	-	-	-	191,126	-	191,126

Conversion of equity in reverse merger acquisition	4,716,000	4,716	35,284	(64,470)	-	(24,470)

Net loss for the year ended June 30, 2013	-	-	-	-	(6,727,457)	(6,727,457)

Balance at June 30, 2013	40,000,000	40,000	-	3,814,258	(8,016,470)	(4,162,212)

Stock-based compensation (Unaudited)	-	-	-	165,318	-	165,318

Net loss for the three months ended September 30, 2013 (Unaudited)	-	-	-	-	(819,531)	(819,531)

Balance at September 30, 2013 (Unaudited)	40,000,000	$40,000	$-	$3,979,576	$(8,836,001)	$(4,816,425)

See accompanying notes to consolidated financial statements

AntriaBio, Inc.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months		From March 24, 2010
	Ended September 30,		(Inception) to
	2013	2012	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(819,531)	$(630,850)	$(8,836,001)
Amortization of notes payable discount	-	10,579	287,500
Amortization of deferred financing costs	75,508	44,786	437,597
Amortization of intangible assets	886	-	1,181
Stock-based compensation expense	165,318	-	3,852,820
Derivative (income) expense	(42,735)	-	115,026
Changes in operating assets and liabilities:
Decrease (increase) in other assets	45,251	(167)	(125,218)
Decrease (increase) in due from related parties	122,427	-	(84,182)
Increase in accounts payable and accrued expenses	220,538	180,913	409,917
Increase in accounts payable and accrued expenses - related party	146,700	-	951,561
Increase in interest payable	89,309	49,700	469,884
Net Cash Provided by (Used In) Operating Activities	3,671	(345,039)	(2,519,915)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(11,717)
Acquisition of assets	-	-	(500,000)
(Increase) decrease in interest receivable - related party	(3,454)	19,217	(6,795)
Issuance of note receivable - related party	-	(83,372)	(1,138,057)
Payments on note receivable - related party	-	-	974,228
Net Cash Used In Investing Activities	(3,454)	(64,155)	(682,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on financing costs	-	(75,000)	(242,000)
Proceeds from issuance of convertible notes payable	-	750,000	3,480,500
Repayments of convertible notes payable	-	-	(35,500)
Net Cash Provided By Financing Activities	-	675,000	3,203,000

Net increase in cash	217	265,806	744

Cash - Beginning of Period	527	25,878	-

Cash - End of Period	$744	$291,684	$744

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-	$-
Interest	$-	$-	$-

Non-Cash Transactions:
Assumption of accrued expenses in reverse merger	$-	$-	$1,207
Assumption of due to/from related party in reverse merger	$-	$-	$23,263

Assets acquired in asset acquisition:
Inventory	$-	$-	$223,000
Fixed assets	-	-	264,000
Intangible assets	-	-	13,000
Cash paid for asset acquisition	$-	$-	$500,000

See accompanying notes to consolidated financial statements

AntriaBio, Inc.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
September 30, 2013
(Unaudited)

Note 1 Nature of Operations

These financial statements represent the consolidated financial statements of AntriaBio, Inc. (“AntriaBio”), formerly known as Fits My Style, Inc., and its wholly owned operating subsidiary, AntriaBio Delaware, Inc. (“Antria Delaware”).   AntriaBio and Antria Delaware are collectively referred to herein as the “Company”.  The Company is a development stage company in which the strategy is to develop sustained release products for the diabetes market.

On January 31, 2013, AntriaBio, a public company, acquired Antria Delaware pursuant to a share exchange agreement in which the existing stockholders of Antria Delaware exchanged all of their issued and outstanding shares of common stock of Antria Delaware for 35,284,000 shares of common stock of AntriaBio (the “Reverse Merger”).  After the consummation of the Reverse Merger, stockholders of Antria Delaware own 88.2% of AntriaBio’s outstanding common stock.

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed on September 11, 2013, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended June 30, 2013.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended September 30, 2013 are not necessarily indicative of results for the full fiscal year.

Development Stage

The Company's consolidated financial statements are presented as those of a development stage enterprise.  Activities during the development stage primarily include equity based financing and the development of the business plan.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. Such estimates and assumptions impact, among others, the following: estimated useful lives and potential impairment of intangible assets, the fair value of share-based payments, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing and expected future operating losses.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization.   The fixed assets primarily consist of lab and manufacturing equipment.   Depreciation is computed using the straight-line method over the estimated useful lives.  The fixed assets have not been placed into service as of September 30, 2013 as they are being stored until a lab facility has been established at which time the assets can be installed and placed into service.   As the assets have not been placed into service they have not begun depreciating.

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

⋅	Level 1: Quoted prices for identical assets and liabilities in active markets;
⋅
Level 2: Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

⋅	Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The carrying amounts of financial instruments including cash, notes receivable – related party, due from related parties, and notes payable approximated fair value as of September 30, 2013 and June 30, 2013 due to the relatively short maturity of the respective instruments. The warrant derivative liability recorded as of September 30, 2013 and June 30, 2013 is recorded at an estimated fair value based on a Black-Scholes pricing model.  The warrant derivative liability is a level 3 fair value instrument.  See significant assumptions in Note 8.  The following table sets forth a reconciliation of changes in the fair value of financial instruments classified as level 3 in the fair value hierarchy:

Balance as of June 30, 2013	$(157,761)
Total unrealized gains:
Included in earnings	42,735
Balance as of September 30, 2013	$(115,026)

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Note 3 Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $819,531, net cash provided by operations of $3,671 for the three months ended September 30, 2013, a working capital deficit of $5,103,961, a stockholders’ deficit of $4,816,425 and a deficit accumulated during the development stage of $8,836,001 at September 30, 2013.  In addition, the Company is in the development stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects that its current cash resources as well as expected lack of operating cash flows will not be sufficient to sustain operations for a period greater than one year.

The ability of the Company to continue its operations is dependent on the ability of the Company to raise equity based financing.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 Acquisition of Assets

On January 30, 2013, the Company closed on an asset purchase agreement with the Chapter 7 Estate of PR Pharmaceuticals, Inc. (PRP).   Pursuant to the agreement, the Company acquired certain tangible and intangible assets in exchange for $400,000 in cash plus an initial deposit of $100,000 paid to the Chapter 11 Trustee of PRP which is included in the purchase price, plus contingent consideration up to a maximum amount of $44,000,000.

As the purchase was treated as an asset acquisition, the value assigned for the assets acquired was based on the estimated fair value of the assets and liabilities.  The allocation of the price paid in cash is as follows:

Material inventory	$223,000
Fixed assets	264,000
Intangible assets	13,000
$500,000

The contingent consideration is payable in the following amounts, upon the occurrence of the following events:
⋅
Two million dollars ($2,000,000) related to the initiation of Phase 2b clinical studies for a multi-day injectable insulin, payable 30 days after the first dosing of a patient in a formal Phase 2b clinical study;

⋅	Two million dollars ($2,000,000) to be paid within 30 days after the exclusive license of the multi-day injectable insulin in the United States to a commercial pharmaceutical company.

9

⋅
Five million dollars ($5,000,000) after the initiation of Phase 3 clinical studies for the multi-day injectable insulin by the Company or a licensee of the Company, payable 30 days after the first dosing of a patient in a formal Phase 3 clinical study.

⋅
Ten million dollars ($10,000,000) upon the approval by the FDA or EMEA to allow the marketing and sales of the multi-day injectable insulin by the Company or a licensee of the Company, payable 30 days after the receipt of the approval letter or notice from the FDA or EMEA.

⋅
Twenty five million dollars ($25,000,000) if the twelve month cumulative sales of the multi-day injectable insulin by the Company or a licensee of the Company reaches five hundred million dollars ($500,000,000) in any given twelve consecutive month period, so long as such period occurs during the life of the patents included in the purchased assets, payable 90 days after the twelfth month in which sales equaled or exceeded five hundred million dollars.

All contingent consideration events must occur within five years of the closing of the asset purchase agreement.  If an event is not reached within five years, no remaining contingent consideration would be required to be paid.   No contingent events have occurred through the report date.

Note 5 Related Party Transactions

Effective September 1, 2011, the Company issued a $1,000,000 line of credit to a related party, which has common ownership with the Company.  The line of credit was issued in order for the Company to obtain a higher interest rate on excess cash.  The balance due on the line of credit as of September 30, 2013 and June 30, 2013 was $163,829 and $163,829, respectively, plus accrued interest of $6,795 and $3,341, respectively.    The line of credit bears interest equal to the lower of 10%, or the Wall Street Journal Prime Rate (3.25% at September 30, 2013), plus 5%.   The interest rate at September 30, 2013 was 8.25%.  The line of credit matured on August 31, 2012 and the Company has no further obligations to fund the credit line.  A late charge of 5% of the outstanding balance was charged on the line of credit on December 31, 2012.  The line of credit is secured by one million shares of the related party’s common stock.  As of September 30, 2013, there was no allowance for note loss recorded on the receivable.

During the three months ended September 30, 2013, the Company incurred consulting expenses of $81,274 and professional expenses of $25,500, for services performed by related parties of the Company and included in the statements of operations.  As of September 30, 2013 and June 30, 2013, $953,701 and $807,001, respectively, of related party expenses are recorded in accounts payable and accrued expenses – related party.

During the three months ended September 30, 2012, the Company incurred consulting expenses of $92,651 and professional expenses of $48,000, for services performed by related parties of the Company and included in the statements of operations.

As of September 30, 2013 and June 30, 2013, the due from related party was $60,919 and $183,346, respectively, for expenses paid on behalf of related parties.  As of September 30, 2013, $34,072 of the due from related party balance is amounts due from a company owned by the Chairman of the Board on a non-interest bearing basis.   On November 8, 2013, the Board of Directors ratified the amount lent to the company owned by the Chairman of the Board with a repayment term of six months.

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

2011 Notes (See (B) below.) – During June 2011, the Company issued 8% convertible notes via Private Placement Memorandum (“PPM”).  The PPM authorizes the issuance of up to $2,000,000 of convertible notes for which principal and interest is due one year after date of issuance.  Pursuant to the terms of the PPM, upon an offering by the Company of common stock totaling at least $5 million (a “Qualified Offering”) the notes will automatically and on a mandatory basis convert (the “Mandatory Conversion”) into common shares of the Company and the right to receive warrants. On the date of closing of a Qualified Financing of common shares, the Notes will convert into common shares of the Company at a price equal to 65% of the price per common share of the Qualified Financing (the “Mandatory Conversion Price”), subject to a maximum conversion pre-money valuation of $20 million, and the right to receive Warrants. The conversion will include the face amount of the Notes and include any accrued and unpaid interest. For each common share received as a result of the Mandatory Conversion, the Investor will receive one (1) warrant to purchase one (1) common share of the Company at an exercise price equal to 135% of the price per common share at which the Notes are converted pursuant to the Mandatory Conversion. The warrants will be exercisable at any time for a period of five years from the date of the Qualified Offering.

2011 Notes (See (C) below) – In September 2011, the Company amended its 2011 PPM (above) to remove the mandatory conversion feature and to permit conversion of the Notes at the option of the lender.  The remaining terms remain essentially the same as the 2011 Notes described above.

On July 1, 2012, the Company amended its June 15, 2011 PPM on its twelve month, 8% convertible notes to issue up to an additional $2,000,000 in convertible notes and to extend it offering termination date to October 1, 2012.  In addition, the amended PPM changes the definition of a “Qualified Financing” from $5 million to $2.5 million.  On the maturity date of the convertible notes, or the closing of a Sale of the Company, whichever occurs first, the lenders are permitted an elective conversion option to convert the outstanding principal and interest on the convertible notes at the lower of 65% of the price per share of common stock in the Qualified Financing or 65% of the common stock price using a pre-money valuation of the Company of $20 million.   With each share of common stock received, the investor will also receive a warrant to purchase two shares of common stock at 135% of the price per common stock at the time the note was converted.  The Company reserved the right to withdraw the offering at any time.

2012 Notes (See (D) below) - In December 2012, the Company amended its PPM on its twelve month, 8% convertible notes to issue up to an additional $1,000,000 in convertible notes and to extend the offering termination to December 31, 2012.   On the date of a Qualified Financing, the lenders are permitted an elective conversion option to convert the outstanding principal and interest at the lower of 50% of the price per share of common stock in the Qualified Financing or $0.75 per share.   With each share of common stock received, the investor will also receive a warrant to purchase one share of common stock at 150% of the price per common stock at the time the note was converted.

The convertible notes outstanding as of September 30, 2013 and June 30, 2013 are:

2010 Notes (A)	$562,500
2011 Notes (B)	645,000
2011 Notes (C)	1,700,000
2012 Notes (D)	825,000
Balance at September 30, 2013 and June 30, 2013	$3,732,500

The notes originated at various dates from April 2010 through January 2013 and mature at various dates from February 2012 to January 2014.

As of September 30, 2013, $2,907,500 of the convertible notes matured and payments were due. The convertible notes were not repaid and are accruing interest at a rate of 8% for the 2010 Notes that had matured and 12% for the 2011 Notes that had matured.

Note 7 Shareholders’ Equity (Deficit)

Prior to the Reverse Merger, Antria Delaware had 90,000,000 common stock authorized at a par value of $0.00001 and 10,000,000 preferred stock shares authorized at a par value of $0.01.

The Company issued no shares of common or preferred stock during the three month period ended September 30, 2013.  The Company has not declared or paid any dividends or returned any capital to shareholders as of September 30, 2013.  On July 3, 2012 the Company issued warrants to a placement agent to purchase 1,400,000 shares of common stock from the date of issuance through five years when the warrants expire. On August 15, 2012 the Company issued warrants to two placement agents to purchase up to 248,542 shares of common stock from the date of issuance through five years when the warrants expire.  On February 2, 2013, the Company issued warrants to a placement agent to purchase up to 110,000 shares of common stock from the date of issuance through five years when the warrants expire.

Equity Incentive Plan - The Company granted 9,050,000 stock options to four officers and/or directors of the Company and to two contractors of the Company.

Note 8 Stock-Based Compensation

Options -   AntriaBio adopted individual stock option plans in January 2013 for four officers and/or directors of the Company.   The stock option plans granted 9,000,000 option shares with an exercise price of $0.75 per share.  Options to purchase 4,916,667 shares vested immediately, options to purchase 3,250,000 shares vest monthly over 3 years and 833,333 shares vested on May 31, 2013.

In June 2013, AntriaBio adopted individual stock option plans for two consultants of the Company.  The stock option plans granted 50,000 shares with an exercise price of $0.75 per share.  Options to purchase 12,500 shares vested immediately with the remaining shares vesting at various dates through October 2014.

AntriaBio has computed the fair value of all options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. AntriaBio estimated a volatility factor utilizing a comparable published volatility of a peer company. Due to the small number of option holders and all options being to officers and/or directors, AntriaBio has estimated a forfeiture rate of zero. AntriaBio estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk- free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. No options have been granted during the three months ended September 30, 2013.

Stock option activity is as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding, June 30, 2012	-	$-	-
Granted	9,050,000	$0.75
Outstanding, June 30, 2013	9,050,000	$0.75	4.6
Outstanding, September 30, 2013	9,050,000	$0.75	4.3

Exercisable at September 30, 2013	6,490,974	$0.75	4.3

Stock-based compensation expense related to the fair value of stock options was included in the statement of operations as payroll expense of $165,318 for the three months ended September 30, 2013.  The unrecognized stock-based compensation expense at September 30, 2013 is $1,517,077. AntriaBio determined the fair value as of the date of grant using the Black-Scholes option pricing method and expenses the fair value ratably over the vesting period.

Warrants- AntriaBio issued warrants to agents in conjunction with the closing of its convertible notes payable as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding, June 30, 2012	-	$-	-
Warrants issued to placement agents	248,542	$0.33
Warrants issued to placement agent	1,400,000	$-
Warrants issued to placement agent	110,000	$0.85
Outstanding, June 30, 2013	1,758,542	$0.31	4.1
Outstanding, September 30, 2013	1,758,542	$0.31	3.9

The Company issued warrants to purchase 248,542 shares of common stock at a price of $0.33 per share, exercisable from August 2012 through August 2017 in connection with the closing of the issuance of convertible notes on specific PPMs.  The Company issued a warrant to purchase 1,400,000 shares of common stock at a price to be determined at a qualified financing, exercisable from August 2012 through August 2017 in connection with the closing of the issuance of over one million dollars in convertible notes.  The Company issued warrants to purchase 110,000 shares of common stock at a price of $0.85 per share, exercisable from February 2013 through February 2018 in connection with the closing of the issuance of convertible notes on specific PPMs.  No warrants were issued during the three months ended September 30, 2013.

The warrants for the 248,542 and 1,400,000 shares of common stock are accounted for under liability accounting and are fair valued at each reporting period. The warrants to purchase 248,542 shares value as of September 30, 2013 and June 30, 2013 was $115,026 and $157,761, respectively and is recorded as a liability on the consolidated balance sheets with the fair value adjustment recorded as derivative expense on the consolidated statements of operations. The value of the warrants to purchase 1,400,000 shares cannot be determined until a qualified financing occurs. The warrants for the 110,000 shares of common stock are accounted for under equity treatment and fair valued as of the date of issuance. The fair value of the warrants was valued at $191,126 and recorded as additional paid-in-capital and deferred financing fees. The deferred financing fees are being amortized over the term of the notes associated with the warrants.

These warrants were valued using the Black-Scholes option pricing model on the date of issuance. In order to calculate the fair value of the warrants, certain assumptions were made regarding components of the model, including the closing price of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and expected life. Changes to the assumptions could cause significant adjustments to valuation. AntriaBio estimated a volatility factor utilizing a comparable published volatility of a peer company. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.  The Black-Scholes valuation methodology was used because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions were as follows:

Expected volatility	100% - 111%
Risk free interest rate	0.88% - 1.41%
Expected term (years)	3.9 - 5
Dividend yield	0%

Note 9 Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes.

In the first quarter of 2014, the Company did not record any income tax provision due to continuing and expected future losses and full valuation allowance on its deferred tax assets.

Note 10 Commitments and Contingencies

Employment Agreements - The Company entered into employment agreements with the officers of the Company.

On April 1, 2012, the Company entered into an employment agreement with its Executive Chairman. This agreement provides for a limited initial salary of $250,000. This salary is raised to the base salary of $325,000 when the Company raises an aggregate of five million dollars in financing. In addition to the salary, the Executive Chairman is entitled to an annual performance bonus equal to 30% of his base salary beginning in calendar 2013 based on criteria set by the Board of Directors in its sole discretion. The agreement also provides for stock options to purchase 5% of the shares of common stock of the Company calculated on a fully diluted basis, assuming conversion of all exercisable and convertible securities, at an exercise price equal to the fair value of these shares on the date of grant. These options vested 50% on December 31, 2012 and the remaining shares vest equally over the following thirty-six months of service. Termination benefits for base salary and certain other benefits are provided for a period of up to twelve months.

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

Advisory Agreement - On July 2, 2012, the Company entered into an advisory agreement whereby the Company receives services including, but not limited to finance and strategy, clinical design, project management and portfolio assessment. The Company agreed to pay a monthly retainer in the amount of $9,000 per month to cover general and administrative matters plus an hour fee ranging from $100 to $700 per hour for additional services provided.

Consulting Agreement - On July 1, 2012, the Company entered into a consulting agreement whereby the Company received services including, but not limited to, serving on the board of directors as lead independent director, assisting in efforts to obtain funding and assisting in business development. The Company agreed to pay a monthly retainer of $9,000 per month for these services.

Legal Matters - From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest.

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

Overview, Background and Recent Developments

On January 31, 2013, AntriaBio acquired Antria Delaware pursuant to a share exchange in which AntriaBio acquired all of the issued and outstanding shares of common stock of Antria Delaware from the stockholders of Antria Delaware in exchange for 35,284,000 shares of common stock of AntriaBio (the “Reverse Merger”).  As a result of the Reverse Merger, Antria Delaware became a wholly owned subsidiary of AntriaBio.  For accounting purposes, the Reverse Merger was treated as a reverse acquisition with Antria Delaware as the acquirer and AntriaBio as the acquired party.   As a result, the business and financial information included in the report is the business and financial information of Antria Delaware.  The accumulated deficit of AntriaBio has been included in additional paid-in-capital.  Pro-forma information has not been presented as the financial information of AntriaBio was insignificant.

Antria Delaware was formed as a Delaware corporation in March 2010 under the name “AntriaBio, Inc.” As a condition precedent to the Reverse Merger, Antria Delaware agreed to change its name from “AntriaBio, Inc.” to “AntriaBio Delaware, Inc.”  On January 3, 2013, Antria Delaware filed an amendment to its certificate of incorporation with an effective date of January 10, 2013 to change its name from “AntriaBio, Inc.” to “AntriaBio Delaware, Inc.”

Antria Delaware was formed with the express purpose of acquiring the assets of PR Pharmaceuticals, Inc. (“PRP”). PRP was a company that developed proprietary technology to be used with active pharmaceutical ingredients to create sustained release injectable formulations. On October 5, 2012, Antria Delaware entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) to acquire all of PRP’s operating and intellectual property assets including, but not limited to, program data and materials, associated inventory, equipment, lab notebooks, patents, patent applications, technology and know-how, electronic data, and regulatory filings/correspondence related to development programs (the “Asset Purchase”).  On January 31, 2013, the Asset Purchase closed and upon closing, PRP’s lead product candidate, a potential once-a-week basal insulin injection for the diabetes market, became our lead product candidate (AB101). Our strategy is to develop AB101 and other products for the diabetes market using our proprietary sustained release formulation capabilities with known pharmaceutical agents and United States Food and Drug Administration (“FDA”) approved delivery technologies. We believe that this strategy increases the probability of technical success while reducing safety concerns, approval risks and development costs. We also believe that our approach can result in differentiated, patent-protected products that provide significant benefits to patients and physicians.

Plan of Operation

Since our inception, we have been focused on raising capital to fund our initial operations and the acquisition of the PRP assets. Now that the acquisition is complete, we plan on executing on our plans to study AB101 in the clinic and develop our product pipeline. Our objective is to demonstrate that AB101 is noninferior to Lantus in terms of safety and efficacy. As a precursor to clinical studies, in 2014 we will study the pharmacokinetics and pharmacodynamics of AB101 in two animal species. We are currently making preparations to fill and finish preclinical AB101 material that was preserved and acquired from PRP. While we believe that the material should be sufficient both in terms of quality and quantity, to the extent that we determine that the existing material is lacking, we will have to produce new AB101 supplies which will delay our studies by as much as 12-18 months. Further, we believe that we have enough AB101 clinical material to support our Phase 1 through early Phase 2 trials, but we anticipate needing additional material to finalize our Phase 2 study. In 2014 we plan on making new supplies of AB101 clinical material to support the Phase 2 study and follow-on studies.

If our preclinical studies are successful, we will conduct two clinical trials outside the US in approximately 40 patients to determine the safety, dose and indications of efficacy of AB101. Our first clinical trial will be a Phase 1 single ascending dose safety/pharmacokinetics/pharmacodynamics study in 10-20 patients with Type 1 diabetes.  We have engaged a contract research organization to conduct this study in Russia.  In a dose escalating design, individuals will receive a single dose of subcutaneously injected AB101. The primary outcome is the presence of hyperglycemic episodes, if any. We plan to initiate this study in 2nd half of calendar year 2014 and have final results by the end of 4th quarter of calendar year 2014. Our second study will be a Phase 2, trial in approximately 20 Type 1 diabetes patients to compare the glucose-lowering effect of AB101 with that of Lantus. We plan on initiating this study in 4th quarter of calendar year 2014 and have final results by the end of 2nd quarter of calendar year 2015. Following these successful initial trials, we plan to bring the following plans to completion through FDA approval.

We believe that a critical milestone for the Company is demonstrating that AB101 is safe and efficacious in the initial Phase 1 and 2 studies. On the basis of these trials, we believe that we will have an opportunity to explore strategic relationships with third parties which, among other things, may provide us with a source of financing and augment our capabilities.

While we have preclinical and clinical plans for AB101 as well as plans to develop other product opportunities, we currently do not have sufficient cash to carry out these studies and other Company objectives. We believe that we need to raise as much as $30 million to fund our development and clinical activities through the completion of the initial Phase 1 AB101 study in the U.S. We anticipate raising up to $15 million this year and potentially another $15 million in late 2014 or early 2015 and we are beginning our efforts by targeting a $12 million raise as soon as possible. These funds will allow us to commence our preclinical and clinical efforts and to enter into a lease for manufacturing/research and development facility in Colorado where we anticipate making certain leasehold improvements including the addition of a cGMP asceptic suite for clinical materials. We currently anticipate spending approximately six million dollars through 2014 for clinical materials and studies through Phase 2. We also anticipate that during this same period, we will hire 40-50 individuals and spend approximately ten million dollars on salaries/benefits, rent and general and administrative matters.

Significant Accounting Policies and Estimates

The discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the Company evaluates its estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the Company does not believe such differences will materially affect our financial position or results of operations.

Results of Operations

For Three Months Ended September 30, 2013 and 2012

Results of operations for the three months ended September 30, 2013 (the “2014 quarter”) and the three months ended September 30, 2012 (the “2013 quarter”) reflected losses of $819,531 and $630,850, respectively. These losses include charges related to stock-based compensation of $165,318 in the 2014 quarter and none in the 2013 quarter.

Revenues

We are a development stage entity and have not generated any revenues since inception.

Expenses

Consulting expenses were approximately $81,000 in the 2014 quarter compared to $118,000 in the 2013 quarter.   The decrease is primarily due to the higher consulting fees that were paid to a related party for consulting fees for assisting in setting up the Company during the 2013 quarter.

Payroll expenses were approximately $358,000 in the 2014 quarter compared to $201,000 in the 2013 quarter.  The increase is due to the stock-based compensation in the 2014 quarter for stock options that were granted in January and June 2013.

Professional fees were approximately $166,000 in the 2014 quarter compared to $154,000 in the 2013 quarter.  Professional fees consist primarily of legal, audit and accounting costs, costs related to public company compliance costs, and consulting related to capital formation.  The increase is due to the additional compliance costs being incurred.

General and administrative costs were approximately $19,000 in the 2014 quarter compared to $5,000 in the 2013 quarter.  The increase in the 2014 quarter is primarily due to increases in maintaining the website as well as an increase in investor relations costs being incurred.

Liquidity and Capital Resources

We currently have minimal cash on hand. We anticipate raising capital in the near term to fund our ongoing operations including hiring additional personnel, leasing a manufacturing facility, acquiring certain equipment and commencing clinical trials. To fund our operations, we have outstanding bridge loan notes and convertible notes (collectively, the “Convertible Notes”) issued pursuant to private placements conducted by Antria Delaware between 2010 and 2013. The Convertible Notes have an aggregate outstanding principal amount of $3,732,500. The interest rate on the Convertible Notes is between 8% and 12% and each note is convertible into common shares of AntriaBio upon a qualified financing. $2,907,500 of the Convertible Notes have matured and are payable on demand. The remaining Convertible Notes remain outstanding and mature at various dates through the first quarter of 2014. We have not received any demand for the payment under the Convertible Notes.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

We had no off-balance sheet transactions.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCUSSION ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer and our principal accounting officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation and the material weakness described below, our management concluded that we did not maintain effective disclosure controls and procedures as of  September 30, 2013 in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that it is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management has identified control deficiencies regarding a lack of segregation of duties, and a need for a stronger internal control environment. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate disclosure controls.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Certain factors exist which may affect the Company’s business and could cause actual results to differ materially from those expressed in any forward-looking statements.  The Company has not experienced any material changes from those risk factors as previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 11, 2013 (the “Form 10-K”).

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements, tagged as blocks of text.**

*Filed herewith
**Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES
In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTRIABIO, INC.

By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer
(Principal Executive Officer
and Principal Financial and Accounting Officer)

Date:	November 12, 2013

