Form 10-Q
period 2013-12-31
AntriaBio, Inc.
filed 2014-02-13
CIK 1509261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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

Number of shares of issuer’s common stock outstanding as of February 12, 2014: 40,000,000

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION	2

ITEM 1. FINANCIAL STATEMENTS (unaudited)	2

Consolidated Balance Sheets – December 31, 2013 and June 30, 2013	2

Consolidated Statements of Operations - Three and six months ended December 31, 2013 and 2012, and from March 24, 2010 (inception) to December 31, 2013	3

Consolidated Statements of Stockholders’ Deficit - From March 24, 2010 (inception) to December 31, 2013	4

Consolidated Statements of Cash Flows - Six months ended December 31, 2013 and 2012, and from March 24, 2010 (inception) to December 31, 2013	5

Notes to Consolidated Financial Statements	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCUSSION ABOUT MARKET RISK	20
ITEM 4. CONTROLS AND PROCEDURES	20

PART II – OTHER INFORMATION	21

ITEM 1. LEGAL PROCEEDINGS	21
ITEM 1A. RISK FACTORS	21
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	21
ITEM 4. MINE SAFETY DISCLOSURE	21
ITEM 5. OTHER INFORMATION	21
ITEM 6. EXHIBITS	21

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

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as otherwise required by applicable law.

AntriaBio, Inc.
(A Development Stage Company)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Consolidated Balance Sheets

	December 31, 2013	June 30, 2013
	(Unaudited)
Assets

Current assets
Cash	$1,144,792	$527
Note receivable - related party	163,829	163,829
Interest receivable - related party	10,174	3,341
Inventory	223,000	223,000
Due from related party	165,023	183,346
Deferred financing, net	138,393	146,037
Other current assets	13,969	95,469
Total current assets	1,859,180	815,549

Non-current assets
Fixed assets, idle	275,717	275,717
Intangibile assets, net	10,933	12,705
Total non-current assets	286,650	288,422

Total Assets	$2,145,830	$1,103,971

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$477,496	$188,346
Accounts payable and accrued expenses - related party	1,068,206	807,001
Convertible notes payable	3,497,136	3,732,500
Note payable - related party	234,700	-
Interest payable	601,459	380,575
Warrant derivative liability	663,582	157,761
Total current liabilities	6,542,579	5,266,183

Commitments and Contingencies (Note 10)

Stockholders' deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 40,000,000 shares issued and outstanding, December 31, 2013 and June 30, 2013	40,000	40,000
Additional paid-in capital	6,217,894	3,814,258
Deficit accumulated during the development stage	(10,654,643)	(8,016,470)
Total stockholders' deficit	(4,396,749)	(4,162,212)

Total Liabilities and Stockholders' Deficit	$2,145,830	$1,103,971

See accompanying notes to consolidated financial statements

AntriaBio, Inc.
(A Development Stage Company)

Consolidated Statements of Operations

	Three Months		Six Months		From March 24, 2010
	Ended December 31,		Ended December 31,		(Inception) to
	2013	2012	2013	2012	December 31, 2013
	(Unaudited)		(Unaudited)		(Unaudited)
Operating expenses
Consulting fees	$80,751	$110,514	$162,025	$228,155	$1,062,529
Compensation and benefits	411,879	193,306	770,332	393,872	5,406,209
Research and development	-	-	-	-	3,494
Insurance	44,264	4,375	89,077	8,616	207,947
Professional fees	76,968	138,471	242,617	292,879	1,045,560
Rent	25,887	18,531	38,749	34,323	170,701
Travel	1,941	11,630	7,396	55,211	246,529
Amortization	886	-	1,772	-	2,067
General and administrative	7,542	23,238	39,053	29,892	172,121
Total operating expenses	650,118	500,065	1,351,021	1,042,948	8,317,157

Loss from operations	(650,118)	(500,065)	(1,351,021)	(1,042,948)	(8,317,157)

Other income (expense)
Interest income	3,379	71,972	6,833	88,902	144,424
Interest expense	(623,347)	(109,421)	(788,164)	(214,319)	(1,818,328)
Derivative expense	(548,556)	-	(505,821)	-	(663,582)
Total other income (expense)	(1,168,524)	(37,449)	(1,287,152)	(125,417)	(2,337,486)

Net loss	$(1,818,642)	$(537,514)	$(2,638,173)	$(1,168,365)	$(10,654,643)

Net loss per common share - basic and diluted	$(0.05)	$(0.02)	$(0.07)	$(0.03)	$(0.29)

Weighted average number of common shares outstanding - basic and diluted	40,000,000	35,284,000	40,000,000	35,284,000	36,415,569

See accompanying notes to consolidated financial statements

AntriaBio, Inc.
(A Development Stage Company)

Consolidated Statement of Stockholders' Deficit
From March 24, 2010 (Inception) to December 31, 2013 (Unaudited)

					Deficit
					Accumulated
			Common	Additional	During the	Total
	Common Stock, $0.001 Par Value		Stock	Paid-in	Development	Stockholders'
	Shares	Amount	Subscribed	Capital	Stage	Equity (Deficit)

Balance at March 10, 2010 (Inception)	-	$-	$-	$100	$-	$100

Issuance of common stock	35,284,000	35,284	(35,284)	-	-	-

Net loss for the period from March 24, 2010 (Inception) to June 30, 2011	-	-	-	-	(505,630)	(505,630)

Balance at June 30, 2011	35,284,000	35,284	(35,284)	100	(505,630)	(505,530)

Net loss for the year ended June 30, 2012	-	-	-	-	(783,383)	(783,383)

Balance at June 30, 2012	35,284,000	35,284	(35,284)	100	(1,289,013)	(1,288,913)

Stock-based compensation	-	-	-	3,687,502	-	3,687,502

Warrant expense	-	-	-	191,126	-	191,126

Conversion of equity in reverse merger acquisition	4,716,000	4,716	35,284	(64,470)	-	(24,470)

Net loss for the year ended June 30, 2013	-	-	-	-	(6,727,457)	(6,727,457)

Balance at June 30, 2013	40,000,000	40,000	-	3,814,258	(8,016,470)	(4,162,212)

Stock-based compensation (Unaudited)	-	-	-	330,636	-	330,636

Beneficial conversion feature (Unaudited)	-	-	-	1,883,708	-	1,883,708

Warrant expense (Unaudited)	-	-	-	189,292	-	189,292

Net loss for the six months ended December 31, 2013 (Unaudited)	-	-	-	-	(2,638,173)	(2,638,173)

Balance at December 31, 2013 (Unaudited)	40,000,000	$40,000	$-	$6,217,894	$(10,654,643)	$(4,396,749)

See accompanying notes to consolidated financial statements

AntriaBio, Inc.
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months		From March 24, 2010
	Ended December 31,		(Inception) to
	2013	2012	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,638,173)	$(1,168,365)	$(10,654,643)
Amortization of notes payable discount	417,636	17,029	705,136
Amortization of deferred financing costs	149,644	87,429	511,733
Amortization of intangible asset	1,772	-	2,067
Stock-based compensation expense	330,636	-	4,018,138
Derivative expense	505,821	-	663,582
Changes in operating assets and liabilities:
(Increase) decrease in other assets	81,500	(120,000)	(88,969)
(Increase) decrease in due from related parties	18,323	(15,868)	(188,286)
Increase in accounts payable and accrued expenses	289,150	346,366	478,529
Increase in accounts payable and accrued expenses - related party	261,205	-	1,066,066
Increase in interest payable	220,884	109,861	601,459
Net Cash Used In Operating Activities	(361,602)	(743,548)	(2,885,188)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(11,717)
Acquisition of assets	-	-	(500,000)
(Increase) decrease in interest receivable - related party	(6,833)	723	(10,174)
Issuance of note receivable - related party	-	(283,128)	(1,138,057)
Payments on note receivable - related party	-	23,378	974,228
Net Cash Used In Investing Activities	(6,833)	(259,027)	(685,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of financing costs	(142,000)	(145,000)	(384,000)
Proceeds from issuance of convertible notes payable	1,420,000	1,450,000	4,900,500
Repayments of convertible notes payable	-	-	(35,500)
Proceeds from issuance of notes payable - related party	234,700	-	234,700
Net Cash Provided By Financing Activities	1,512,700	1,305,000	4,715,700

Net increase in cash	1,144,265	302,425	1,144,792

Cash - Beginning of Period	527	25,878	-

Cash - End of Period	$1,144,792	$328,303	$1,144,792

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-	$-
Interest	$-	$-	$-

Non-Cash Transactions:
Assumption of accrued expenses in reverse merger	$-	$-	$1,207
Assumption of due to/from related party in reverse merger	$-	$-	$23,263

Assets acquired in asset acquisition:
Inventory	$-	$-	$223,000
Fixed assets	-	-	264,000
Intangible assets	-	-	13,000
Cash paid for asset acquisition	$-	$-	$500,000

See accompanying notes to consolidated financial statements

AntriaBio, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
December 31, 2013
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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended December 31, 2013 are not necessarily indicative of results for the full fiscal year.

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

Fixed Assets, idle

Fixed assets are carried at cost less accumulated depreciation and amortization. The fixed assets primarily consist of lab and manufacturing equipment.  Depreciation is computed using the straight-line method over the estimated useful lives.  The fixed assets have not been placed in service as of December 31, 2013 as they are being stored until a lab facility has been established at which time the assets can be installed and placed in service. As the assets have not been placed into service they have not begun depreciating.

Beneficial Conversion Feature of Convertible Notes Payable

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

The BCF of a convertible note is measured by allocating a portion of the note's proceeds to the warrants, if applicable, and as a discount on the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid-in-capital.  The value of the proceeds received from a convertible note is then allocated between the conversion features and warrants and the debt on an allocated fair value basis. The allocated fair value is recorded in the financial statements as a debt discount (premium) from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is charged to interest expense.

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

The carrying amounts of financial instruments including cash, notes receivable – related party, due from related parties, and notes payable approximated fair value as of December 31, 2013 and June 30, 2013 due to the relatively short maturity of the respective instruments. The warrant derivative liability recorded as of December 31, 2013 and June 30, 2013 is recorded at an estimated fair value based on a Black-Scholes pricing model.  The warrant derivative liability is a level 3 fair value instrument.  See significant assumptions in Note 8.  The following table sets forth a reconciliation of changes in the fair value of financial instruments classified as level 3 in the fair value hierarchy:

Balance as of June 30, 2013	$(157,761)
Total unrealized gains (losses):
Included in earnings	(505,821)
Balance as of December 31, 2013	$(663,582)

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $2,638,173 and net cash used in operations of $361,602 for the six months ended December 31, 2013, and a working capital deficit of $4,683,399 and stockholders’ deficit of $4,396,749 and a deficit accumulated during the development stage of $10,654,643 at December 31, 2013.  In addition, the Company is in the development stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects that its current cash resources as well as expected lack of operating cash flows will not be sufficient to sustain operations for a period greater than one year.

AntriaBio, Inc. and Subsidiary
(A Development Stage Company)

Notes to Consolidated Financial Statements - Continued

The ability of the Company to continue its operations is dependent on Management's plans, which include continuing to raise equity and debt based financing.

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

AntriaBio, Inc. and Subsidiary
(A Development Stage Company)

Notes to Consolidated Financial Statements - Continued

Note 5 Related Party Transactions

Effective September 1, 2011, the Company issued a $1,000,000 line of credit to a related party, which has common ownership with the Company.  The line of credit was issued in order for the Company to obtain a higher interest rate on excess cash.  The balance due on the line of credit as of December 31, 2013 and June 30, 2013 was $163,829 and $163,829, respectively, plus accrued interest of $10,174 and $3,341, respectively.  The line of credit bears interest equal to the lower of 10%, or the Wall Street Journal Prime Rate (3.25% at December 31, 2013) plus 5%.  The interest rate at December 31, 2013 was 8.25%.  The line of credit matured on August 31, 2012 and the Company has no further obligations to fund the credit line.  A late charge of 5% of the outstanding balance was charged on the line of credit on December 31, 2012.  The line of credit is secured by one million shares of the related party’s common stock.  As of December 31, 2013, there was no allowance for note loss recorded on the receivable.

During the three and six months ended December 31, 2013, the Company incurred consulting expenses of $80,401 and $162,025, respectively and professional expenses of $25,500 and $51,000, respectively, for services performed by related parties of the Company and included in the statements of operations.  As of December 31, 2013 and June 30, 2013, $1,068,206 and $807,001, respectively, of related party expenses are recorded in accounts payable and accrued expense – related party.

During the three and six months ended December 31, 2012, the Company incurred consulting expenses of $86,574 and $179,225, respectively, and professional expenses of $40,500 and $88,500, respectively, for services performed by related parties of the Company and included in the statements of operations.

As of December 31, 2013 and June 30, 2013, the due from related party was $165,023 and $183,346 for expenses paid on behalf of related parties.  As of December 31, 2013, $165,023 of the due from related party balance is amounts due from a company owned by a Director of the Company on a non-interest bearing basis.  On January 31, 2014, the Board of Directors ratified the amount lent to the Company owned by the Director with a repayment term of six months.

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

Upon the close of a “Financing”, which means any third party capital investment in the Company, in cash, that is two million, five hundred thousand dollars ($2,500,000) or greater, the outstanding principal balance and at the option of the Lender, the unpaid accrued interest on these convertible notes shall convert in whole into the number of whole shares of common stock obtained by dividing the outstanding principal balance and unpaid accrued interest on these convertible notes at the time of such Financing, by the Conversion Price. The “Conversion Price” under these notes shall initially be 65% of the common share price of the Financing, subject to adjustment as provided herein. If the Company elects to pay the accrued interest on these convertible notes in cash, the accrued interest payment shall be due on the date the principal amount is converted to common stock. These terms were modified as disclosed below.

AntriaBio, Inc. and Subsidiary
(A Development Stage Company)

Notes to Consolidated Financial Statements - Continued

2011 Notes (See (B) below.) – During June 2011, the Company issued 8% convertible notes payable via Private Placement Memorandum (“PPM”).  The PPM offered investors the opportunity to purchase up to $2,000,000 of convertible notes payable for which principal and interest was due one year after date of issuance.  Pursuant to the terms of the PPM, upon an offering by the Company of common stock totalling at least $5 million (a “Qualified Offering”) the notes will automatically and on a mandatory basis convert (the “Mandatory Conversion”) into common shares of the Company and the right to receive warrants. On the date of closing of a Qualified Financing of common shares, the Notes will convert into common shares of the Company at a price equal to 65% of the price per common share of the Qualified Financing (the “Mandatory Conversion Price”), subject to a maximum conversion pre-money valuation of $20 million, and the right to receive Warrants. The conversion will include the face amount of the Notes and include any accrued and unpaid interest. For each common share received as a result of the Mandatory Conversion, the Investor will receive one (1) warrant to purchase one (1) common share of the Company at an exercise price equal to 135% of the price per common share at which the Notes are converted pursuant to the Mandatory Conversion. The warrants will be exercisable at any time for a period of five years from the date of the Qualified Offering. These terms were modified as disclosed below.

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

In the second fiscal quarter, the Company sent letters to the investors in the 2010, 2011 and 2012 notes requesting amendment of their convertible notes payable.  The convertible notes payable were amended to: (i) fix the conversion price of the notes into common stock at $0.25 per share, (ii) require mandatory conversion of principal and interest, and (iii) change the definition of a qualified financing to an equity financing of at least three million dollars.   As of December 31, 2013, $2,932,500 of the convertible notes payable balances outstanding had signed and returned the amendment letter.  Based on the fixed conversion price, the intrinsic value of the beneficial conversion feature of $653,000 was calculated and recorded as a discount to the notes payable.  As of December 31, 2013, $417,636 of the debt discount has been amortized into interest expense.

2013 Notes (See (E) below) – In December 2013, the Company issued 8% convertible promissory notes payable for which principal and interest is due six months after the date of issuance.  Pursuant to the note agreements, if the Company issues equity securities in a transaction resulting in gross proceeds of at least $3 million, the promissory note and accrued interest will automatically convert to common stock at a conversion price of $0.21 per share.  The notes also allow the investor to convert at any time prior to maturity at $0.21 per share at their option.  With the promissory note, the investor will also receive a warrant to purchase common stock equal to one-half of the principal amount of the promissory note.   The warrant will have an exercise price of $0.315 per share and will be exercisable for three years from date of issuance.

AntriaBio, Inc. and Subsidiary
(A Development Stage Company)

Notes to Consolidated Financial Statements - Continued

The value of the proceeds of the notes was allocated to the warrants as discussed in Note 8 and the remaining balance was allocated to the beneficial conversion feature as the intrinsic value of the beneficial conversion feature is greater than the remaining value of the notes.   The discount on the notes is being amortized into interest expense over the remaining life of the notes.

The convertible notes outstanding consisted of:

	December 31, 2013	June 30, 2013

2010 Notes (A)	$562,500	$562,500
2011 Notes (B)	645,000	645,000
2011 Notes (C)	1,700,000	1,700,000
2012 Notes (D)	825,000	825,000
2013 Notes (E)	1,420,000	-
	5,152,500	3,732,500
Discount on 2013 Notes (E)	(1,655,364)	-
	$3,497,136	$3,732,500

The notes originated at various dates from April 2010 through December 2013 and mature at various dates from April 2012 to June 2014.

As of December 31, 2013, $2,012,500 of the convertible notes matured and payments were due.  The convertible notes were not repaid and are accruing interest at a rate of 8% for the 2010 notes and 12% for the 2011 notes that had matured. On January 2, 2014 a payment of $39,303 was paid to one investor for a 2010 Note for their accrued interest and loan fee.  The loan balance remained outstanding.

Note Payable – Related Party – On November 14, 2013, the Company entered into a 14% promissory note with a related party.  The note allows funds to be borrowed until March 1, 2014 up to $250,000.  The note matures on the earlier of November 1, 2014 or when the Company closes on an equity financing of at least $3 million.  The Company is also to issue a warrant for the purchase of one share of common stock for each dollar of principal loaned.  The warrant exercise price will be $1.25 per share and will be exercisable for five years.   As of December 31, 2013, the outstanding balance on the note is $234,700 and the accrued interest is $4,681 as of December 31, 2013.  The warrants have not yet been issued or recorded since the number of warrants to be issued is not yet known.   When issued, the estimated fair value of the warrants will be recorded as a debt discount and amortized to interest expense over the remaining term of the note.

Note 7 Shareholders’ Equity (Deficit)

Prior to the Reverse Merger, Antria Delaware had 90,000,000 common stock authorized at a par value of $0.00001 and 10,000,000 preferred stock shares authorized at a par value of $0.01.

The Company issued no shares of common or preferred stock during the six month period ended December 31, 2013.  The Company has not declared or paid any dividends or returned any capital to shareholders as of December 31, 2013.  On July 3, 2012 the Company issued warrants to a placement agent to purchase 1,400,000 shares of common stock from the date of issuance through five years when the warrants expire. On August 15, 2012 the Company issued warrants to two placement agents to purchase up to 248,542 shares of common stock from the date of issuance through five years when the warrants expire.  On February 2, 2013, the Company issued warrants to a placement agent to purchase up to 110,000 shares of common stock from the date of issuance through five years when the warrants expire.  In December 2013, the Company issued warrants in connection with the convertible notes to purchase up to 710,000 shares of common stock from the date of issuance through three years when the warrants expire.

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

In June 2013, AntriaBio adopted individual stock option plans for two consultants of the Company.  The stock option plans granted 50,000 shares with an exercise price of $0.75 per share.  Option to purchase 12,500 shares vested immediately with the remaining shares vesting at various dates through October 2014.

AntriaBio has computed the fair value of all options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. AntriaBio estimated a volatility factor utilizing a comparable published volatility of a peer company. Due to the small number of option holders and all options being to officers and/or directors, AntriaBio has estimated a forfeiture rate of zero. AntriaBio estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.  No options have been granted during the six months ended December 31, 2013.

Stock option activity is as follows:
		Weighted	Weighted Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding, June 30, 2012	-	$-	-
Granted	9,050,000	$0.75
Outstanding, June 30, 2013	9,050,000	$0.75	4.6
Outstanding, December 31, 2013	9,050,000	$0.75	4.1

Exercisable at December 31, 2013	6,768,058	$0.75	4.1

Stock-based compensation expense related to the fair value of stock options was included in the statement of operations as payroll expense of $165,318 and $330,636 for the three and six months ended December 31, 2013, respectively.  The unrecognized stock-based compensation expense at December 31, 2013 is $1,352,452. AntriaBio determined the fair value as of the date of grant using the Black-Scholes option pricing method and expenses the fair value ratably over the vesting period.

AntriaBio, Inc. and Subsidiary
(A Development Stage Company)

Notes to Consolidated Financial Statements - Continued

Warrants- AntriaBio issued warrants to agents and note holders in conjunction with the closing of its convertible notes payable as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding, June 30, 2012	-	$-	-
Warrants issued to placement agents	248,542	$0.33
Warrants issued to placement agent	1,400,000	$0.25
Warrants issued to placement agent	110,000	$0.85
Outstanding, June 30, 2013	1,758,542	$0.30	4.1
Warrants issued to note holders	710,000	$0.32
Outstanding, December 31, 2013	2,468,542	$0.30	3.4

The Company issued warrants to purchase 248,542 shares of common stock at a price of $0.33 per share, exercisable from August 2012 through August 2017 in connection with the closing of convertible notes payable on specific PPMs.  The Company issued a warrant to purchase 1,400,000 shares of common stock at a price of $0.25 per share, exercisable from August 2012 through August 2017 in connection with the closing of over one million dollars in convertible notes payable.  The Company issued warrants to purchase 110,000 shares of common stock at a price of $0.85 per share, exercisable from February 2013 through February 2018 in connection with the closing of convertible notes payable on specific PPMs.  The Company issued warrants to purchase 710,000 shares of common stock at a price of $0.315 per share, exercisable from December 2013 through December 2016 in connection with the issuance of convertible notes.

The warrants for the 248,542 and 1,400,000 shares of common stock are accounted for under liability accounting and are fair valued at each reporting period. The warrants to purchase 248,542 shares value as of December 31, 2013 and June 30, 2013 was $95,964 and $157,761, respectively and is recorded as a liability on the consolidated balance sheets with the fair value adjustment recorded as derivative expense on the consolidated statements of operations. The value of the warrants to purchase 1,400,000 shares as of December 31, 2013 was $567,155 and was not valued as of June 30, 2013 as the value could not be determined as an exercise price had not yet been fixed.

The warrants for the 110,000 shares of common stock are accounted for under equity treatment and fair valued as of the date of issuance. The fair value of the warrants was valued at $191,126 and recorded as additional paid-in-capital and deferred financing fees. The deferred financing fees are being amortized over the term of the notes associated with the warrants.  The warrants for the 710,000 shares of common stock are accounted for under equity treatment and were recorded at the allocated fair value as of the date of issuance.   The fair value of the warrants was $218,406 and the allocated fair value of $189,292 was recorded into additional paid-in capital and as a discount to the note payable balance.

These warrants were valued using the Black-Scholes option pricing model on the date of issuance. In order to calculate the fair value of the warrants, certain assumptions were made regarding components of the model, including the closing price of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and warrant term. Changes to the assumptions could cause significant adjustments to valuation. AntriaBio estimated a volatility factor utilizing a comparable published volatility of a peer company. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.  The Black-Scholes valuation methodology was used because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions were as follows:

AntriaBio, Inc. and Subsidiary
(A Development Stage Company)

Notes to Consolidated Financial Statements - Continued

Expected volatility	97% - 111%
Risk free interest rate	0.78% - 1.41%
Warrant term (years)	3 - 5
Dividend yield	0%

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

In the first and second quarter of 2014, the Company did not record any income tax provision due to continuing the expected future losses and full valuation allowance on its deferred tax assets.

Note 10 Commitments and Contingencies

Employment Agreements- The Company entered into employment agreements with the officers of the Company.

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

AntriaBio, Inc. and Subsidiary
(A Development Stage Company)

Notes to Consolidated Financial Statements - Continued

Advisory Agreement- On July 2, 2012, the Company entered into an advisory agreement whereby the Company receives services including, but not limited to finance and strategy, clinical design, project management and portfolio assessment. The Company agreed to pay a monthly retainer in the amount of $9,000 per month to cover general and administrative matters plus an hour fee ranging from $100 to $700 per hour for additional services provided.

Consulting Agreement- On July 1, 2012, the Company entered into a consulting agreement whereby the Company received services including, but not limited to, serving on the board of directors as lead independent director, assisting in efforts to obtain funding and assisting in business development. The Company agreed to pay a monthly retainer of $9,000 per month for these services.

Legal Matters- From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest.

Note 11 Subsequent Events

On January 15, 2014, the Company closed the Bridge Financing with total gross proceeds received in the financing of $2,703,000, before placement agent compensation, transaction costs, fees and expenses.

On December 13, 2013, the Board of Directors and majority shareholders approved a one for six reverse stock split so that every six shares of common stock shall represent one share of common stock. The execution of the reverse split will occur upon receipt of all regulatory approvals.

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

Plan of Operation

We have been focused on raising capital to fund our initial operations including conducting clinical studies for AB101 and developing our product pipeline. Our objective is to demonstrate that AB101 is non-inferior to Lantus in terms of safety and efficacy and we plan on filing an IND with the FDA in 2015 to enable us to pursue clinical trials in the US. The first study that we would like to conduct is a Phase 1 single ascending dose safety/pharmacokinetics/pharmacodynamics study in 10-20 patients with Type 1 diabetes.  In this trial, patients will receive a single dose of subcutaneously injected AB101 and the primary outcome will be the presence of hypoglycemic episodes, if any. Following this trial, we will conduct a pair of Phase 2 trials in approximately 20 Type 1 diabetes patients in the first trial and 20 Type 2 diabetes patients in the additional trial where we would compare the glucose-lowering effect of our weekly AB101 to a weeks’ course of daily Lantus injections. We plan on initiating these studies in the second half of 2015 and have final results by the end of Q4 2015.  If these initial trials are successful, we would expand our  clinical program to include Phase 3 studies in various jurisdictions including the US and Europe.

This year, as a precursor to our US clinical studies and in order to fulfil FDA requirements for GLP (good laboratory practices) toxicity studies in support of our IND, we plan on conducting preclinical studies in rodents (rats, mice) and non-rodents (rabbits, dogs and guinea pigs) to determine acute toxicity, chronic toxicity, mutagenicity, immunogenicity, reproductive toxicity, allergy, pharmacokinetics and pharmacodynamics.

Part of the assets that we acquired from PR Pharmaceuticals includes bulk product that has been fully characterized for strength, particle size, sufficiency for injection and stability, but has not been produced in conformance with cGMP requirements and is therefore not approved for clinical use in the US (the “Existing Material”). However, this year we plan on utilizing the Existing Material to conduct preclinical and clinical studies in Russia where cGMP documentation and standards are not required. These Russian studies will provide additional preclinical and fresh clinical data on the safety and efficacy of AB101 before the US studies begin. We believe that this approach has the potential to provide us with human proof of concept data and to reduce the risk of failure in our US studies. As part of our criteria for determining the best location to conduct the studies outside of the US, we looked for a competent CRO (clinical research organization) with experience in conducting trials for multinational pharmaceutical companies and in diabetes: we have identified such a CRO in Russia.  We are currently making preparations to fill and finish the Existing Material in preparation for these initial studies which will be similar to the Phase 1 and Phase 2 studies which we have planned for the US after our IND is filed.

We expect to have preclinical and clinical results from Russia by the end of 2014 and additional results in the first half of 2015 which would be a notable milestone for the Company and signal the potential for AB101 to significantly disrupt the treatment paradigm for replacement basal insulin therapy. In addition, following our initial work in Russia, we may have the opportunity to explore strategic relationships with third parties which, among other things, may provide us with a source of financing and augment our capabilities.

In order to provide sterile, cGMP clinical material for our preclinical and clinical studies in the US, we plan on leasing a facility in the greater Denver, Colorado area where we anticipate making certain leasehold improvements including the addition of a cGMP aseptic suite. In the facility we plan on installing, commissioning and validating the manufacturing and analytical equipment that we acquired from PR Pharmaceuticals, which was previously used to produce AB101.We expect new material for the IND enabling preclinical and stability studies to be available by the end of the Q3 2014 and we anticipate having new clinical material for our US trials by the end of Q1 2015.

While we have preclinical and clinical plans for AB101 as well as plans to develop other product opportunities, we currently do not have sufficient cash to carry out these studies and other Company objectives. We believe that we need to raise as much as $30 million to fund our development and clinical activities through the completion of the initial Phase 1 and Phase 2 AB101 studies in the US. We anticipate raising as much as $15 million in early 2014 and potentially an additional $15 million in late 2014 or the first half of 2015. We also anticipate that during this same period, we will hire 40-50 individuals and spend approximately ten million dollars on salaries/benefits, rent and general and administrative matters.

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

Results of Operations

For Three and Six Months Ended December 31, 2013 and 2012

Results of operations for the three months ended December 31, 2013 (the “2014 quarter”) and the three months ended December 31, 2012 (the “2013 quarter”) reflected losses of $1,818,642 and $537,514, respectively. These losses include charges related to stock based compensation of $165,318 in the 2014 quarter and none in the 2013 quarter as well as a derivative expense of $548,556 in the 2014 quarter and none in the 2013 quarter. The losses also include the amortization of the debt discount into interest expense of $417,636 in the 2014 quarter and $6,450 in the 2013 quarter.

Results of operations for the six months ended December 31, 2013 (the “2014 period”) and the six months ended December 31, 2012 (the “2013 period”) reflected losses of $2,638,173 and $1,168,365 respectively. These losses include charges related to stock based compensation of $330,636 in the 2014 period and none in the 2013 period as well as a derivative expense of $505,821 in the 2014 period and none in the 2013 period. The losses also include the amortization of the debt discount into interest expense of $417,636 in the 2014 period and $17,029 in the 2013 period.

Revenues

We are a development stage entity and have not generated any revenues since inception.

Expenses

Consulting expenses were approximately $81,000 in the 2014 quarter compared to $111,000 in the 2013 quarter, and $162,000 in the 2014 period compared to $228,000 in the 2013 period.   The decrease is primarily due to the decrease in consulting fees that were paid to Konus Advisory Group for director consulting fees and other consulting services.

Payroll expenses were approximately $412,000 in the 2014 quarter compared to $193,000 in the 2013 quarter, and $770,000 in the 2014 period and $394,000 in the 2013 period.  The increase is due to stock-based compensation in the 2014 period for stock options that were granted in January 2013.

Professional fees were approximately $77,000 in the 2014 quarter compared to $138,000 in the 2013 quarter, and $243,000 in the 2014 period compared to $293,000 in the 2013 period.  Professional fees consist primarily of legal, audit and accounting costs, costs related to public company compliance costs, and consulting related to capital formation.  The decrease is due to the reverse merger which occurred in January 2013 and the audit and legal fees in association with the reverse merger that incurred in the 2013 period.

General and administrative costs were approximately $8,000 in the 2014 quarter compared to $23,000 in the 2013 quarter, and $39,000 in the 2014 period compared to $30,000 in the 2012 period.  The increase in the 2014 period is primarily due to increases in maintaining the website as well recruiting expenses for the search for qualified candidates for future positions.

Liquidity and Capital Resources

At December 31, 2013 we have approximately $1.1 million of cash on hand. In early 2014, we anticipate raising capital to fund our ongoing operations including hiring additional personnel, leasing a manufacturing facility, acquiring certain equipment and commencing clinical trials. To fund our operations, we have outstanding bridge loan notes and convertible notes (collectively, the “Convertible Notes”) issued pursuant to private placements conducted by the Company between 2010 and January 2014. The Convertible Notes have an aggregate outstanding principal amount of approximately $5.4 million.  Certain  Convertible Notes require us to pay a loan service fee equal to the aggregate principal amount of such Convertible Note, as of the date of this Memorandum approximately $275,000 in loan service fees is outstanding on the Convertible Notes. The interest rate on the Convertible Notes is between 8% and 12% and each note is convertible into common shares of the Company upon a qualified financing at a conversion price or earlier at the option of the investor of either $0.21 or $0.25 per share.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer and our principal accounting officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation and the material weakness described below, our management concluded that we did not maintain effective disclosure controls and procedures as of December 31, 2013 in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that it is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management has identified control deficiencies regarding a lack of segregation of duties, and a need for a stronger internal control environment. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate disclosure controls.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit Number	Description of Exhibits

10.1	Placement Agent Agreement dated December 13, 2013*

10.2	Form of Letter to Convertible Note Holders dated December 16, 2013*

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements, tagged as blocks of text.

*Filed herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTRIABIO, INC.

By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer
(Principal Executive Officer
and Principal Financial and Accounting Officer)

Date:	February 13, 2014

