Form 10-Q
period 2014-03-31
AntriaBio, Inc.
filed 2014-05-14
CIK 1509261

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

☐ Yes ☒ No

Number of shares of issuer’s common stock outstanding as of May 13, 2014: 17,723,989

i

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

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this Quarterly Report of Form 10-Q are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as otherwise required by applicable law.

AntriaBio, Inc.

(A Development Stage Enterprise)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Consolidated Balance Sheets

	March 31, 2014	June 30, 2013
	(Unaudited)
Assets

Current assets
Cash	$5,641,627	$527
Note receivable - related party	-	163,829
Interest receivable - related party	-	3,341
Inventory	223,000	223,000
Due from related party	-	183,346
Deferred financing, net	-	146,037
Other current assets	119,800	95,469
Total current assets	5,984,427	815,549

Non-current assets
Fixed assets, idle	275,717	275,717
Intangibile assets, net	10,047	12,705
Total non-current assets	285,764	288,422

Total Assets	$6,270,191	$1,103,971

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$645,696	$188,346
Accounts payable and accrued expenses - related party	1,122,839	807,001
Convertible notes payable	657,500	3,732,500
Note payable - related party	234,700	-
Interest payable	98,718	380,575
Warrant derivative liability	102,917	157,761
Total current liabilities	2,862,370	5,266,183

Commitments and Contingencies (Note 10)

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 14,617,629 and 6,666,667 shares issued and outstanding, March 31, 2014 and June 30, 2013	14,617	6,667
Additional paid-in capital	19,134,897	3,847,591
Deficit accumulated during the development stage	(15,741,693)	(8,016,470)
Total stockholders' equity (deficit)	3,407,821	(4,162,212)

Total Liabilities and Stockholders' Equity (Deficit)	$6,270,191	$1,103,971

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

(A Development Stage Enterprise)

Consolidated Statements of Operations

	Three Monts		Nine Months		From March 24, 2010
	Ended March 31,		Ended March 31,		(Inception) to
	2014	2013	2014	2013	March 31, 2014
	(Unaudited)		(Unaudited)		(Unaudited)
Operating expenses
Consulting fees	$221,263	$266,164	$383,288	$494,319	$1,283,792
Compensation and benefits	591,023	3,473,499	1,361,355	3,867,370	5,997,232
Research and development	2,246	3,025	2,246	3,025	5,740
Insurance	33,645	44,146	122,722	52,762	241,592
Professional fees	228,308	198,368	470,926	486,747	1,273,869
Rent	23,001	16,038	61,750	50,362	193,702
Travel	44,219	22,629	51,616	77,840	290,749
Amortization	886	-	2,658	-	2,953
General and administrative	450,788	30,412	489,759	60,301	622,827
Total operating expenses	1,595,379	4,054,281	2,946,320	5,092,726	9,912,456

Loss from operations	(1,595,379)	(4,054,281)	(2,946,320)	(5,092,726)	(9,912,456)

Other income (expense)
Interest income	3,667	13,801	10,500	102,703	148,091
Interest expense	(3,441,448)	(181,703)	(4,229,612)	(396,022)	(5,259,776)
Derivative expense	(53,970)	(311,794)	(559,791)	(311,794)	(717,552)
Total other income (expense)	(3,491,751)	(479,696)	(4,778,903)	(605,113)	(5,829,237)

Net loss	$(5,087,130)	$(4,533,977)	$(7,725,223)	$(5,697,839)	$(15,741,693)

Net loss per common share - basic and diluted	$(0.76)	$(0.71)	$(1.16)	$(0.94)	$(2.58)

Weighted average number of common shares outstanding - basic and diluted	6,671,537	6,401,723	6,669,896	6,050,535	6,106,136

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

(A Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity (Deficit)

From March 24, 2010 (Inception) to March 31, 2014 (Unaudited)

					Deficit
					Accumulated
			Common	Additional	During the	Total
	Common Stock, $0.001 Par Value		Stock	Paid-in	Development	Stockholders'
	Shares	Amount	Subscribed	Capital	Stage	Equity (Deficit)

Balance at March 10, 2010 (Inception)	-	$-	$-	$100	$-	$100

Issuance of common stock	5,880,667	5,881	(5,881)	-	-	-

Net loss for the period from March 24, 2010 (Inception) to June 30, 2011	-	-	-	-	(505,630)	(505,630)

Balance at June 30, 2011	5,880,667	5,881	(5,881)	100	(505,630)	(505,530)

Net loss for the year ended June 30, 2012	-	-	-	-	(783,383)	(783,383)

Balance at June 30, 2012	5,880,667	5,881	(5,881)	100	(1,289,013)	(1,288,913)

Stock-based compensation	-	-	-	3,687,502	-	3,687,502

Warrant expense	-	-	-	191,126	-	191,126

Conversion of equity in reverse merger acquisition	786,000	786	5,881	(31,137)	-	(24,470)

Net loss for the year ended June 30, 2013	-	-	-	-	(6,727,457)	(6,727,457)

Balance at June 30, 2013	6,666,667	6,667	-	3,847,591	(8,016,470)	(4,162,212)

Stock-based compensation (Unaudited)	-	-	-	495,120	-	495,120

Beneficial conversion feature (Unaudited)	-	-	-	2,922,938	-	2,922,938

Fair value of warrants for financing and conversion (Unaudited)	-	-	-	4,863,979	-	4,863,979

Issuance of common stock, net of issuance costs of $849,858 (Unaudited)	3,186,222	3,186	-	2,303,090	-	2,306,276

Issuance of common stock for note conversions (Unaudited)	4,588,457	4,588	-	4,427,355	-	4,431,943

Issuance of common stock as repayment of related party balance (Unaudited)	176,283	176	-	274,824	-	275,000

Net loss for the nine months ended March 31, 2014 (Unaudited)	-	-	-	-	(7,725,223)	(7,725,223)

Balance at March 31, 2014 (Unaudited)	14,617,629	$14,617	$-	$19,134,897	$(15,741,693)	$3,407,821

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months		From March 24, 2010
	Ended March 31,		(Inception) to
	2014	2013	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,725,223)	$(5,697,839)	$(15,741,693)
Amortization of notes payable discount	3,356,000	19,312	3,643,500
Amortization of deferred financing costs	416,337	188,511	778,426
Amortization of intangible asset	2,658	-	2,953
Stock-based compensation expense	495,120	3,269,893	4,182,622
Warrant expense	76,064	-	76,064
Derivative expense	559,791	311,794	717,552
Bad debt expense	341,780	-	341,780
Changes in operating assets and liabilities:
Increase in other assets	(24,331)	(188,444)	(194,800)
Increase in due from related parties	18,948	(151,809)	(187,661)
Increase in accounts payable and accrued expenses	457,350	142,067	646,729
Increase in accounts payable and accrued expenses - related party	590,838	522,893	1,395,699
Increase in interest payable	365,485	188,399	746,060
Net Cash Used In Operating Activities	(1,069,183)	(1,395,223)	(3,592,769)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(11,717)	(11,717)
Acquisition of assets	-	(500,000)	(500,000)
(Increase) decrease in interest receivable - related party	(10,212)	31,547	(13,553)
Issuance of note receivable - related party	-	(305,603)	(1,138,057)
Payments on note receivable - related party	-	974,228	974,228
Net Cash Provided by (Used In) Investing Activities	(10,212)	188,455	(689,099)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of financing costs	(270,300)	-	(512,300)
Proceeds from issuance of convertible notes payable	2,703,000	1,575,000	6,183,500
Repayments of convertible notes payable	(67,500)	-	(103,000)
Proceeds from issuance of notes payable - related party	234,700	-	234,700
Proceeds from issuance of equity financing	4,970,453	-	4,970,453
Payment of placement agent compensation and issuance costs	$(849,858)	$-	$(849,858)
Net Cash Provided By Financing Activities	6,720,495	1,575,000	9,923,495

Net increase in cash	5,641,100	368,232	5,641,627

Cash - Beginning of Period	527	25,878	-

Cash - End of Period	$5,641,627	$394,110	$5,641,627

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-	$-
Interest	$-	$-	$-

Non-Cash Transactions:
Assumption of accrued expenses in reverse merger	$-	$1,207	$1,207
Assumption of due to/from related party in reverse merger	$-	$23,263	$23,263
Conversion of convertible notes payable to common stock	$5,710,500	$-	$5,710,500
Conversion of interest payable to common stock	$647,342	$-	$647,342
Conversion of accounts payable and accrued expense - related party
to common stock	$275,000	$-	$275,000
Beneficial conversion feature recorded as a debt discount	$2,922,938	$-	$2,922,938
Warrant value recorded as a debt discount	$433,062	$-	$433,062

Assets acquired in asset acquisition:
Inventory	$-	$223,000	$223,000
Fixed assets	-	264,000	264,000
Intangible assets	-	13,000	13,000
Cash paid for asset acquisition	$-	$500,000	$500,000

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
March 31, 2014
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

On January 31, 2013, AntriaBio, a public company, acquired Antria Delaware pursuant to a share exchange agreement in which the existing stockholders of Antria Delaware exchanged all of their issued and outstanding shares of common stock of Antria Delaware for 5,880,667 shares of common stock of AntriaBio (the “Reverse Merger”). After the consummation of the Reverse Merger, stockholders of Antria Delaware owned 88.2% of AntriaBio’s outstanding common stock.

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

Effective May 1, 2014, the Company effected a 6 to 1 reverse stock split of the Company’s common stock, in which for every six (6) shares of common combined into one (1) share of common stock. All share and per share amounts in this Quarterly Report on Form 10-Q have been retroactively restated to reflect the forward split.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended March 31, 2014 are not necessarily indicative of results for the full fiscal year.

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

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization. The fixed assets primarily consist of lab and manufacturing equipment. Depreciation is computed using the straight-line method over the estimated useful lives. The fixed assets have not been placed in service as of March 31, 2014 as they are being stored until a lab facility has been established at which time the assets can be installed and placed in service. As the assets have not been placed into service they have not begun depreciating.

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

The BCF of a convertible note is measured by allocating a portion of the note's proceeds to the warrants, if applicable, and as a reduction of the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid-in-capital. The value of the proceeds received from a convertible note is then allocated between the conversion features and warrants on an allocated fair value basis. The allocated fair value is recorded in the financial statements as a debt discount (premium) from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is charged to interest expense.

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

The carrying amounts of financial instruments including cash, accounts payable and accrued expenses, and notes payable approximated fair value as of March 31, 2014 and June 30, 2013 due to the relatively short maturity of the respective instruments. The warrant derivative liability recorded as of March 31, 2014 and June 30, 2013 is recorded at an estimated fair value based on a Black-Scholes pricing model. The warrant derivative liability is a level 3 fair value instrument. See significant assumptions in Note 8. The following table sets forth a reconciliation of changes in the fair value of financial instruments classified as level 3 in the fair value hierarchy:

Balance as of June 30, 2013	$(157,761)
Total unrealized gains (losses):
Included in earnings	(559,791)
Warrant reclassified to equity	614,635
Balance as of March 31, 2014	$(102,917)

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $7,725,223 and net cash used in operations of $1,069,183 for the nine months ended March 31, 2014, and working capital equity of $3,122,057 and stockholders’ equity of $3,407,821 and a deficit accumulated during the development stage of $15,741,693 at March 31, 2014.  In addition, the Company is in the development stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects that its current cash resources as well as expected lack of operating cash flows will not be sufficient to sustain operations for a period greater than one year.

The ability of the Company to continue its operations is dependent on Management's plans, which include continuing to raise capital through equity and debt based financings.

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

Note 4 Acquisition of Assets

On January 30, 2013, the Company closed on an asset purchase agreement with the Chapter 7 Estate of PR Pharmaceuticals, Inc. (“PRP”). Pursuant to the asset purchase agreement, the Company has acquired certain tangible and intangible assets in exchange for $400,000 in cash plus an initial deposit of $100,000 paid to the Chapter 11 Trustee of PRP which is included in the purchase price, plus contingent consideration up to a maximum amount of $44,000,000.

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

Note 5 Related Party Transactions

Effective September 1, 2011, the Company issued a $1,000,000 line of credit to a related party, which has common ownership with the Company. The line of credit was issued in order for the Company to obtain a higher interest rate on excess cash. The balance due on the line of credit as of March 31, 2014 and June 30, 2013 was zero and $163,829, respectively, plus accrued interest of zero and $3,341, respectively. The line of credit bears interest equal to the lower of 10%, or the Wall Street Journal Prime Rate (3.25% at March 31, 2014) plus 5%. The interest rate at March 31, 2014 was 8.25%. The line of credit matured on August 31, 2012 and the Company has no further obligations to fund the credit line. A late charge of 5% of the outstanding balance was charged on the line of credit on December 31, 2012. The line of credit is secured by one million shares of the related party’s common stock. As of March 31, 2014, the Company wrote off the entire balance due from the related party of $163,829 for the receivable balance and $13,553 for the accrued interest balance.

During the three and nine months ended March 31, 2014, the Company incurred consulting expenses of $172,530 and $334,205, respectively and professional expenses of none and $51,000, respectively, for services performed by related parties of the Company and included in the statements of operations. As of March 31, 2014 and June 30, 2013, $1,122,839 and $807,001, respectively, of related party expenses are recorded in accounts payable and accrued expense – related party.

During the three and nine months ended March 31, 2013, the Company incurred consulting expenses of $266,164 and $445,389, respectively, and professional expenses of $25,500 and $109,500, respectively, for services performed by related parties of the Company and included in the statements of operations.

As of March 31, 2014 and June 30, 2013, the due from related party was zero and $183,346 for expenses paid on behalf of related parties. As of March 31, 2014, $164,398 of the due from related party balance is amounts due from a company owned by a Director of the Company on a non-interest bearing basis. On January 31, 2014, the Board of Directors ratified the amount lent to the Company owned by the Director with a repayment term of six months. On March 31, 2014, the Company wrote off the entire balance due from the related party.

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

2012 Notes (See (D) below) - In December 2012, the Company amended its PPM on its twelve month, 8% convertible notes payable to issue up to an additional $1,000,000 in convertible notes and to extend the offering termination to December 31, 2012. On the date of a Qualified Financing, the lenders are permitted an elective conversion option to convert the outstanding principal and interest at the lower of 50% of the price per share of common stock in the Qualified Financing or $4.50 per share. With each share of common stock received, the investor will also receive a warrant to purchase one share of common stock at 150% of the price per common stock at the time the note was converted.

In the second fiscal quarter, the Company sent letters to the holders of the 2010, 2011 and 2012 notes requesting amendment of their convertible notes payable. The convertible notes payable were amended to: (i) fix the conversion price of the notes into common stock at $1.50 per share, (ii) require mandatory conversion of principal and interest, and (iii) change the definition of a qualified financing to an equity financing of at least three million dollars. Through March 31, 2014, $3,007,500 of the convertible notes payable balances outstanding had signed and returned the amendment letter. Based on the fixed conversion price, the intrinsic value of the beneficial conversion feature of $653,000 was calculated and recorded as a discount to the notes payable. As of March 31, 2014, $653,000 of the debt discount has been amortized into interest expense as these all amortized as part of the conversion.

2013 Notes – In December 2013 and January 2014, the Company issued $2,703,000 of 8% convertible promissory notes payable for which principal and interest is due six months after the date of issuance. Pursuant to the note agreements, if the Company issues equity securities in a transaction resulting in gross proceeds of at least $3 million, the promissory note and accrued interest will automatically convert to common stock at a conversion price of $1.26 per share. The notes also allow the investor to convert at any time prior to maturity at $1.26 per share at their option. With the promissory note, the investor will also receive a warrant to purchase common stock equal to one-half of the principal amount of the promissory note. The warrant will have an exercise price of $1.89 per share and will be exercisable for three years from date of issuance.

The value of the proceeds of the notes was allocated to the warrants as discussed in Note 8 and the remaining balance was allocated to the beneficial conversion feature as the intrinsic value of the beneficial conversion feature is greater than the remaining value of the notes. The discount on the notes is being amortized into interest expense over the remaining life of the notes.

On March 31, 2014, the Company closed on an equity transaction which qualified as a “qualified financing”. As such the $2,703,000 in 2013 Notes and the accrued interest was converted into 2,186,847 shares of our common stock. The Company also converted $3,007,500 of the 2010, 2011 and 2012 Notes and accrued interest into 2,401,610 shares of our common stock. The remaining $1,458,417 of debt discounts on the notes converted was recorded into interest expense at the time of the conversion.

The convertible notes outstanding as of March 31, 2014 and June 30, 2013 are:

	March 31, 2014	June 30, 2013

2010 Notes (A)	$407,500	$562,500
2011 Notes (B)	-	645,000
2011 Notes (C)	50,000	1,700,000
2012 Notes (D)	200,000	825,000
	$657,500	$3,732,500

The notes originated at various dates from April 2010 through December 2013 and mature at various dates from February 2012 to January 2014.

As of March 31, 2014, all of the outstanding convertible notes have matured and payments were due. The convertible notes were not repaid or converted continue to accrue interest at a rate of 8% for the 2010 notes and 12% for the 2011 notes that had matured. Since March 31, 2014, the remaining note holders have agreed to convert all but $211,966 of the remaining principal and interest into shares of the Company’s common stock.

Note Payable – Related Party – On November 14, 2013, the Company issued a 14% promissory note with a related party. The note allows funds to be borrowed until March 1, 2014 up to $250,000. The note matures on the earlier of November 1, 2014 or when the Company closes on an equity financing of at least $3 million. The Company also issued a warrant for one share of common stock for each dollar of principal loaned. The warrant was issued on March 1, 2014 for option to purchase up to 39,117 shares of common stock. The warrant exercise price will be $7.50 per share and will be exercisable for five years. As of March 31, 2014, the outstanding balance on the note is $234,700 and the accrued interest is $12,895 as of March 31, 2014. The warrants were issued on March 26, 2014 for a fair value of $76,062. The total principal and interest balance was paid in full on April 1, 2014.

Note 7 Shareholders’ Equity (Deficit)

On March 31, 2014, the Company completed an initial close of a private placement transaction in which the Company issued 3,186,222 units to accredited investors. Each unit consists of one share of our common stock and one common share purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $2.34 per share and the warrant will expire 36 months following the issuance. The Company received net proceeds of $4.1 million after the placement agent compensation and issuance costs of $849,858.

In addition to the units issued, the Company also issued 530,300 additional warrants to investors who invested in the 2013 Notes and also in the private placement. For each dollar that was invested in the 2013 Notes, the Company would issue one-half of one common share purchase warrant for their investment in the private placement transaction for up to 150% of their investment in the 2013 Notes. The warrants will be exercisable at $2.34 per share and will expire 36 months after they were issued.

In April 2014, the Company completed its final close of the private placement in which the Company issued an additional 2,539,136 units to accredited investors for net proceeds of approximately $3.4 million after placement agent compensation of $515,226.

The Company issued no shares of preferred stock during the nine month period ended March 31, 2014. The Company has not declared or paid any dividends or returned any capital to shareholders as of March 31, 2014.

On July 3, 2012 the Company issued warrants to a placement agent to purchase 233,334 shares of common stock from the date of issuance through five years when the warrants expire. On August 15, 2012 the Company issued warrants to two placement agents to purchase up to 41,424 shares of common stock from the date of issuance through five years when the warrants expire. On February 2, 2013, the Company issued warrants to a placement agent to purchase up to 18,334 shares of common stock from the date of issuance through five years when the warrants expire. In December 2013 and January 2014, the Company issued warrants in connection with the convertible notes to purchase up to 225,259 shares of common stock from the date of issuance through three years when the warrants expire. On March 31, 2014, the Company issued warrants to Konus Advisory Group, Inc. in connection with their debt agreement to purchase up to 39,117 shares of common stock from the issue date through five years when the warrants expire. On March 31, 2014, the Company issued warrants in connection with the private placement and the additional incentive warrants. The Company issued warrants to purchase up to 3,716,522 shares of commons stock from the date of issuance through three years when the warrants expire.

Equity Incentive Plan - The Company granted 1,508,334 stock options to four officers and/or directors of the Company and to two contractors of the Company. On March 26, 2014, the Company adopted the AntriaBio, Inc. 2014 Stock and Incentive Plan which allows the Company to issue up to 3,750,000 of common stock in the form of stock options, incentive options or common stock. On March 31, 2014, subject to the effectiveness of stockholder approval pursuant to Rule 14c-2 of the Exchange Act which occurred on April 30, 2014, the Company granted 2,680,000 of these shares to current employees and directors of the Company.

Note 8 Stock-Based Compensation

Options - AntriaBio adopted individual stock option plans in January 2013 for four officers and/or directors of the Company. The stock option plans granted 1,500,000 option shares with an exercise price of $4.50 per share. Options to purchase 819,445 shares vested immediately, options to purchase 541,667 shares vest monthly over 3 years and 138,888 shares vest on May 31, 2013.

In June 2013, AntriaBio adopted individual stock option plans for two consultants of the Company. The stock option plans granted 8,334 shares with an exercise price of $4.50 per share. Option to purchase 2,084 shares vested immediately with the remaining shares vesting at various dates through October 2014.

On March 26, 2014, the Company adopted the AntriaBio, Inc. 2014 Stock and Incentive Plan which allows the Company to issue up to 3,750,000 of common stock in the form of stock options, incentive options or common stock. On March 31, 2014, subject to the effectiveness of stockholder approval pursuant to Rule 14c-2 of the Exchange Act which occurred on April 30, 2014, the Company granted 2,680,000 of these shares to current employees and directors of the Company. The options have an exercise price of $3.12 per share. The options vest monthly over 4 years.

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

Stock option activity is as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding, June 30, 2012	-	$-	-
Granted	1,508,334	$4.50
Outstanding, June 30, 2013	1,508,334	$4.50	4.6
Granted	2,680,000	$3.12
Outstanding, March 31, 2014	4,188,334	$3.62	4.6

Exercisable at March 31, 2014	1,174,190	$4.50	3.9

Stock-based compensation expense related to the fair value of stock options was included in the statement of operations as payroll expense of $164,484 and $495,120 for the three and nine months ended March 31, 2014, respectively. The unrecognized stock-based compensation expense at March 31, 2014 is $6,887,183. AntriaBio determined the fair value as of the date of grant using the Black-Scholes option pricing method and expenses the fair value ratably over the vesting period.

Warrants- AntriaBio issued warrants to agents and note holders in conjunction with the closing of its convertible notes payable as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding, June 30, 2012	-	$-	-
Warrants issued to placement agents	41,424	$1.98
Warrants issued to placement agent	233,334	$1.50
Warrants issued to placement agent	18,334	$4.95
Outstanding, June 30, 2013	293,092	$1.80	4.1
Warrants issued to note holders	225,259	$1.89
Warrants issued to note holders	3,657,205	$2.04
Warrants issued to related party	39,117	$7.50
Warrants issued in private placement	3,716,522	$2.34
Outstanding, March 31, 2014	7,931,195	$2.19	3.0

The Company issued warrants to purchase 41,424 shares of common stock at a price of $1.98 per share, exercisable from August 2012 through August 2017 in connection with the closing of convertible notes payable on specific PPMs. The Company issued a warrant to purchase 233,334 shares of common stock at a price of $1.50 per share, exercisable from August 2012 through August 2017 in connection with the closing of over one million dollars in convertible notes payable. The Company issued warrants to purchase 18,334 shares of common stock at a price of $4.95 per share, exercisable from February 2013 through February 2018 in connection with the closing of convertible notes payable on specific PPMs. The Company issued warrants to purchase 225,259 shares of common stock at a price of $1.89 per share, exercisable from December 2013 through January 2017 in connection with the issuance of convertible notes. The Company issued warrants to a related party to purchase 39,117 shares of common stock at a price of $7.50 per share, exercisable from March 2014 through March 2019. The Company issued warrants to purchase 3,657,205 shares of common stock at an average price of $2.04 per share of common stock, exercisable through March 2017 in connection with the conversion of convertible notes payable into equity. The Company issued warrants to purchase 3,716,522 shares of common stock at a price of $2.34 per share, exercisable through March 2017 in connection with the issuance of units in the private placement that was closed in March.

The warrants exercisable for the 41,424 shares of common stock are accounted for under liability accounting and are fair valued at each reporting period. The warrants to purchase 41,424 shares value as of March 31, 2014 and June 30, 2013 was $102,917 and $157,761, respectively and is recorded as a liability on the consolidated balance sheets with the fair value adjustment recorded as derivative expense on the consolidated statements of operations. The warrants exercisable for the 233,334 shares of common stock were accounted for under liability accounting and were fair valued at each reporting period until March 31, 2014 when the warrants were recorded under equity treatment as the exercise price became fixed. The value of the warrants to purchase 233,334 shares as of March 31, 2014 was $614,635, which was recorded as additional paid-in-capital, and was not valued as of June 30, 2013 as the value could not be determined as an exercise price had not yet been fixed.

The warrants exercisable for the 18,334 shares of common stock are accounted for under equity treatment and fair valued as of the date of issuance. The fair value of the warrants was valued at $191,126 and recorded as additional paid-in-capital and deferred financing fees. The deferred financing fees are being amortized over the term of the notes associated with the warrants. The warrants for the 225,259 shares of common stock are accounted for under equity treatment and were recorded at the allocated fair value as of the date of issuance. The fair value of the warrants was $524,594 and the allocated fair value of $433,062 was recorded into additional paid-in capital and as a discount to the note payable balance.

The warrants exercisable for the 3,657,205 shares of common stock are accounted for under equity treatment and were recorded at the allocated fair value as of the date of issuance. The fair value of the warrants was $8,621,881 and the allocated fair value of $1,814,319 was recorded into additional paid-in capital. The warrants for the 3,716,522 shares of common stock are accounted for under the equity treatment and were recorded at the allocated fair value as of the date of issuance. The fair value of the warrants was $9,951,620 and the allocated fair value of $1,925,901 was recorded into additional paid-in capital. The warrants for the 39,117 was accounted for under the equity treatment and fair valued as of the date of issuance. The fair value of the warrants was valued at $76,062 and recorded as additional paid-in capital and interest expense.

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

Expected volatility	93% - 97%
Risk free interest rate	0.78% - 1.46%
Warrant term (years)	3 - 5
Dividend yield	0%

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

In the nine months ended March 31, 2014, the Company did not record any income tax provision due to continuing the expected future losses and full valuation allowance on its deferred tax assets.

Note 10 Commitments and Contingencies

Employment Agreements - The Company entered into employment agreements with the officers of the Company.

On April 1, 2012, the Company entered into an employment agreement with its Chief Scientific Officer. This agreement provides for an initial salary of $275,000 through December 31, 2012 and a base salary $295,000 thereafter. The Chief Scientific Officer is also entitled to one-time bonuses totaling $275,000 upon achieving certain clinical testing milestones. Furthermore, the Chief Scientific Officer is entitled to an annual performance bonus equal to 40% of his base salary beginning in calendar 2013 based on criteria set by the Board of Directors in its sole discretion. Termination benefits for base salary and certain other benefits are provided for a period of twelve months. On March 26, 2014, we entered into an amended and restated employment agreement which removed the pension benefit owed to the Chief Scientific Officer.

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

On March 26, 2014, we entered into an amended and restated employment agreement with our Chief Executive Officer. The Amended and Restated Employment Agreement provides, among other things, for: (i) an increase in Mr. Elam’s base salary from $230,000 to $390,000; (ii) a termination of the bonus due to Mr. Elam under the Employment Agreement upon the Company raising at least $5,000,000 in an equity financing; and (iii) a termination of the car allowance granted to Mr. Elam under the Employment Agreement.

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

Consulting Agreements – On March 31, 2014, the Company entered into a services agreement whereby the Company receives assistance with investor relations relating to digital strategy, website and investor materials, market awareness and other services. The compensation for these services will be 500,000 shares of common stock to be issued over a twelve-month period.

On April 1, 2014, the Company entered into a services agreement whereby the Company receives assistance with strategic media placement, third –party research, e-mail blasts and media buys to generate awareness of the Company. The Company agreed to pay $20,000 per month plus expenses for these services through March 31, 2015, and can be renewed on a monthly basis at that point in time.

Legal Matters - From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest.

Note 11 Subsequent Events

No events occurred subsequent to March 31, 2014 that would require adjustment to the accompanying financial statements or footnotes other than those disclosed in the notes above and the events listed below:

On May 5, 2014, the Company entered into a lease agreement for approximately 27,000 square feet of office, lab and clean room space in Louisville, Colorado. The lease is for 72 months with a base rent starting at $12.74 per square foot with annual rent escalations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Effective May 1, 2014, the Company effected a 6 to1 reverse stock split of the Company’s common stock, in which for every six (6) shares of common stock combined into one (1) share of common stock. All share and per share amounts in this Quarterly Report on Form 10-Q have been retroactively restated to reflect the forward split.

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

Overview, Background and Recent Developments

On January 31, 2013, AntriaBio acquired Antria Delaware pursuant to a share exchange in which AntriaBio acquired all of the issued and outstanding shares of common stock of Antria Delaware from the stockholders of Antria Delaware in exchange for 5,880,667 shares of common stock of AntriaBio (the “Reverse Merger”). As a result of the Reverse Merger, Antria Delaware became a wholly owned subsidiary of AntriaBio. For accounting purposes, the Reverse Merger was treated as a reverse acquisition with Antria Delaware as the acquirer and AntriaBio as the acquired party. As a result, the business and financial information included in the report is the business and financial information of Antria Delaware. The accumulated deficit of AntriaBio has been included in additional paid-in-capital. Pro-forma information has not been presented as the financial information of AntriaBio was insignificant.

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

Plan of Operation

We have been focused on raising capital to fund our initial operations including conducting clinical studies for AB101 and developing our product pipeline. Our objective is to demonstrate that AB101 is safe and effective at the intended once weekly subcutaneous dosing frequency, specifically that it is non-inferior to current standard of care basal insulin therapies such as Lantus in controlling blood glucose, without an undue risk of hypoglycemia. After completion of additional IND-enabling work, we plan on filing an IND with the FDA in 2015, followed by the initiation of clinical trials in the second half of 2015. The objectives of the Phase 1 program will be to assess the single and repeat (once weekly) ascending dose safety, pharmacokinetics (PK), and pharmacodynamics (PD) in the target population with type 1 and type 2 diabetes, including confirmation of the time-action profile for glucose lowering (Phase 2a data). Following successful completion of the Phase 1/2a program, Phase 2b trials in both populations will be conducted to obtain proof-of-concept for the intended once weekly dosing regimen, using the accepted biomarker for glucose efficacy (hemoglobin A1c; HbA1c), compared to a standard of care basal insulin such as Lantus. If proof-of-concept trials are successful, we would expand our clinical program to include Phase 3 registration trials in various jurisdictions including the US and Europe, to obtain regulatory and marketing approval. The Phase 3 program would include studies in combination with other injectable and oral glucose lowering therapies, and would be designed to meet regulatory guidelines for the development of therapies for diabetes, while achieving an expanded label at the time of product launch.

This year, as a precursor to our US clinical studies and in order to fulfil FDA requirements for GLP (good laboratory practices) toxicity studies in support of our IND, we plan on conducting necessary IND-enabling pre-clinical studies, including acute and sub-acute toxicity studies in rodents and non-rodents, safety pharmacology, and mutagenicity/genotoxicity studies. Additional work may include further in vitro and in vivo pharmacology. In parallel, we will also conduct CMC work to produce clinical trial material under clinical good manufacturing practices (cGMP) conditions, as well as develop the necessary analytical methods for testing the material. Near term or critical path pre-clinical work will be geared toward enabling the IND and first clinical trial(s), while subsequent non critical path pre-clinical development work will be staged and resourced to meet the needs of continued clinical development.

Part of the assets that we acquired from PR Pharmaceuticals includes bulk product that has been fully characterized for strength, particle size, and sufficiency for injection and stability, but has not been produced in conformance with the FDA cGMP requirements and is therefore not approved for clinical use in the US (the “Existing Material”). Therefore, this Existing Material will be used to facilitate timely conduct of critical path IND-enabling studies. This material could also be used to conduct a preliminary clinical trial outside of the U.S., and this possibility is being evaluated.

In order to provide sterile, cGMP clinical material for our pre-clinical testing and clinical studies in the US, we plan on leasing a facility in the greater Denver, Colorado area where we anticipate making certain leasehold improvements including the addition of a cGMP aseptic suite. In the facility we plan on installing, commissioning and validating the manufacturing and analytical equipment that we acquired from PR Pharmaceuticals, which was previously used to produce AB101. We expect new material for the IND enabling preclinical and stability studies to be available by the end of the calendar year Q3 2014 and we anticipate having new clinical material for our US trials by the end of Q1 2015.

We entered into a lease for office, lab and clean room space in Louisville, Colorado. In order to facilitate commissioning of equipment and manufacturing in the leased facility, we entered into an agreement with a company located in Colorado to utilize their services to carry out simulated runs for manufacturing, to ensure that the analytical equipment is operational, and to produce documentation for analytical methods needed for product release and stability testing. The manufacturing and analytical equipment are assets that the Company acquired from PR Pharmaceuticals.

While we have preclinical and clinical plans for AB101 as well as plans to develop other product opportunities, we currently do not have sufficient cash to carry out these studies and other Company objectives. We believe that we need to raise as much as $30 million to fund our development and clinical activities through the completion of the initial Phase 1 and Phase 2 AB101 studies in the US. We raised approximately $11.6 million through early 2014 and will potentially raise an additional $10 to 15 million in late 2014 or the first half of 2015. We also anticipate that during this same period, we will hire 30-45 individuals and spend approximately ten million dollars on salaries/benefits, rent and general and administrative matters.

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

Results of Operations

For Three and Nine Months Ended March 31, 2014 and 2013

Results of operations for the three months ended March 31, 2014 (the “2014 quarter”) and the three months ended March 31, 2013 (the “2013 quarter”) reflected losses of $5,087,130 and $4,533,977, respectively. These losses include charges related to stock based compensation of $164,484 in the 2014 quarter and $3,269,894 in the 2013 quarter. The losses also include the amortization of the debt discount into interest expense of $2,938,364 in the 2014 quarter and $2,280 in the 2013 quarter as well as a write off of receivable balances of $341,780 in the 2014 quarter.

Results of operations for the nine months ended March 31, 2014 (the “2014 period”) and the nine months ended March 31, 2013 (the “2013 period”) reflected losses of $7,725,223 and $5,697,839 respectively. These losses include charges related to stock based compensation of $495,120 in the 2014 period and $3,269,893 in the 2013 period as well as a derivative expense of $559,791 in the 2014 period and $311,794 in the 2013 period. The losses also include the amortization of the debt discount into interest expense of $3,356,000 in the 2014 period and $19,312 in the 2013 period as well as a write off or receivable balances of $341,780 in the 2014 period.

Revenues

We are a development stage entity and have not generated any revenues since inception.

Expenses

Consulting expenses were approximately $221,000 in the 2014 quarter compared to $266,000 in the 2013 quarter, and $383,000 in the 2014 period compared to $494,000 in the 2013 period. The decrease is primarily due to the decrease in consulting fees that were paid to Konus Advisory Group for director consulting fees and other consulting services.

Payroll expenses were approximately $591,000 in the 2014 quarter compared to $3,473,000 in the 2013 quarter, and $1,361,000 in the 2014 period and $3,867,000 in the 2013 period. The decrease is due to stock-based compensation in the 2013 period for stock options that were granted in January 2013 and had immediately vested.

Professional fees were approximately $228,000 in the 2014 quarter compared to $198,000 in the 2013 quarter, and $471,000 in the 2014 period compared to $487,000 in the 2013 period. Professional fees consist primarily of legal, audit and accounting costs, costs related to public company compliance, and consulting related to capital formation. The increase is due to the increase in legal services as well as other public compliance costs that have been incurred in the 2014 period.

General and administrative costs were approximately $451,000 in the 2014 quarter compared to $30,000 in the 2013 quarter, and $490,000 in the 2014 period compared to $60,000 in the 2013 period. The increase in the 2014 period is primarily due to the write off of receivable balances in the 2014 quarter as well as increased marketing and investor relations costs in the current period.

Liquidity and Capital Resources

At March 31, 2014, we have approximately $5.6 million of cash on hand. In March and April 2014, the Company completed a private placement transaction in which the Company issued units to accredited investors. Each unit consists of one share of our common stock and one common share purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $2.34 per share and the warrant will expire 36 months following the issuance. The Company received net proceeds of $7.6 million after the placement agent compensation. The private placement above was considered a “qualified financing” which allowed conversion of a significant amount of our convertible bridge note holders to convert into equity. As such the $2,703,000 in 2013 Notes and the accrued interest was converted into 2,186,847 shares of our common stock. The Company also converted $3,007,500 of the 2010, 2011 and 2012 Notes and accrued interest into 2,401,610 shares of our common stock. Since March 31, 2014, the remaining note holders have agreed to convert all but $211,966 of the remaining principal and interest into common stock.

The capital that was received in the private placement will be used to fund our ongoing operations including hiring additional personnel, leasing a manufacturing facility, acquiring certain equipment and commencing clinical trials.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer and our principal accounting officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation and the material weakness described below, our management concluded that we did not maintain effective disclosure controls and procedures as of March 31, 2014 in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that it is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management has identified control deficiencies regarding a lack of segregation of duties, and a need for a stronger internal control environment. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate disclosure controls.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All unregistered sales of equity securities have previously been disclosed on our Current Reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On March 31, 2014, the Company wrote off the related party receivable balance and accrued interest of $163,829 and $13,553 as well as the due from related party balance of $164,398.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits

10.1	Form of Placement Agent Warrant*

10.2	Lease Agreement (incorporated by reference to the Company’s Form 8-K Filing on May 12, 2014)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements, tagged as blocks of text.**

*Filed herewith

**Furnished herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTRIABIO, INC.

By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer
(Principal Executive Officer
and Principal Financial and Accounting Officer)

Date:	May 14, 2014

