Form 10-K
period 2014-06-30
AntriaBio, Inc.
filed 2014-09-30
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended June 30, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-54495

ANTRIABIO, INC

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-3440894
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1450 Infinite Drive, Louisville CO	80027
(Address of Principal Executive Offices)	(Zip Code)

(303)222-2128

(Registrant’s Telephone Number, including Area Code)

890 Santa Cruz Avenue, Menlo Park, CA, 94025

(Former name or former address, if changed since last report)

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

☒ Yes ☐ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.☒

Indicate by check mark whether the Registrant is ☐ a large accelerated filer,☐ an accelerated file,☐ a non-accelerated filer, or ☒ a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrants most recently completed second fiscal quarter (December 31, 2013) was $2,768,480

Number of shares of issuer’s common stock outstanding as of September 25, 2014: 18,091,792

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements included or incorporated by reference in this Annual Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	projected operating or financial results, including anticipated cash flows used in operations;

•	expectations regarding capital expenditures, research and development expenses and other payments;

•	our beliefs and assumptions relating to our liquidity position, including our ability to obtain additional financing;

•	our ability to obtain regulatory approvals for our pharmaceutical drugs and diagnostics; and

•	our future dependence on third party manufacturers or strategic partners to manufacture any of our pharmaceutical drugs and diagnostics that receive regulatory approval, and our ability to identify strategic partners and enter into license, co-development, collaboration or similar arrangements.

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:

•	the loss of key management personnel or sponsored research partners on whom we depend;

•	the progress and results of clinical trials for our product candidates;

•	our ability to navigate the regulatory approval process in the United States and other countries, and our success in obtaining required regulatory approvals for our product candidates;

•	commercial developments for products that compete with our product candidates;

•	the actual and perceived effectiveness of our product candidates, and how those product candidates compare to competitive products;

•	the ability to obtain intellectual patent protection, the strength of our intellectual property protection, and our success in avoiding infringing the intellectual property rights of others;

•	adverse developments in our research and development activities;

•	potential liability if our product candidates cause illness, injury or death, or adverse publicity from any such events;

•	our ability to operate our business efficiently, manage capital expenditures and costs (including general and administrative expenses) and obtain financing when required.

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

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this Annual Report to “we,” “us,” “our,” “our Company,” “the Company” and “Antria” are to the combined business of AntriaBio, Inc. and its wholly-owned operating subsidiary, AntriaBio Delaware, Inc.

In addition, unless the context otherwise requires and for the purposes of this Annual Report only:

•	“Antria Delaware” refers to AntriaBio Delaware, Inc., a corporation organized under the laws of the State of Delaware;

•	“Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended;

•

“PRP” refers to PR Pharmaceuticals, Inc., a Delaware company, which declared bankruptcy in 2008. We purchased a majority of the assets of PR Pharmaceuticals, Inc. from the bankruptcy estate in 2013. Steve Howe, our former executive chairman, was an officer of PR Pharmaceuticals, Inc.

•	“Reverse Merger” refers to the series of transactions entered into on January 31, 2013 by and between the Company, Antria Delaware and the Stockholders of Antria Delaware pursuant to which Antria Delaware became the wholly-owned operating subsidiary of AntriaBio, Inc;

•	“SEC” refers to the United States Securities and Exchange Commission;

•	“Securities Act” refers to the United States Securities Act of 1933, as amended, and

•	“Share Exchange and Reorganization Agreement” refers to a share exchange reorganization agreement by and between the stockholders of Antria Delaware and our Company pursuant to which we acquired all of the issued and outstanding shares of common stock of Antria Delaware.

PART I

ITEM 1. BUSINESS

Our Company

We are a preclinical stage company that is developing novel, sustained release therapeutics based on our proprietary formulation and manufacturing platform. Specifically, we apply our microsphere technology to well-characterized pharmaceuticals in order to improve significantly the existing standard of care. We believe that utilizing our platform with known and approved pharmaceutical agents increases the probability of technical success while reducing safety concerns, approval risks and development costs. We also believe that our approach may result in differentiated, patent-protected products which provide significant benefits to patients. Our objective is to use our platform to create new drug candidates in multiple therapeutic areas that address large potential markets.

Our Lead Product Candidate

Our lead product candidate, AB101, is human recombinant insulin that has been formulated with a polymer in biodegradable microspheres for use in patients with type 1 and type 2 diabetes who require basal insulin replacement therapy for the control of hyperglycemia. We believe that AB101 is a unique and differentiated product when compared to existing commercially available therapies. We expect AB101 to be administered through a once per week subcutaneous injection which provides a near peak-less, slow and uniform release of human recombinant insulin. In contrast, the two currently approved basal insulin products in this $10 billion market are administered by subcutaneous injection either daily or twice a day and unlike AB101, these products are insulin analogues (synthetic insulin).

Diabetes is a chronic, life-threatening disease that is characterized by elevated levels of blood sugar (glucose). Glucose is vital to the body as a source of energy for cells that constitute muscles and other tissues. Insulin is a hormone that is secreted by the pancreas and it regulates blood glucose levels by moving glucose into cells for utilization. The pancreas produces what is known as basal insulin which is a slow, steady release of insulin between meals and overnight and in response to food that is consumed, the pancreas also produces bolus (meal-time) insulin. Diabetes is a condition that results from either the inability of the pancreas to produce insulin or the inability of the body to effectively use the insulin that is produced. Further, a condition known as pre-diabetes is characterized by blood glucose levels which are higher than normal, but not high enough to be classified as diabetes. Possible long-term complications of diabetes include heart disease, stroke, kidney failure, blindness and amputation.

According to the International Diabetes Federation (IDF), approximately 380 million people in the world are currently living with diabetes and that number is expected to increase to nearly 600 million by 2035. In 2013, diabetes resulted in more than $500 billion in health expenditures globally, or 11% of the total healthcare related spending on adults. In the United States, the Centers for Disease Control (CDC) estimates that 29 million people – or roughly one out of every 11 people – are currently living with diabetes. The CDC also estimates that in the US over 85 million people – more than one out of three adults – have pre-diabetes.

The most prevalent forms of diabetes are referred to as type 1 and type 2 diabetes. In type 1 diabetes, which accounts for approximately five to 10% of all diagnosed cases of diabetes, the precise cause is still unknown, although it is hypothesized that the onset of the disease is triggered by a combination of genetic and environmental factors such as viruses. In most cases of type 1 diabetes, the body’s immune system mistakenly destroys the beta cells in the pancreas that produce insulin. Type 1 diabetes can only be treated with insulin replacement therapy, delivered via multiple injections or through an insulin pump both for basal and bolus needs.

Type 2 diabetes, which accounts for approximately 90% of all diagnosed cases, occurs when the body becomes resistant to insulin or does not make enough insulin to properly regulate blood glucose levels. Common risk factors for type 2 diabetes include: obesity, high cholesterol, high blood pressure, advanced age, physical inactivity, gestational diabetes, race/ethnicity and a family history of diabetes. Management of type 2 diabetes requires a multifaceted approach, beginning with a healthy dietary and exercise regimen. While some individuals with type 2 diabetes are able to successfully manage their blood glucose levels through diet and exercise alone, many require oral medications to: decrease glucose production and glucose levels, stimulate insulin production, increase sensitivity to the effects of insulin, and prevent the kidneys from reabsorbing glucose. Examples of oral medications include metformin, sulfonylureas, meglitinides, thiazolidinediones, DPP-4 inhibitors, GLP-1 receptor agonists and SGLT-2 inhibitors. When oral medications in concert with lifestyle adjustments are insufficient to regulate blood glucose levels, insulin replacement therapy is required for individuals with type 2 diabetes.

AB101 Formulation and Preclinical Results

Our goal was to develop a human recombinant insulin formulation which could be administered in a single, small volume injection to cover approximately one week of basal insulin requirements. We believe that the use of a solvent based microsphere technology is ideal to achieve this objective, but insulin is a protein that is not dissolvable in oil-based solvents which presents a fundamental challenge when trying to develop a robust, predicable therapeutic. Our scientific team was able to overcome this conundrum by using PEGylation chemistry to attach a low molecular weight PEG on a specific site (PheB1) at the terminus of the insulin B peptide chain. By applying a PEG to the molecule in this fashion, insulin becomes amphiphilic and can be uniformly dissolved in in either oil or water based solutions—including microsphere formulations.

After the insulin in AB101 is PEGylated it is dissolved in a solvent along with a polymer (poly-lactic co-glycolic acid, or PLGA). The PLGA is critical for determining the rate at which the PEGylated insulin is released into the body. The combined ingredients are emulsified (a rinse cycle) to remove the solvent and then dried to form uniform, monolithic microspheres comprised of insulin and PLGA. Prior to being administered to a patient, the formulation is reconstituted in an aqueous phase comprised mostly of water. Following injection, the microspheres slowly dissolve through hydrolysis and release insulin in a controlled, highly predictable fashion over the course of one week. As a result of this unique formulation and manufacturing process, AB101 does not require any new excipients or alterations to the molecular structure of insulin and the primary ingredients, PEG and PLGA, have been used in numerous approved pharmaceutical products.

We have completed most of the critical analytical methods for AB101 including determining the strength and release profile of the drug as well as other physical and chemical attributes such as particle size and residual solvents. The company we acquired AB101 from, PRP, conducted in vitro as well as in vivo studies of AB101 including in various rat models where the following promising observations were made: (1) there was no “insulin burst” following injection and in fact less than 1% of the weekly dose of the drug was released after injection followed by sustained release over the dosing interval; (2) there was not batch variability and there were no site injection site reactions; (3) there was a repeatable pattern from one injection to the next as the profile of drug release is almost identical; (4) there was minimal peak-to-trough variation after the second injection which we believe indicates that steady-state basal levels of insulin are achievable with a single once-a-week injection at a specific dose level for individual patient needs; and (5) there was no reduction in the integrity or biological activity of insulin; and (6) AB101 properly activates the insulin receptor and signaling cascade.

AB101’s Market Potential

We believe that a once-a-week injection of AB101, if approved, will result in greater patient compliance and set a new standard in basal insulin therapy. In North America, basal insulin already commands a 47% share of total insulin usage. In 2013, Sanofi-Aventis sold approximately $8 billion of Lantus, a daily injectable basal insulin therapy while Novo Nordisk sold approximately $2 billion of Levemir, a twice daily injectable basal insulin. Our once-a-week injection would provide seven days of basal insulin coverage with the potential to significantly improve the treatment paradigm. Furthermore, there is an opportunity for AB101 to enter new markets outside of North America where basal insulin has limited penetration. Basal insulin represents 36% of all insulin use in Europe, 29% of all insulin use in Japan and Korea, 13% of all insulin use in China, and 26% of all insulin use in rest of world. Further, as a result of AB101’s weekly injection profile, it has the potential to be used in patients with type 2 diabetes who are using oral agents but who require improved glycemic control through the addition of insulin. According to the CDC, 58% of all individuals with diabetes use oral medications only, and 16% use no medication at all. As a basal insulin replacement therapy, AB101 supplements the effects of endogenous and exogenous insulin and complements the effects of orally administered hypoglycemic agents. Endogenous insulin is insulin produced by the pancreas in the human body. Exogenous insulin is insulin delivered by administration of AB101. It is generally believed that the reluctance to initiate insulin therapy is a result of resistance to take multiple injections for both regular and current long-acting insulin as well as the multiple finger sticks needed to monitor blood glucose levels.

AB101 Development Program

In first half of calendar 2014, we successfully raised more than $11 million to fund our operations including hiring and retaining qualified staff, leasing a manufacturing and research facility and engaging third party advisors to assist in the AB101 development efforts. In May 2014, we leased a facility in Louisville, Colorado which was previously used by a pharmaceutical company, allowing us to take advantage of existing pharmaceutical specific infrastructure. Nonetheless, we will still have to make leasehold improvements in our laboratory and construct a current good manufacturing principals (cGMP) aseptic manufacturing suite and we are currently working with advisors on the technical requirements and design for those improvements which we estimate will cost at least $2.5 million. We have also hired critical staff in the areas of formulation chemistry, analytical method development, preclinical development, manufacturing and quality assurance and quality control.

Following the move into our Louisville facility, we placed in service the manufacturing and analytical equipment which was previously used by our predecessor to produce AB101. We are currently testing and re-commissioning the equipment including carrying out simulated manufacturing to ensure that the platform is operational. As part of this process, we have discovered that some of the equipment is missing, broken or was managed by software which is outdated and unsupported. As a result, we anticipate acquiring or leasing additional equipment which may cost approximately $1 million. We also acquired bulk AB101 material that was manufactured by our predecessor in accordance with GLP (good laboratory practices) and we have been evaluating the feasibility of using this GLP material to advance our development program as well as for a potential clinical study outside the US. We have decided to use the material to further our preclinical activities, but it will not be used for any human clinical study. We are planning to produce fresh GLP AB101 material this year to support our IND enabling animal studies and following the completion of our manufacturing suite, we plan on producing cGMP material in 2nd half of calendar year 2015 to support our US clinical program. We are also in the process of identifying sources for raw materials including PEG, insulin, as well as PLGA.

Additional AB101 Preclinical and Clinical Plans

In the fourth quarter of calendar 2014, as a precursor to our US clinical studies and in order to fulfill FDA requirements for GLP toxicity studies in support of our IND, we plan on conducting necessary IND-enabling pre-clinical studies, including acute and sub-acute toxicity studies in at least two species (which are likely to be rodents and dogs), safety pharmacology, and mutagenicity/genotoxicity studies. We are also planning to conduct additional in vitro and in vivo pharmacology in the animal to demonstrate the promise of once weekly dosing of basal insulin.

In our clinical studies our objective is to demonstrate that AB101 is safe and effective at the intended once weekly subcutaneous dosing frequency and that it is non-inferior to current standard of care basal insulin therapies in controlling blood glucose without an undue risk of hypoglycemia. After completion of additional IND-enabling work, we plan on filing an IND with the FDA in 2015, followed by the initiation of a clinical trial in the second half of 2015. The objectives of the Phase 1 program will be to assess the single and repeat (once weekly) ascending dose safety, pharmacokinetics (PK), and pharmacodynamics (PD) in the target population with type 1 and type 2 diabetes, including confirmation of the time action profile for glucose lowering (Phase 2a data). Following successful completion of the Phase 1/2a program, Phase 2b trials in both populations will be conducted to obtain proof-of-concept for the intended once weekly dosing regimen, using the accepted biomarker for glucose efficacy (hemoglobin A1c; HbA1c), compared to a standard of care basal insulin such as Lantus.

If proof-of-concept trials are successful, we intend to expand our clinical program to include Phase 3 registration trials in various jurisdictions including the US and Europe, to obtain regulatory and marketing approval. The Phase 3 program would include studies in combination with other injectable and oral glucose lowering therapies, and would be designed to meet regulatory guidelines for the development of therapies for diabetes, while achieving an expanded label at the time of product launch.

Our Corporate Strategy

The key elements of our business strategy are described below:

Advance AB101 into clinical studies

Our objective is to create value by advancing our lead drug candidate, AB101 through various stages of clinical development. To support this strategy, we have begun hiring additional scientific staff as well as engaging third parties that will assist with our preclinical and clinical efforts including contract research organizations. Given that AB101 is an insulin product, we believe that there is tremendous value in animal studies which may be more predictive of the likelihood of human results than with other preclinical therapies and in other therapeutic environments. We also believe that our first clinical study will be highly informative with respect to the potential for AB101 to be an efficacious therapeutic.

Establish a pipeline of drug candidates which can advance through internal research efforts and advancement of our preclinical drug candidates into clinical trials

We believe it is important to maintain a diverse pipeline of new drug candidates to continue to build on the value of our business and to demonstrate that our technology is a robust platform which may be applied to other proteins and peptides. Our scientific team plans on applying our technology platform to molecules across multiple therapeutic areas. A key component of our development strategy is to potentially reduce the risks and time associated with drug development by capitalizing on the known safety and efficacy of approved drugs as well as established pharmacologic targets and drugs directed to those targets. We believe that the improved characteristics of our drug candidates will provide meaningful benefit to patients compared to the existing therapies.

Enter into strategic and high-value partnerships to bring certain of our drug candidates to market

We intend to enter into collaborations with leading pharmaceutical and biotechnology companies to fund further clinical development, manage the global regulatory filing process, and market and sell drugs in one or more geographies. We intend to decide on a drug-candidate-by-drug candidate basis how far to advance the clinical development of a particular drug candidate before seeking a collaborative relationship. The options for future collaboration arrangements range from comprehensive licensing and commercialization arrangements to co-promotion and co-development agreements with the structure of the collaboration depending on factors such as the structure of economic risk sharing, the cost and complexity of development, marketing and commercialization needs, therapeutic area and geographic capabilities.

Continue to build a leading intellectual property estate in the field of sustained release therapeutics using microsphere technology

We are committed to continuing to build on our intellectual property position in the field of specialized microsphere formulation and manufacturing. To that end, we have a comprehensive patent strategy with the objective of developing a patent estate covering a wide range of novel inventions including among others, polymer materials, conjugates, formulations, synthesis, therapeutic areas, methods of treatment and methods of manufacture.

Our Corporate History

We were incorporated under the name “Fits My Style Inc.” on July 26, 2010, as a corporation organized under the laws of the State of Nevada. From inception until the consummation of a series of transactions entered into on January 31, 2013 by and between the Company, Antria Delaware and the Stockholders of Antria Delaware pursuant to which Antria Delaware became the wholly-owned operating subsidiary of AntriaBio, Inc., the principal business of the Company was consumer retail technology.  During that time, we had no revenue and our operations were limited to capital formation, website development and refining of our business plan. As a result of the acquisition of Antria Delaware, on January 31, 2013, we ceased the operations of “Fits My Style”.

Antria Delaware was formed as a Delaware corporation in March 2010 under the name “AntriaBio, Inc.”  Effective January 10, 2013, Antria Delaware changed its name from “AntriaBio, Inc.” to “AntriaBio Delaware, Inc.”  Antria Delaware was formed with the express purpose of acquiring the assets of PRP. PRP was a company that developed proprietary technology to be used with active pharmaceutical ingredients to create sustained release injectable formulations. On January 31, 2013, we closed an asset purchase, as a result, PRP’s lead product candidate, a potential once-a-week basal insulin injection for the diabetes market, became our lead product candidate (AB101).

Effective January 10, 2013, we effectuated the following corporate actions: (i) change our state of incorporation from Nevada to Delaware; (ii) change our name from “Fits My Style Inc.” to “AntriaBio, Inc.”; and (iii) effect a 6 for 1 forward stock split of the outstanding shares of our common stock.

Acquisition of Antria Delaware

On January 31, 2013, we entered into and closed the Share Exchange and Reorganization Agreement to acquire Antria Delaware through: (i) the purchase of all of Antria Delaware's issued and outstanding shares of its common stock; and (ii) the assumption of any options, warrants or convertible securities of Antria Delaware.  In the acquisition we issued 5,880,667 shares of our common stock representing approximately 88.2% of our Company’s issued and outstanding capital stock to the stockholders of Antria Delaware. Antria Delaware is now our wholly-owned operating subsidiary and our business is Antria Delaware’s business.

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

Intellectual Property

As an innovator in the development of extended release drug therapies, we are executing a patent strategy to protect technologies and inventions that are essential to our business. As part of this strategy, we will continue to build on our existing patent portfolio by filing patent applications for additional product candidates, and novel technologies, through ongoing research and development. Our patent strategy also involves relying upon trade secrets and know-how – particularly in formulation and manufacturing – in order to develop and maintain our competitive position.

Our existing patent involves a single-step method for rapidly and efficiently preparing conjugates of insulin and its analogs with hydrophilic polymers, specifically polyethylene glycol (PEG). This method includes reacting a protein and a hydrophilic polymer in the presence of at least one organic solvent and at least one metal chelator, under near-neutral conditions. More specifically, this invention is directed to the site-specific modification of the proteins with PEG. It also provides a pharmaceutical formulation for the uniform mixture of the protein-PEG conjugate in a biodegradable polymer. This patent, which expires in April 2024, is issued in Australia, Japan and Europe, and is pending in the US, Canada, Brazil, India, China and Hong Kong.

As it relates to this invention, our lead product candidate, AB101, is comprised of a PEG molecule linked to human recombinant insulin specifically at the phenylalanine amino acid at position B1 (PheB1). A biodegradable microsphere that is a homogenous solid solution of poly (lactide-co-glycolide) and the insulin-PEG conjugate is formulated. We plan to apply this method of preparing protein-polymer conjugates, and formulating them with PLGA to future product candidates as well.

As part of our strategy to enhance our patent portfolio, in July 2014, we filed a patent application around novel methods and systems used to create biodegradable microparticles with superior syringability, injectability, flowability, uniformity and purity. When issued, this patent will expire in 2034. The methods claimed in the patent are directed towards the enhancements to the microsphere manufacturing technology platform that is broadly applicable to current and future products under development.

We plan on filing additional patent applications over the next several months that are directed towards both technology enhancements and product candidates.

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

A number of steps must be taken before a pharmaceutical agent may be marketed in the US. First, the pharmaceutical agent must undergo preclinical testing including laboratory evaluation of product chemistry and animal studies to assess the potential safety and activity of the product candidate and its formulations. The results of these studies must be submitted to the FDA as part of an IND which must be reviewed by the FDA before a proposed clinical trial can begin. Typically, clinical trials involve a three-phase process. In Phase 1, clinical trials are conducted with a small number of healthy volunteers to determine the early safety and tolerability profile and the pattern of drug distribution and metabolism. In Phase 2, clinical trials are conducted with groups of patients afflicted with a specified disease in order to determine preliminary efficacy, dosing regimens and expanded evidence of safety and tolerability. In Phase 3, large-scale, multi-center, adequate and well-controlled comparative clinical trials are typically conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. Some variation in these typical steps may be expected depending on the therapeutic disease area under investigation. For example, Phase 1 clinical trials in the area of diabetes may include patients with the target diseases.

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

Among the conditions for NDA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to current good manufacturing principles. In complying with cGMP, manufacturers must continue to expend time, money and effort in the area of production, quality control, and quality assurance to ensure full technical compliance. Manufacturing facilities are subject to periodic inspections by the FDA to ensure compliance.

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

Research and Development

We did not incur any significant research and development expenses for the period from July 1, 2013 to June 30, 2014 as most operations were start-up operations and getting the assets we acquired operational.

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

Employees

As of June 30, 2014, we had five full-time employees as well as two contract employees, all of whom have experience with pharmaceutical, biotechnology or medical product companies. None of our employees or contractors are covered by collective bargaining agreements. Since June 30, 2014, we have hired an additional six full-time employees.

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

Risks Related to Our Business

We will need substantial additional capital to fund our operations and if we fail to obtain additional capital, we may be unable to complete the development and commercialization of our product candidates or continue our research and development programs

Our operations will consume substantial amounts of cash. We expect to spend substantial amounts on research and development, including amounts spent on conducting preclinical activities, clinical trials for our product candidates, manufacturing, clinical trial materials, and expanding our research and development program. As of June 30, 2014, we have $5.9 million in cash on hand. It is anticipated that we will need at least an additional $10 million in capital through calendar year end 2015 to cover operating expenses, clinical testing and leasehold improvements on a lab facility. We expect that our cash used by operations will continue to increase for the next several years. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our drug development or research and development programs. We also may be required to:

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

Our independent registered public accounting firm’s report, contained herein, includes an explanatory paragraph that express substantial doubt about our ability to continue as a going concern.

Our financial statements have been prepared on the basis that we will continue as a going concern. For the period from March 24, 2010 (inception) to June 30, 2014, we have an accumulated deficit of $17,746,924. As of June 30, 2014, our total stockholder’s equity was $6,406,731 and we had working capital of $5,343,519. We expect to continue to incur losses for the foreseeable future as we develop and commercialize AB101, and we must raise additional capital from external sources in order to sustain our operations. Primarily as a result of our history of losses and limited cash balances, our independent registered public accounting firm has included in their audit report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, our ability to obtain financing to continue to fund our operations. We cannot provide any assurance that we will be able to raise additional capital. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our clinical and regulatory efforts.

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

Initially, we expect to derive all of our revenues, if any, from AB101. As we cannot currently enter the market with AB101, it is uncertain whether AB101 will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on our ability to successfully commercialize and market our produces. Failure of consumers to accept AB101 would significantly adversely affect our revenues and profitability.

We have never generated any revenues and may never become profitable

Since inception, we have not generated any revenues and have incurred an accumulated deficit of $17,746,924 through June 30, 2014. We expect to continue to incur substantial operating losses for the next several years as we pursue our clinical trials and research and development efforts. To become profitable, we must successfully develop, manufacture and market our product candidates, either alone or in conjunction with possible collaborators. We may never have any revenues or become profitable.

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

Our limited operating history makes it difficult to evaluate our business and prospects

Our operations to date have been limited to organizing and staffing our company and acquiring product and technology rights. We have not demonstrated an ability to perform preclinical testing, conduct clinical trials, obtain regulatory approval for or commercialize a product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully testing, developing and commercializing pharmaceutical products.

Any failure by our third-party manufacturers on which we rely to produce our preclinical and clinical drug supplies and on which we intend to rely to produce commercial supplies of any approved product candidates may delay or impair our ability to commercialize our product candidates

We rely upon a small number of third-party manufacturers and active pharmaceutical ingredient formulators for the manufacture of certain raw materials which are necessary for formulation of our material, including AB101, for preclinical and clinical testing purposes and intend to continue to do so in the future. We also expect to rely upon third parties to produce materials required for the commercial production of our product candidates if we succeed in obtaining necessary regulatory approvals. If we are unable to arrange for third-party manufacturing sources, or do so on commercially unreasonable terms, we may not be able to complete development of our product candidates or market them.

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

We may experience delays in our clinical trials that could adversely affect our financial position and our commercial prospects

For AB101, we are currently planning to begin clinical trials in the second half of calendar year 2015. Many factors could affect the timing of clinical trials, including lack of material, slow patient recruitment, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new drugs approved for the conditions we are investigating. Other companies may be conducting clinical trials or may announce plans for future trials that will be seeking patients with the same indications as those we are studying. As a result of all of these factors, our trials may take longer to enroll patients than we anticipate. Delays in patient enrollment in the trials may increase our costs and slow down our product development and approval process. Our product development costs will also increase if we need to perform more or larger clinical trials than planned. Any delays in completing our clinical trials will delay our ability to generate revenue from product sales, and we may have insufficient capital resources to support our operations.

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

Our competitors may develop and market drugs that are less expensive, more effective or safer than our product candidates

The pharmaceutical market is highly competitive. For our product candidates that use currently approved active ingredients, we will face competition from the existing delivery method with each product candidate for which we are able to obtain approval. In particular, if we successfully commercialize AB101, our product candidate would compete directly against Lantus and Levemir, which are in the market as well as Novo Nordisk’s Tresiba, and Eli Lilly’s Basil Insulin Peglispro, which are pending FDA approval. Additionally, other pharmaceutical and biotechnology companies may be developing improved formulations of the same drugs that will compete with products we are developing. While we are not aware of any products in development for a once-a-week treatment of diabetes using human insulin, we are aware of both large and small pharmaceutical companies that are attempting to formulate a once a week basal insulin. It is possible that our competitors will develop and market products that are less expensive, more effective or safer than our future products or that will render our products obsolete. We expect that competition from pharmaceutical and biotechnology companies, universities and public and private research institutions will increase. Many of these competitors have substantially greater financial, technical, research and other resources than we do. We may not have the financial resources, technical and research expertise or marketing, distribution or support capabilities to compete successfully.

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

In some foreign countries, including major markets in the European Union and Japan, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical study that compares the cost effectiveness of our product candidates to other available therapies. Such pharmacoeconomic studies can be costly and the results uncertain. Our business could be harmed if reimbursement of our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels.

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

We currently do not have any product liability insurance coverage as we have not yet begun our clinical trials on our current product candidate. We plan on obtaining product liability insurance prior to beginning our clinical trials. Our product liability insurance coverage for our clinical studies may not be sufficient to reimburse us for all expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for any of our product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain this product liability insurance on commercially reasonable terms. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

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

If we are unable to successfully remediate material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, which adversely affect investor confidence in us and, as a result, the value of our common stock.

In connection with the audit of the fiscal 2014 consolidated financial statements of AntriBio, Inc., our auditors noted material weaknesses in our controls, principally as a result of not having segregated duties as our chief accounting officer can initiate and complete transactions and not having measures that would prevent the chief accounting officer from overriding the internal control system. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting that results in more than reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. We have also begun evaluating and implementing additional procedures to improve the segregation of duties. We cannot assure you, however, that these or other measures will fully remediate the deficiencies or material weakness described above. We also cannot assure you that we have identified all of our existing significant deficiencies and material weaknesses, or that we will not in the future have additional significant deficiencies or material weaknesses.

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

Our current patent positions and license portfolio may not include all patent rights needed for the full development and commercialization of our product candidates. We cannot be sure that patent rights we may need in the future will be available for license to us on commercially reasonable terms, or at all

We typically develop our product candidates using compounds that we have in-licensed, including their original composition of matter patents and patents that claim the activities and methods for such compounds’ production and use to the extent known at that time. The Company acquired from PRP a license agreement with Brookwood Pharmaceuticals (Brookwood) which is owned by Surmodics, Inc. The license agreement allows the Company to use certain controlled delivery technology owned by Brookwood that may prove useful in the delivery of basal insulin and under certain circumstances may require royalty payments. For example, royalty payments are to be paid on the commercial sales by the Company with the royalty rate to be adjusted depending on if the Company also purchases product or supplies from Brookwood. We may also need to license additional patent rights or other rights on compounds, treatment methods or manufacturing processes because we learn that we need such rights during the continuing development of our product candidates.

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

We have been granted patents or licensed patents in the US, but patent applications that have been, or may in the future be, filed by us may not result in the issuance of additional patents. For example, in July 2014 we filed a new patent application which significantly improves the injectability of our molecules using our microsphere platforms, including AB101, which such patent may never issue. The scope of any patent issued may not be sufficient to protect our technology. The laws of foreign jurisdictions in which we intend to sell our products may not protect our rights to the same extent as the laws of the US.

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

Risks Related to Our Common Stock

Investors may experience dilution if we issue additional shares of common stock

In general, stockholders do not have preemptive rights to any common stock issued by us in the future. Therefore, stockholders may experience dilution of their equity investment if we issue additional shares of common stock in the future, including shares issuable under equity incentive plans, or if we issue securities that are convertible into shares of our common stock. Given that we will we require additional capital, we intend to raise funds in the future by issuing common stock which will cause dilution to our stockholders. The Company also has significant outstanding warrants to purchase common stock as well as a stock option pool available to employees, which if exercised, would cause dilution to our stockholders.

There is a limited trading market for our common stock, which could make it difficult for you to liquidate an investment in our common stock, in a timely manner

Our common stock is currently traded on the OTCQB. Because there is a limited public market for our common stock, you may not be able to liquidate your investment when you want. We cannot assure you that an active trading market for our common stock will ever develop. The lack of an active public trading market means that you may not be able to sell your shares of common stock when you want, thereby increasing your market risk. Until our common stock is listed on an exchange, we expect that it will continue to be listed on the OTCQB. However, an investor may find it difficult to obtain accurate quotations regarding the common stock’s market value. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity.

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

We cannot assure you that our common stock will become listed on a securities exchange and the failure to do so may adversely affect your ability to dispose of our common stock in a timely fashion

We plan to seek listing of our common stock on the NYSE MKT or a NASDAQ exchange as soon as reasonably practicable. In 2011,the NYSE MKT and the NASDAQ amended their listings to restrict the ability of companies that have completed reverse mergers to list their securities on such exchanges. In order to become eligible to list their securities on such exchange, reverse merger companies must have had their securities traded on an over-the-counter market for at least one year, maintained a certain minimum closing price for not less than 30 of the most recent 60 days prior to the filing of an initial listing application and prior to listing, and timely filed with the SEC all required reports since consummation of the reverse merger, including one annual report containing audited financial statements for a full fiscal year commencing after the date of the filing of the Form 8-K containing the Company’s Form 10 information. To date the Company has not met all of the filing requirements above and may not be able to satisfy the initial listing standards of the NYSE MKT or NASDAQ exchanges in the foreseeable future or at all. Even if we are able to list our common stock on such exchange, we may not be able to maintain a listing of the common stock on such stock exchange.

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

As a result, shares of our common stock may trade at prices significantly below the price an investor paid to acquire them. Furthermore, declines in the price of our common stock may adversely affect the Company’s ability to conduct future offerings or to recruit and retain key employees.

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

ITEM 2. PROPERTIES

Our corporate headquarters are located at 890 Santa Cruz Avenue, Menlo Park, California.

On May 5, 2014, we entered into a lease agreement with SF Infinite Drive, LLC for a lease of 27,000 square feet of office, lab and clean room space which is located at 1450 Infinite Drive, Louisville, Colorado.

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

Market Information

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

The following table sets forth the high and low last reported sale price information for our common stock for the fiscal quarters:

	Common Stock (1)
	High	Low

Third quarter 2013	$15.00	$7.50
Fourth quarter 2013	$8.40	$3.90
First quarter 2014	$5.70	$1.85
Second quarter 2014	$4.56	$1.20
Third quarter 2014	$4.08	$2.40
Fourth quarter 2014	$4.00	$1.01

(1)	The market data table takes into account our 6 for 1 Reverse Split effective May 1, 2014. The Company acknowledges that some media sites that report market and trading information reflect our trading information on a pre-Reverse Split basis and have not updated the share price data prior to the effectiveness of the Reverse Split to account for the Reverse Split.

Prior to January 1, 2013, there had been limited trades of our common shares and all had been for a nominal amount.

Holders

As of September 25, 2014 there were of record approximately 214 holders of common stock.

Dividends

We have never paid cash dividends and intend to employ all available funds in the development of our business. We have no plans to pay cash dividends in the near future. If we issue in the future any preferred stock or obtain financing from a bank, the terms of those financings may contain restrictions on our ability to pay dividends for so long as the preferred stock or bank financing is outstanding.

Equity Compensation Plan Information

Upon our acquisition of Antria Delaware pursuant to the Reverse Merger, we assumed the option agreements for 1,500,000 shares that had been issued by Antria Delaware (Assumed Options). The Assumed Options are governed by the terms of their respective option agreements. The Assumed Options generally are nontransferable and expire no later than five years from the date of grant. Between 50-66.7% of the shares of common stock issuable and/or exercised under the option agreements vested immediately on the grant date with the remainder to vest ratably monthly until the vesting date. The Assumed Options have an exercise price of $4.50 per share. The Assumed Options were duly approved by the Antria Delaware stockholders prior to the closing of the Reverse Merger and were granted to Steve Howe, Hoyoung Huh, Sankaram Mantripragada and Nevan Elam.

In June 2013, the Company approved the grant of options to purchase 8,334 shares of common stock to contractors of the Company. The options are governed by the terms of their respective option agreements and expire no later than five years from the date of the grant. The first 25% of the shares of common stock issuable and/or exercised under the option agreement vested immediately on the grant date with the remainder vesting in 25% intervals through October 2015. The options have an exercise price of $4.50

On March 26, 2014, the board of directors and the holders of a majority of the Company’s issued and outstanding stock, adopted the Company’s 2014 Stock and Incentive Plan. With the effectiveness of the plan by shareholder approval, the board issued to executives, directors and other employees options to purchase 2,835,000 shares of common stock. The options are governed by the 2014 Stock and Incentive Plan and expire no later than seven years from the date of the grant. The options vest on a monthly basis over 48 months with some options subject to a one year cliff and have an exercise price based on the fair value of the common stock on the date of grant.

The following table displays equity compensation plan information as of June 30, 2014:

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compansation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	2,835,000	3.14	915,000
Equity compensation plans not approved by security holders	1,508,334	$4.50	-
Total	4,343,334	$3.61	915,000

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of contain forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report. We assume no obligation to update forward-looking statements or the risk factors. You should read the following discussion in conjunction with Antria’s financial statements and related notes.

Our Company

We are a preclinical stage company that is developing novel, sustained release therapeutics based on our proprietary formulation and manufacturing platform. Specifically, we apply our microsphere technology to well-characterized pharmaceuticals in order to improve significantly the existing standard of care. We believe that utilizing our platform with known and approved pharmaceutical agents increases the probability of technical success while reducing safety concerns, approval risks and development costs. We also believe that our approach may result in differentiated, patent-protected products which provide significant benefits to patients. Our objective is to use our platform to create new drug candidates in multiple therapeutic areas that address large potential markets.

Our Lead Product Candidate

Our lead product candidate, AB101, is human recombinant insulin that has been formulated with a polymer in biodegradable microspheres for use in patients with type 1 and type 2 diabetes who require basal insulin replacement therapy for the control of hyperglycemia. We believe that AB101 is a unique and differentiated product when compared to existing commercially available therapies. AB101 is a once per week subcutaneous injection which provides a near peak-less, slow and uniform release of human recombinant insulin. In contrast, the two currently approved basal insulin products in this $10 billion market are administered by subcutaneous injection either daily or twice a day and unlike AB101, these products are insulin analogues (synthetic insulin).

We believe that a once-a-week injection of AB101, if approved, will result in greater patient compliance and set a new standard in basal insulin therapy. In North America, basal insulin already commands a 47% share of total insulin usage. In 2013 Sanofi-Aventis sold approximately $8 billion of Lantus, a daily injectable basal insulin therapy while Novo Nordisk sold approximately $2 billion of Levemir, a twice daily injectable basal insulin. Our once-a-week injection would provide seven days of basal insulin coverage with the potential to significantly improve the treatment paradigm. Our objective is to create value by advancing AB101 through various stages of clinical development and to explore potential partnerships with larger pharmaceutical companies following successful clinical trials.

Cash Requirements

In first half of calendar 2014, we successfully raised more than $11 million to fund our operations including hiring and retaining qualified staff, leasing a manufacture and research facility and engaging third party advisors to assist in the AB101 development efforts. As of June 30, 2014, we had $5.9 million cash on hand. Our general operating expenses average $350-$500 thousand per month and we anticipate that our current cash would be sufficient to fund our operations well into 2H of 2015. However, our current cash is not sufficient to fund the production of cGMP material required for AB101 clinical studies and it is insufficient to pay for our planned clinical study in 2H 2015. In order to advance our clinical program for AB101, we believe that we require at least an additional $10 million of cash.

Specifically, in order to produce cGMP material in our facility we will need to construct a manufacturing suite which we estimate will cost at least $2.5 million and we expect that our first clinical study in 2H 2015 will cost approximately $4 million. In addition, following the move into our Louisville facility we discovered that some of the equipment required for the production of microspheres on our platform is missing, broken or was managed by software which is outdated and unsupported and consequently we anticipate acquiring or leasing additional equipment which may cost approximately $1 million.

We believe that our current cash is sufficient to support the manufacture of fresh GLP AB101 material as well as to conduct studies in support of our IND, including acute and sub-acute toxicity studies in at least two species (which are likely to be rodents and dogs), safety pharmacology, and mutagenicity/genotoxicity studies.

We are also planning to conduct additional in vitro and in vivo pharmacology in the animal to demonstrate the promise of once weekly dosing of basal insulin.

In our clinical studies our objective is to demonstrate that AB101 is safe and effective at the intended once weekly subcutaneous dosing frequency and that it is non-inferior to current standard of care basal insulin therapies in controlling blood glucose without an undue risk of hypoglycemia. After completion of additional IND-enabling work, we plan on filing an IND with the FDA in 2015, followed by the initiation of a clinical trial in the second half of 2015. The objectives of the Phase 1 program will be to assess the single and repeat (once weekly) ascending dose safety, pharmacokinetics (PK), and pharmacodynamics (PD) in the target population with type 1 and type 2 diabetes, including confirmation of the time action profile for glucose lowering (Phase 2a data). Following successful completion of the Phase 1/2a program, Phase 2b trials in both populations will be conducted to obtain proof-of-concept for the intended once weekly dosing regimen, using the accepted biomarker for glucose efficacy (hemoglobin A1c; HbA1c), compared to a standard of care basal insulin such as Lantus.

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

Establish a pipeline of drug candidates which can advance through internal research efforts and advancement of our preclinical drug candidates into clinical trials

We believe it is important to maintain a diverse pipeline of new drug candidates to continue to build on the value of our business and to demonstrate that our technology is a robust platform which may be applied to other proteins and peptides. Our scientific team plans on applying our technology platform to molecules across multiple therapeutic areas. A key component of our development strategy is to potentially reduce the risks and time associated with drug development by capitalizing on the known safety and efficacy of approved drugs as well as established pharmacologic targets and drugs directed to those targets. We believe that the improved characteristics of our drug candidates will provide meaningful benefit to patients compared to the existing therapies.

Enter into strategic and high-value partnerships to bring certain of our drug candidates to market

We decide on a drug candidate-by-drug candidate basis how far to advance clinical development (e.g. Phase 1, 2 or 3) before seeking a partner where our strategy is to enter into collaborations with leading pharmaceutical and biotechnology companies to fund further clinical development, manage the global regulatory filing process, and market and sell drugs in one or more geographies. The options for future collaboration arrangements range from comprehensive licensing and commercialization arrangements to co-promotion and co-development agreements with the structure of the collaboration depending on factors such as the structure of economic risk sharing, the cost and complexity of development, marketing and commercialization needs, therapeutic area and geographic capabilities.

Continue to build a leading intellectual property estate in the field of sustained release therapeutics using microsphere technology

We are committed to continuing to build on our intellectual property position in the field of specialized microsphere formulation and manufacturing. To that end, we have a comprehensive patent strategy with the objective of developing a patent estate covering a wide range of novel inventions including among others, polymer materials, conjugates, formulations, synthesis, therapeutic areas, methods of treatment and methods of manufacture.

Significant Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to recoverability of long-lived assets, fair value of derivative instruments and stock-based compensation, allowances and contingencies. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstance, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

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

Derivatives

We account for warrants that are liability classified by recording the fair value of the warrant derivative liability. The fair value of the warrants is calculated using either the Black-Scholes or Lattice pricing model. We recorded the derivative expense at the inception of each instrument reflecting the difference between the fair value and the cash received. Changes in the fair value in subsequent periods were recorded to derivative income or expense for the warrants.

Income Taxes

We use the liability method of accounting for income taxes. Under this method, we recognize deferred assets and liabilities based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. We establish a valuation allowance for all deferred tax assets for which there is uncertainty regarding realization.

Results of Operations

The Company recorded net losses of $9,730,454 and $6,727,457 for the years ended June 30, 2014 and 2013, respectively.

Revenues - We are a preclinical stage company and have not yet generated any revenues.

Expenses – Operating expenses for the years ended June 30, 2014 and 2013, were $5,176,033 and $6,106,881, respectively. The Operating expenses represent expenses for getting the Company fully operational. The main decrease in operating expenses is for payroll expenses for the year ended June 30, 2014 which included $1,081,792 of stock-based compensation expense compared to $3,687,502 for the year ended June 30, 2013.

Interest expense for the years ended June 30, 2014 and 2013, was $4,230,112 and $568,859, respectively, which is interest on debt issued and the debt discount related to the beneficial conversion features recorded. The main increase in interest expense is related to the beneficial conversion feature of $2,922,938 that was recorded and amortized into interest expense during the year ended June 30, 2014.

Factors impacting our Results Operations

We have not generated any revenues since our inception in March 2010. Since inception, we have engaged in organizational activities, conducted private placements which raised additional capital, began establishing our management team, entered into an Asset Purchase Agreement to acquire all of PRP’s operating and intellectual property assets, and leased our manufacturing and research facility.

As we have now moved into our facility, hired additional employees, and placed in service the equipment we have acquired from PRP, we expect our general and administrative expenses as well as our research and development expenses to increase substantially in the next fiscal year. Among other things, we expect payroll expenses and research and development expenses to increase as we how have several additional staff hired to begin to manufacture AB101 and conduct research and development on our pipeline product candidates.

Due to the time required to conduct clinical trials and obtain regulatory approval for any of our product candidates, we anticipate it will be some time before we generate substantial revenues, if ever. We expect to generate operating losses for the foreseeable future, therefore we are continuing to evaluate raising additional capital in the near future to maintain the current operating plan. We cannot assure you that we will secure such financing that it will be adequate to execute our business strategy or that it will be on acceptable terms. Even if we obtain this financing, it may be costly and may require us to agree to covenants or other provisions that will favor new investors over our existing stockholders.

Net Cash Used in Operating Activities

During the year ended June 30, 2014, our operating activities used approximately $3.2 million in cash. The use of cash was $6.1 million lower than the net loss due to non-cash charges for stock-based compensation, derivative expenses, amortization and depreciation as well as other non-cash activities. Net cash used in operating activities also included a $134,946 decrease in accounts payable and accrued expenses – related party and cash provided by a $271,965 increase in accounts payable and accrued expenses and a $353,091 increase in interest payable.

During the year ended June 30, 2013 our operating activities used approximately $1.6 million in cash. The use of cash was $4.1 million lower than the net loss due to non-cash charges for stock-based compensation, derivative expenses and amortization. Net cash used in operating activities also included a $206,609 decrease in due from related parties and cash provided by a $804,861 increase in accounts payable and accrued expenses – related party and a $270,451 increase in interest payable.

Net Cash Used in and Provided by Investing Activities

Net cash used in investing activities during the year ended June 30, 2014 was $830,185. During the year, the Company paid a security deposit of $750,000, purchased fixed assets of $69,974 and had an increase in interest receivable – related party of $10,211.

Net cash provided by investing activities during the year ended June 30, 2013 was $185,114. During the year, the Company paid $500,000 for the acquisition of assets, purchased fixed assets of $11,717, had a decrease in interest receivable – related party of $28,206, issued notes receivable – related party of $305,603 and received payments on note receivable – related party of $974,228.

Net Cash from Financing Activities

Net cash provided by financing activities during the year ended June 30, 2014 was $9,931,549. During the year, the Company issued convertible notes payable of $2,703,000, repaid convertible notes payable of $67,500 and paid financing fees of $270,300. The Company also received proceeds from equity financings of $8,931,434 and paid out $1,365,085 in issuance costs.

Net cash provided by financing activities during the year ended June 30, 2013 was $1,417,500. During the year, the Company issued convertible notes payable of $1,575,000 and paid financing fees of $157,500.

Liquidity and Capital Resources

As of August 30, 2014, we have approximately $4.9 million in cash on hand and working capital off approximately $4.7 million. Our operating expenses fluctuate between $350 thousand and $500 thousand a month. In the 2nd half of calendar 2015, as we begin our 1st clinical study, we estimate that we will need approximately $4 million for the study. We also estimate that we will need at least $3.5 million for the build out of our facility and purchase of equipment. As such, we anticipate that we need to raise an additional $10 million in funds to continue the plan above.

During the year ended June 30, 2014, we converted $6.3 million in convertible notes payable and $722 thousand in interest payable into 5,297,964 shares of common stock and issued warrants to purchase shares of common stock. During the year ended June 30, 2014, we also closed on an equity transaction in which we issued 5,725,327 units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock. The Company received net proceeds of approximately $7.6 million from the equity transaction. While we do have cash on hand, we anticipate that we will need an additional $10 million to cover operating and capital expenses through the calendar year end 2015. We are currently evaluating raising additional capital to fund our current and future operations.

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

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities (Topic 915). The objective of the amendments in this update is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. The amendments in this update remove all incremental financial reporting requirements from US generally accepted accounting principles development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments are effective for annual reporting periods beginning after December 15, 2014, and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company has elected to early adopt this guidance, and therefore is no longer presenting the financial statements in accordance with ASU 915, with inception to date disclosures.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and such information is accumulated and communicated to our management, including our chief executive officer and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of senior management, including our chief executive officer (our principal executive officer) and our chief accounting officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the chief executive officer and chief accounting officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting at June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control—Integrated Framework. Based on that assessment under those criteria, our management has determined that, at June 30, 2014, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

The material weaknesses assessed by management were that (1) we have not segregated duties as our chief accounting officer can initiate and complete transactions, (2) we have not implemented measures that would prevent the chief accounting officer from overriding the internal control system and (3) we have not implemented controls that allow for the proper design and effectiveness of internal controls over complex transactions. We do not believe that these control weaknesses have resulted in deficient financial reporting because the chief executive officer is aware of his responsibilities under the SEC reporting requirement and personally certifies the financial reports.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information with respect to our current directors, executive officers and key employees. The term for each director expires at our next annual meeting or until his or her successor is appointed. The ages of the directors, executive officer and key employees are shown as of September 25, 2014.

Name	Position	Age
Nevan C. Elam	Chief Executive Officer and Chairman of the Board	46 (1)
Sankaram Mantripragada, Ph.D.	Chief Scientific Officer	55 (2)
Hoyoung Huh, Ph.D.	Director	45 (3)
Barry Sherman, M.D	Director	73 (4)
Morgan Fields	Chief Accounting Officer	34 (5)

(1)	Effective January 31, 2013, Nevan C. Elam was appointed as Chief Executive Officer and as a member of the Board for AntriaBio. Effective December 31, 2013, Nevan Elam was appointed as Chairman of the Board.
(2)	Effective January 31, 2013, Sankaram Mantripragada was appointed as Chief Scientific Officer for AntriaBio.
(3)	Effective January 31, 2013, Hoyoung Huh was appointed as a member of the Board of AntriaBio.
(4)	Effective July 18, 2014, Barry Sherman, M.D. was appointed as a member of the Board of AntriaBio.
(5)	Effective July 18, 2014, Morgan Fields was appointed as Chief Accounting Officer for AntriaBio.

Set forth below is biographical information with respect to each of the aforementioned individuals.

Nevan C. Elam. Mr. Elam serves as our President and Chief Executive Officer and as the Chairman of our Board. Mr. Elam also currently serves as a Managing Director of Konus Advisory Group, Inc. Prior to his service with Antria and Konus Advisory Group, Inc., Mr. Elam served as Chief Executive Officer and President of AeroSurgical Ltd., a medical device company operating out of Ireland. Prior to his service with AeroSurgical Ltd., Mr. Elam was Head of the Pulmonary Business Unit and Senior Vice President of Nektar Therapeutics from April, 2007 through December 2008 and served as Nektar's Senior Vice President of Corporate Operations and General Counsel from January 2005 through April 2007. From March 2004 through December 2004, Mr. Elam served as an Advisor to E2open, Inc. From February 2002 through March 2004, Mr. Elam served as Chief Financial Officer of E2open and from October 2000 to February 2002, he served as Vice President of Business and Corporate Development of E2open. Prior to E2open, Mr. Elam was a Partner in the corporate practice of the law firm of Wilson Sonsini Goodrich & Rosati, where he served for eight years. He serves as Director of Savara, Inc., AeroSurgical Ltd. and Aerogen Ltd. Mr. Elam received his Juris Doctorate from Harvard Law School and a Bachelors of Arts from Howard University. We believe that Mr. Elam’s experience advising pharmaceutical companies of their unique legal and regulatory obligations qualifies him to serve on the Board.

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

Hoyoung Huh, M.D., Ph.D. Dr. Huh serves as a member of the Board. Dr. Huh is currently a Managing Director of Konus Advisory Group, Inc. since founding it in January 2012 with Mr. Elam. Prior to founding Konus Advisory Group, Inc., Dr. Huh was Chief Executive Officer of BiPar Sciences, Inc. from February 2008 until December 2010. In addition, Dr. Huh has been involved in the formation, management and board positions of multiple biotechnology and innovation-based companies. Dr. Huh currently serves as the Chairman of the Board of Geron Corporation and CytomX Therapeutics as well as on the board of directors for Addex Therapeutics, ReSurge International and SF Jazz. Dr. Huh holds an M.D. from Cornell University Medical College, a Ph.D. in Genetics/Cell Biology from the Cornell University/Sloan-Kettering Institute, and a Bachelor’s degree in biochemistry from Dartmouth College. We believe that Dr. Huh’s medical experience and his experience working with pharmaceutical companies qualifies him to serve on the Board.

Barry Sherman, M.D. Dr. Sherman serves as a member of the Board. Dr. Sherman was most recently President and CEO of StemPar Sciences, a newly formed company in the emerging field of cancer metabolism. He has more than 30 years of experience in academic and pharmaceutical biomedical research. Dr. Sherman was Genentech's first Senior Vice President and Chief Medical Officer, served as President and CEO of Anergen Inc., and was a founder of Pain Therapeutics and BiPar Sciences. Prior to joining Genentech in 1985, Dr. Sherman was Professor of Medicine and Endocrinology at the University of Iowa-College of Medicine, where he served as Associate Chairman of the Department of Internal Medicine and Director of the National Institutes of Health-Sponsored Clinical Research Center. Dr. Sherman is a graduate of the University of Michigan where he received both his A.B. and M.D. degrees with honors. We believe that Dr. Sherman’s medical experience and his experience working with pharmaceutical companies qualifies him to serve on the Board.

Morgan Fields. Ms. Fields serves as our Chief Accounting Officer. Ms. Fields, has served as the Controller of Antria Delaware since October 2012.   Prior to joining AntriaBio, Ms. Fields was an Assurance Director with McGladrey LLP and had been with McGladrey LLP since 2003. Ms. Fields is a Certified Public Accountant and received her Bachelor's degree in accounting as well as her Masters in Accounting from the University of Northern Iowa.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Legal Proceedings

We are not aware of any material legal proceedings to which any of our executive officers or any associate of any of our executive officers is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

Other than Mr. Howe, who resigned as a member of the board on July 18, 2014, we are not aware of any of our executive officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

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

Audit Committee

We do not have a separately designated standing audit committee. Our entire Board acts as our audit committee. We do not have a financial expert on our Board, however we will consider adding a financial expert as we continue to grow and increase our Board.

Committees of the Board of Directors

We have no standing audit, compensation, corporate governance or nominating committee due to our small size. Our Board is responsible for developing our approach to corporate governance issues.

The Company has established a Scientific Advisory Board (SAB). Dr. Huh will serve as the Chairman of the SAB. The other members of the board are Fredrick B. Kraemer, M.D., Philip Home, M.A., D.Phil., D.M., F.R.C.P., Jerrold Olefsky, M.D., Andrew R. Hoffman, M.D., and C. Ronald Kahn, M.D.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the period from July 1, 2013 to June 30, 2014, other than EU One Group, LLC and Steve Howe, all filing requirements applicable to its officers, directors and ten percent beneficial owners were complied with.

EU One Group, LLC, a Nevis limited liability company and stockholder of Antria Delaware and Steve Howe did not report the transfer of 166,667 shares from EU One Group, LLC to Steve Howe on Form 3.

Non-Employee Director Compensation

In consideration for their Antria board of director’s service, Antria compensates its directors in the form of options for each year for their continued service. Antria also reimburses its directors for reasonable out of pocket expenses incurred in attending Antria’s board meetings and in carrying out their board duties. During the fiscal year ended June 30, 2014, Mr. Howe was granted an option to purchase up to 125,000 shares of common stock under the 2014 Stock and Incentive Plan. Dr. Huh was granted an option to purchase up to 350,000 shares of common stock under the 2014 Stock and Incentive Plan.

On July 1, 2012, AntriaBio entered into a consulting agreement with Dr. Huh whereby Dr. Huh agreed to provide AntriaBio services including, but not limited to, serving on the Board as lead independent director, assisting AntriaBio in efforts to obtain funding and assisting in business development activities. On March 26, 2013, Dr. Huh and the Company entered into a termination agreement, whereby Dr. Huh and the Company agreed to terminate the consulting agreement in accordance with the termination agreement. Fees related to this consulting agreement were $54,000 for the period from July 1, 2013 through June 30, 2014 for the services performed, including serving as a director on the board.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the particulars of compensation paid to our current and former executive officers during the years ended June 30, 2014 and 2013.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Award ($) (e)	Option Award ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Current Named Executive Officers

Nevan Elam (1)	2014	310,252	50,983	-	557,763	-	-	-	918,998
Chief Executive Officer	2013	230,000	-	-	1,181,939	-	-	-	1,411,939

Sankaram Mantripragada (2)	2014	295,000	70,175	-	177,293	-	-	-	542,468
Chief Scientific Officer	2013	285,000	-	-	337,697	-	-	-	622,697

Former Named Executive Officers

Steve Howe (3)	2014	125,000	65,625	-	197,676	-	-	3,283	391,584
Executive Chairman	2013	250,000	-	-	675,394	-	-	6,152	931,546

Nickolay Kukekov (4)	2014	-	-	-	-	-	-	-	-
Chief Executive Officer	2013	-	-	-	-	-	-	-	-
to January 31, 2013

Nir Bar (5)	2014	-	-	-	-	-	-	-	-
President and Treasurer	2013	-	-	-	-	-	-	-	-
to September 15, 2012

Guy Turnowski (5)	2014	-	-	-	-	-	-	-	-
Secretary	2013	-	-	-	-	-	-	-	-
to September 15, 2012

(1)	Mr. Elam was appointed the Chief Executive Officer of Antria Delaware on June 1, 2012 and was appointed the Chief Executive Officer of AntriaBio on January 31, 2013. Mr. Elam received a base salary of $230,000 beginning in June 2012 which increased to $390,000 on March 26, 2014.

(2)	Dr. Mantripragada was appointed the Chief Scientific Officer of Antria Delaware on April 1, 2012 and was appointed the Chief Scientific Officer of AntriaBio on January 31, 2013. Dr. Mantripragada is to receive a base salary of $275,000 beginning in April 2012 which increased to $295,000 on January 1, 2013.

(3)	Mr. Howe was appointed the Executive Chairman of Antria Delaware on April 1, 2012 and was appointed the Executive Chairman of AntriaBio on January 31, 2013 and resigned as Executive Chairman on December 18, 2013 and resigned as director on July 18, 2014. Mr. Howe received a base salary of $250,000 beginning in April 2012, which ended upon his resignation. Also included is the cost of a corporate country club membership of which Mr. Howe had exclusive use during the time.

(4)	Dr. Kukekov was appointed to these positions on September 4, 2012 and resigned on January 31, 2013. Dr. Kukekov did not receive any compensation for his service as our Chief Executive Officer and Director.

(5)	Mr. Bar and Mr. Turnowski were appointed to these positions on July 26, 2010 and resigned on September 15, 2012. For the years ended June 30, 2014 and 2013 no compensation was paid to either individual.

Outstanding Equity Awards

The following table provides a summary of equity awards outstanding for each of the Named Executive Officers and Directors as of June 30, 2014:

Name (a)	Number of Securities Underlying Unexercised Options Exerciable (#) (b)	Number of Securities Underlying Unexercised Options Unexercisable (#) (c)	Equity Incentive Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)

Steve R. Howe (1)	78,704	-	87,963	$4.50	1/30/2018
	7,813	-	117,118	$3.12	3/26/2021
	86,517		205,081

Nevan C. Elam	429,398	-	153,936	$4.50	1/30/2018
	84,375		1,265,625	$3.12	3/26/2021
	513,773		1,419,561

Sankaram Mantripragada, Ph.D.	122,686	-	43,981	$4.50	1/30/2018
	31,250		468,750	$3.12	3/26/2021
	153,936		512,731

Hoyoung Huh, Ph.D	416,667	-	-	$4.50	1/30/2018
	105,209		328,128	$3.12	3/26/2021
	521,876		328,128

(1)	Mr. Howe was originally granted 333,334 options, however, pursuant to a domestic relations order, on April 17, 2013, Mr. Howe transferred 166,667 vested shares to Mrs. Howe. On July 18, 2014, Mr. Howe resigned as a member of the board at which time options to purchase 93,751 shares had vested. The 197,916 options, which were unearned as of July 18, 2014, were forfeited.

Director Compensation

The following table shows the particulars of compensation paid to our current and former directors during the years ended June 30, 2014 and 2013.

Name and Principal Position (a)	Year (b)	Fees earned or paid in Cash ($) (c)	Stock Award ($) (d)	Option Award ($) (e)	Non-Equity Incentive Plan Compensation ($) (f)	Nonqualified Deferred Compensation Earnings ($) (g)	All Other Compensation ($) (h)	Total ($) (i)
Current Named Directors
Nevan Elam (1)	2014	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-

Hoyoung Huh (2)	2014	54,000	-	54,919	-	-	-	108,919
	2013	108,000	-	1,482,572	-	-	-	1,590,572

Former Named Directors
Steve Howe (3)	2014	-	-	17,260	-	-	-	17,260
	2013	-	-	-	-	-	-	-

Nickolay Kukekov (4)	2014	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-

Nir Bar (5)	2014	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-

Guy Turnowski (5)	2014	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-

(1)	The only compensation received by this individual was for serving as an officer of the company and included in the executive compensation.

(2)	On July 1, 2012, AntriaBio entered into a consulting agreement with Dr. Huh whereby Dr. Huh agreed to provide AntriaBio services including, but not limited to, serving on AntriaBio’s board of directors as lead independent director, assisting AntriaBio in efforts to obtain funding and assisting in business development activities. He also received options to purchase 416,667 shares on January 30, 2013 and 350,000 shares on March 28, 2014.

On March 26, 2014, Dr. Huh entered into a termination agreement (the “Huh Termination Agreement”). Pursuant to the terms of the Huh Termination Agreement, Dr. Huh and the Company agreed to terminate the Consulting Agreement in accordance with the Huh Termination Agreement. The Huh Termination Agreement provides for the following: (i) the termination of the consulting agreement; (ii) the waiver of any notice provisions set forth in the Consulting Agreement; (iii) the release of any obligations owed to or from either Dr. Huh or the Company under the Consulting Agreement; and (iv) the waiver of any amounts due and owing to Dr. Huh under the Consulting Agreement.

(3)	On December 18, 2013, Mr. Howe resigned as the Executive Chairman and remained on as a director of the Board. On March 28, 2014, he received options to purchase 125,000 shares of common stock. On July 18, 2014, Mr. Howe resigned from the Board.

(4)	Dr. Kukekov was appointed to this position on September 4, 2012. Dr. Kukekov did not receive any compensation for his service as a Director. Effective September 25, 2013, Dr. Kukekov resigned from the Board.

(5)	Mr. Bar and Mr. Turnowski were appointed to these positions on July 26, 2010 and resigned on September 15, 2012. For the years ended June 30, 2014 and 2013 no compensation was paid to either individual.

Employment Agreements

Nevan Elam

On June 18, 2012, Antria Delaware entered into an agreement with Nevan Elam to serve as Chief Executive Officer of Antria Delaware. Under the terms of this agreement, Mr. Elam will be entitled to receive an annual base of two hundred thirty thousand dollars ($230,000) until the executive commits full time to the business at which time his salary will increase to three hundred fifty thousand dollars ($350,000). At any time following the date of Mr. Elam’s employment agreement, the Antria Delaware board of directors may request in writing that Mr. Elam commit one hundred percent (100%) of his time and energy to the business of Antria Delaware and Mr. Elam shall have 60 days to comply with the Antria Delaware board of directors’ request or shall tender his resignation as an officer of Antria Delaware. Mr. Elam is entitled to an annual bonus equal to forty percent (40%) of his base salary based on criteria set by the Antria Delaware board of directors. Mr. Elam is also eligible for a one-time bonus when the Company raises an aggregate of $5,000,000 in financing. Mr. Elam is also eligible to receive grants of options to purchase shares of common stock as consideration for services rendered. Mr. Elam will be eligible to participate in all benefit programs available to our executives and employees, including any employee incentive option plan, and medical and dental benefit plans. Antria Delaware will also provide life and disability insurance. Also under the terms of the agreement, Mr. Elam will be entitled to reimbursement for reasonable travel and business expenses and receives a monthly automobile allowance. Additionally, at age 65, Mr. Elam is entitled to a pension benefit equal to one-month's salary for each year of employment. The agreement requires Mr. Elam to undertake certain confidentiality, non-competition and non-solicitation obligations. In the event that Antria Delaware terminates Mr. Elam’s employment without cause, Antria Delaware will pay the base salary severance on a monthly basis to Mr. Elam for a period of six months.

On March 26, 2014, we entered into an amended and restated employment agreement with Mr. Elam, amending his employment agreement. The amended employment agreement provides, among other things, for: (i) an increase in Mr. Elam’s base salary from $230,000 to $390,000; (ii) a termination of the bonus due to Mr. Elam under the Employment Agreement upon the Company raising at least $5,000,000 in an equity financing; (iii) a termination of the car allowance granted to Mr. Elam under the Employment Agreement; and (iv) the termination of the pension benefit at the age of 65 equal to one-month salary for each year of employment.

Sankaram Mantripragada

On April 1, 2012, Antria Delaware entered into an agreement with Sankaram Mantripragada to serve as Chief Scientific Officer of Antria Delaware. Dr. Mantripragada will report to the Chief Executive Officer and under the terms of the employment agreement, Dr. Mantripragada is entitled to receive an annual base salary of $275,000 which increased to $295,000 on January 1, 2013 that is subject to annual adjustment recommended by the Chief Executive Officer and approved by the Compensation Committee of the Antria Delaware board of directors. Dr. Mantripragada is eligible for one-time bonuses when certain clinical testing has begun. Dr. Mantripragada also is entitled to receive an annual cash bonus of up to forty percent (40%) of his base salary, determined based on specified criteria agreed upon in advance. Dr. Mantripragada is eligible to receive grants of options to purchase shares of our common stock as consideration for services rendered, at the discretion of our Antria Delaware board of directors. Dr. Mantripragada is eligible to participate in all benefit programs available to our executives and employees, including medical and dental benefit plans. Also under the terms of the agreement, Dr. Mantripragada is entitled to reimbursement for reasonable travel and business expenses and receives a monthly automobile allowance. Additionally, at the age of 65, Dr. Mantripragada is entitled to a pension benefit equal to one month’s salary for each year of his employment. If he is terminated other than for cause or due to or after a change of control, all of Dr. Mantripragada’ unvested options will accelerate, and he will continue to receive his then base salary and health insurance for a period of up to twelve months. The agreement also requires Dr. Mantripragada to undertake certain confidentiality, non-competition and non-solicitation obligations.

On March 26, 2014, we entered into an amended and restated employment agreement with Dr. Mantripragada, amending the employment agreement. The amended employment agreement amends the employment agreement to remove the pension benefit owned to Dr. Mantripragada such that Dr. Mantripragada is no longer entitled to a pension benefit at the age of 65 equal to one-month’s salary for each year of employment.

Steve Howe

On April 1, 2012, Antria Delaware entered into an agreement with Steve Howe to serve as Executive Chairman of Antria Delaware. Under the terms of this agreement, Mr. Howe will be entitled to receive an annual base of $250,000 which is to be raised to $325,000 when the Company raises an aggregate of $5,000,000 in financing. In addition, Mr. Howe is entitled to an annual bonus equal to thirty percent (30%) of his base salary based on criteria set by the Antria Delaware board of directors. Mr. Howe is eligible to receive grants of options to purchase shares of common stock as consideration for services rendered. Mr. Howe will be eligible to participate in all benefit programs available to our executives and employees, including any employee incentive option plan, and medical and dental benefit plans. Antria Delaware will also provide life and disability insurance. Also under the terms of the agreement, Mr. Howe will be entitled to reimbursement for reasonable travel and business expenses and receives a monthly automobile allowance.

On December 13, 2013, Mr. Howe resigned as our Executive Chairman. Pursuant to his resignation, on March 26, 2014, Mr. Howe and the Company entered into a termination agreement to terminate Mr. Howe’s employment agreement. The termination agreement provides for, among other things: (i) the termination of the Howe Employment Agreement; (ii) the waiver of any notice provisions set forth in the Howe Employment Agreement; (iii) the release of any obligations owed to or from either Mr. Howe or the Company under the Howe Employment Agreement; and (iv) the waiver of any amounts due and owing to Mr. Howe under the Howe Employment Agreement.

Morgan Fields

On January 27, 2014, the Company entered into an agreement with Morgan Fields to serve as the Controller of the Company. Under the terms of the agreement Ms. Fields will be entitled to receive an annual base of $100,000 an annual bonus of up to 15% of her base salary based on criteria set by the Company. Ms. Fields is eligible to participate in all benefit programs available to our executives and employees, including medical and dental benefit plans. The agreement also requires Ms. Fields to undertake certain confidentiality obligations. On July 18, 2014, the board of directors approved the appointment of Ms. Fields to Chief Accounting Officer. The board approved the change in the annual salary to $130,000 and the issuance of additional stock options for 25,000 shares of common stock. All other terms of the original employment agreement remain.

Compensation Committee Interlocks and Insider Participation

We do not have a standing compensation committee or a committee performing similar functions. Because we assumed the employment agreements of Antria Delaware in connection with the Reverse Merger, the Board did not have any deliberations concerning the compensation of our executive officers. All amendments to compensation agreements were approved by the board. With respect to the amendments to Messrs. Elam and Mantripragada’s employment agreements, Dr. Huh and Mr. Howe participated in the deliberation of such amendments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of September 25, 2014, regarding the ownership of our common stock by:

•	each person who is known by us to own more than 5% of our shares of common stock; and

•	each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 18,091,792 shares of common stock outstanding as of September 25, 2014.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and generally includes voting or investment power with respect to securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days through the exercise of any warrant, stock option, or other right. Shares subject to options that are exercisable within 60 days following September 25, 2014, are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Information regarding our Equity Compensation Plan is set forth in Item 5 above and is incorporated herein by Reference.

	Shares of Common Stock		Percentage of Class
Name and Address of Benefical Owner	Beneficially Owned		Beneficially Owned

EU One Group, LLC (1) L'Estoril, 31 Avenue Princesse Grace MC 98000, Monaco	3,000,000		16.6%

Sankaram Mantripragada 999 18th Street, Suite 3000 Denver, CO 80202	1,204,862	(2)	6.6%

Konus Advisory Group, Inc. 890 Santa Cruz Avenue Menlo Park, CA 94025	842,949		4.7%

Hoyoung Huh 890 Santa Cruz Avenue Menlo Park, CA 94025	1,310,657	(2)(3)	7.1%

Alpha Ventures Capital Partners, LP 2026 Crystal Wood Drive Lakeland, FL 33801	2,307,694		12.0%

Sheldon Miller 31731 Northwestern Hwy, Suite #280 Farmington Hills, MI 48334	969,084		5.3%

Nevan C. Elam 890 Santa Cruz Avenue Menlo Park, CA 94025	1,501,629	(2)(3)	8.0%

Morgan Fields 890 Santa Cruz Avenue Menlo Park, CA 94025	21,771	(2)	0.1%

Barry Sherman 890 Santa Cruz Avenue Menlo Park, CA 94025	4,688	(2)	0.0%

All current executive officers and directors as a group (5 persons)	3,200,658		16.5%

(1)	EU One Group, LLC is a Nevis limited liability company. Phillip Feller has sole voting and investment power with respect to these EU One Group, LLC shares.

(2)	Includes the vested portion of the options granted by Antria Delaware that were assumed by the Company in connection with the Reverse Merger and the options granted under the 2014 Stock and Incentive Plan.

(3)	Includes shares beneficially owned by Konus Advisory Group, Inc. Konus Advisory Group, Inc. is a Delaware corporation in which Hoyoung Huh and Nevan Elam, members of our Board, have shared voting and investment power with respect to these Konus Advisory Group, Inc. shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The Company entered into an agreement to acquire 100% of the outstanding stock of Antria Delaware. The Company has issued 5,880,667 shares of common stock in connection with the Reverse Merger and assumed the options, warrants and convertible securities of Antria Delaware. In connection with the Reverse Merger, no shares of common stock were issued to Steve Howe, a director of the Company, 666,667 shares of common stock were issued to Hoyoung Huh and Nevan Elam, directors of the Company, through their control of Konus, 398,667 shares of common stock were issued to Nickolay Kukekov, a director of the Company, and 1,000,000 shares of common stock were issued to Sankaram Mantripragada, an officer of the Company. In connection with our assumption of the options, warrants and convertible securities of Antria Delaware, Messrs. Howe and Elam and Drs. Mantripragada and Huh have the right to purchase shares of common stock pursuant to the terms of the options between Antria Delaware and the aforementioned officers and directors.

Employment Agreements

As part of our acquisition of Antria Delaware, we assumed all of the employment agreements between our current executive officers and Antria Delaware. The terms of the employment agreements are set forth above and are incorporated herein by reference.

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

On March 26, 2014, Dr. Huh and the Company entered into the Huh Termination Agreement. Pursuant to the terms of the Huh Termination Agreement, Dr. Huh and the Company agreed to terminate the Consulting Agreement in accordance with the termination agreement. The termination agreement provides for the following: (i) the termination of the Consulting Agreement; (ii) the waiver of any notice provisions set forth in the Consulting Agreement; (iii) the release of any obligations owed to or from either Dr. Huh or the Company under the Consulting Agreement; and (iv) the waiver of any amounts due and owing to Dr. Huh under the Consulting Agreement.

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

On March 26, 2014, we entered into an amended and restated employment agreement with Mr. Elam, amending his employment agreement. The amended employment agreement provides, among other things, for: (i) an increase in Mr. Elam’s base salary from $230,000 to $390,000; (ii) a termination of the bonus due to Mr. Elam under the Employment Agreement upon the Company raising at least $5,000,000 in an equity financing; (iii) a termination of the car allowance granted to Mr. Elam under the Employment Agreement; and (iv) the termination of the pension benefit at the age of 65 equal to one-month’s salary for each year of employment. Beginning in April 2014, Mr. Elam was paid directly by the Company.

Konus Note

On November 14, 2013, we issued into a 14% promissory note in the principal amount of $250,000 (Konus Note) to Konus in order to evidence funds Konus loaned to the Company. Pursuant to the terms of the Konus Note, the principal balance of the Note is due at the earlier of, (i) November 1, 2014 or (ii) ten days after the closing of an equity financing that raises at least three million dollars. As we completed an initial close of the Unit Financing for aggregate proceeds of approximately $5 million on March 31, 2014, we paid the outstanding principal and interest balance on the Konus Note on April 1, 2014. We also issued to Konus a warrant to purchase 39,117 shares of our common stock at an exercise price of $7.50 per share of common stock for a period of five (5) years from the issuance of the warrant.

Konus Repayment Agreement

On March 26, 2014, we entered into a repayment agreement with Konus. Pursuant to the terms of the Repayment Agreement, we agreed to repay to Konus $1,182,644, representing the total amounts due and owing to Konus for services rendered by Konus as of January 31, 2014 and its consultants to the Company (Balance) as set forth in the Konus Agreements (as defined in the Repayment Agreement) through, (i) the issuance of $275,000 worth of shares of our common stock (Payment Shares) with such Payment Shares to be valued at $1.56 per share and (ii) a cash payment or series of cash payments totaling $907,644 to be paid at such time as mutually agreed to by Konus and the Company.

Review, Approval or Ratification of Transactions with Related Persons

We rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to determine whether our current director or our new directors are independent. We have determined that as of the date of this Annual Report Barry Sherman would qualify as “independent” in accordance with the published listing requirements of The NASDAQ Stock Market and for purposes of Section 16 of the Exchange Act. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit-Related Fees

The aggregate fees billed by Berman & Company, P.A. for professional services rendered to us in connection with the audit of our annual financial statements for the years ended June 30, 2014 and 2013 were zero and $14,309, respectively.

The aggregate fees billed by Spectra Financial Services, LLC for professional services rendered to us in connection with the audits of the annual financial statements of Antria Delaware for the years ended June 30, 2014 and 2013 were $22,650 and $85,796, respectively.

The aggregate fees billed by EKS&H LLLP for professional services rendered to us in connection with the audit of our annual financial statements for the years ended June 30, 2014 and 2013 were $126,884 and $67,020, respectively.

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

Tax Fees

The aggregate fees billed by BKD for professional services rendered to us in connection with the completion of the tax returns for the years ended June 30, 2014 and 2013 were $15,500 and $4,500, respectively.

All Other Fees

None

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The following documents are filed as part of this Form 10-K, as set forth on the Index to Financial Statements found on page F-1.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of June 30, 2014 and 2013

•	Consolidated Statements of Operations for the years ended June 30, 2014 and 2013

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended June 30, 2014 and 2013

•	Consolidated Statements of Cash Flows for the years ended June 30, 2014 and 2013

•	Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

Not Applicable.

(a)(3)	Exhibits

2.1	Share Exchange and Reorganization Agreement, January 31, 2013 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

2.2	Plan of Conversion, dated January 10, 2013 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filing on January 11, 2013)

3.1	Articles of Conversion, dated January 10, 2013 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filing on January 11, 2013)

3.2	Certificate of Conversion, dated January 10, 2013 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filing on January 11, 2013)

3.3	Certificate of Incorporation, dated January 10, 2013 (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K filing on January 11, 2013)

3.4	Delaware Bylaws, dated January 10, 2013 (incorporated by reference to Exhibit 3.4 of the Company’s Form 8-K filing on January 11, 2013)

3.5	Certificate of Amendment to the Certificate of Incorporation, dated April 30, 2014 (incorporated by reference to Exhibit 3.5 of the Company’s Form S-1 filing on May 20, 2014)

4.1	Form of Konus Warrant (incorporated by reference to Exhibit 4.5 of the Company’s Form 8-K filing on April 1, 2014)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filing on April 1, 2014)

4.3	Form of Bridge Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filing on January 16, 2014)

4.4	Form of Conversion Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filing on April 1, 2014)

4.5	Form of Compensation Warrant (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filing on May 14, 2014)

10.1	Asset Purchase Agreement with PR Pharmaceuticals (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.2	Employment Agreement with Steve Howe, dated April 1, 2012 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.3	Termination Agreement with Steve Howe, dated March 26, 2014 (incorporated by reference to Exhibit10.5 of the Company’s Form 8-K filing on April 1, 2014)

10.4	Employment Agreement with Nevan Elam, dated June 18, 2012 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.5	Amended and Restated Employment Agreement with Nevan Elam, dated March 26, 2014 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filing on April 1, 2014)

10.6	Employment Agreement with Sankaram Mantripragada, dated April 1, 2012 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.7	Amended and Restated Employment Agreement with Sankaram Mantripragada, dated March 26, 2014 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filing on April 1, 2014)

10.8	Advisory Services Agreement with Konus Advisory Group, Inc., dated July 2, 2012 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.9	Consulting Agreement with Hoyoung Huh, dated July 1, 2012 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.10	Termination Agreement with Hoyoung Huh, dated March 26, 2014 (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filing on April 1, 2014)

10.11	Option Agreement with Steve Howe, dated January 30, 2013 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.12	Option Agreement with Nevan Elam, dated January 30, 2013 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.13	Option Agreement with Sankaram Mantripragada, dated January 30, 2013 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.14	Option Agreement with Hoyoung Huh, dated January 30, 2013 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.15	Related Party Line of Credit with Drywave Technologies (incorporated by reference to the Company’s Form S-1A filing on June 25, 2014)

10.16	Note Payable with Konus Advisory Group (incorporated by reference to the Company’s 8-K filing on November 15, 2013)

10.17	Subscription Agreement (incorporated by reference to the Company’s 8-K filing on January 16, 2014)

10.18	Form of Bridge Note (incorporated by reference to the Company’s Form 8-K filing on January 16, 2014)

10.20	Form of Note Conversion Letters (incorporated by reference to the Company’s Form 10-Q filing on February 13, 2014)

10.21	Unit Subscription Agreement (incorporated by reference to the Company’s Form 8-K filing on April 1, 2014)

10.21	Konus Repayment Agreement (incorporated by reference to the Company’s Form 8-K filing on April 1, 2014)

10.22	JSDC Services Agreement (incorporated by reference to the Company’s Form 8-K filing on April 4, 2014)

10.23	AntriaBio, Inc. 2014 Stock and Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Information Statement on Schedule 14C filed on April 10, 2014)

10.24	Lease Agreement (incorporated by reference to the Company’s Form 8-K filing on May 12, 2014)

21.1	Listing of Subsidiaries *

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data File (Form 10-K for the fiscal year ended June 30, 2013 furnished in XBRL)**

* Filed herewith

** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTRIABIO, INC.

Date: September 29, 2014	By:	/s/ Nevan Elam
Nevan Elam Chief Executive Officer (Principal Executive Officer)

Date: September 29, 2014	By:	/s/ Morgan Fields
Morgan Fields Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the following persons in the capacities and on the dated indicated.

Signature	Title	Date

/s/ Nevan Elam		September 29, 2014
Nevan Elam	Chief Executive Officer and Director

/s/ Hoyoung Huh		September 29, 2014
Hoyoung Huh	Director

/s/ Barry Sherman		September 29, 2014
Barry Sherman	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ANTRIABIO, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of AntriaBio, Inc.

Menlo Park, California

We have audited the accompanying consolidated balance sheets of AntriaBio, Inc. and subsidiary (the “Company”) as of June 30, 2014 and 2013, and the related statements of operations, stockholders’ deficit, and cash flows for each of the periods then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AntriaBio, Inc. and subsidiary as of June 30, 2014 and 2013, and the results of their operations and their cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

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

EKS&H LLLP

Denver, Colorado

September 29, 2014

AntriaBio, Inc.

Consolidated Balance Sheets

	June 30, 2014	June 30, 2013

Assets

Current assets
Cash	$5,934,534	$527
Note receivable - related party	-	163,829
Interest receivable - related party	-	3,341
Inventory	289,600	223,000
Due from related party	-	183,346
Deferred financing, net	-	146,037
Other current assets	83,425	95,469
Total current assets	6,307,559	815,549

Non-current assets
Fixed assets, net	337,932	275,717
Intangible assets, net	9,161	12,705
Deposit	750,000	-
Total non-current assets	1,097,093	288,422

Total Assets	$7,404,652	$1,103,971

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$460,311	$188,346
Accounts payable and accrued expenses - related party	397,055	807,001
Convertible notes payable	60,000	3,732,500
Interest payable	11,079	380,575
Warrant derivative liability	35,595	157,761
Total current liabilities	964,040	5,266,183

Non-current liabilities:
Deferred lease liability	33,881	-
Total non-current liabilities	33,881	-

Total Liabilities	997,921	5,266,183

Commitments and Contingencies (Note 12)

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 18,091,792 and 6,666,667 shares issued and outstanding, June 30, 2014 and 2013, respectively	18,092	6,667
Additional paid-in capital	24,135,563	3,847,591
Accumulated deficit	(17,746,924)	(8,016,470)
Total stockholders' equity (deficit)	6,406,731	(4,162,212)

Total Liabilities and Stockholders' Equity (Deficit)	$7,404,652	$1,103,971

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Operations

	Years Ended June 30,
	2014	2013

Operating expenses
Consulting fees	$579,817	$647,925
Compensation and benefits	2,260,598	4,485,064
Research and development	34,317	3,494
Insurance	154,722	101,276
Meals and entertainment	32,562	17,670
Professional fees	724,385	620,162
Rent	134,952	73,256
Travel	106,421	90,048
Amortization and depreciation	11,303	295
Investor relations	661,914	39,031
General and administrative	475,042	28,660
Total operating expenses	5,176,033	6,106,881

Loss from operations	(5,176,033)	(6,106,881)

Other income (expense)
Interest income	12,180	106,044
Interest expense	(4,230,112)	(568,859)
Derivative expense	(336,489)	(157,761)
Total other income (expense)	(4,554,421)	(620,576)

Net loss	$(9,730,454)	$(6,727,457)

Net loss per common share - basic	$(1.04)	$(1.08)
Net loss per common share - diluted	$(1.04)	$(1.08)

Weighted average number of common shares outstanding - basic	9,384,662	6,204,568

Weighted average number of common shares outstanding - diluted	9,384,662	6,204,568

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

						Total
			Common	Additional		Stockholders'
	Common Stock, $0.001 Par Value		Stock	Paid-in	Accumulated	Equity
	Shares	Amount	Subscribed	Capital	Deficit	(Deficit)

Balance at June 30, 2012	5,880,667	$5,881	$(5,881)	$100	$(1,289,013)	$(1,288,913)

Stock-based compensation	-	-	-	3,687,502	-	3,687,502

Warrant expense	-	-	-	191,126	-	191,126

Conversion of equity in reverse merger acquisition	786,000	786	5,881	(31,137)	-	(24,470)

Net loss for the year ended June 30, 2013	-	-	-	-	(6,727,457)	(6,727,457)

Balance at June 30, 2013	6,666,667	$6,667	$-	$3,847,591	$(8,016,470)	$(4,162,212)

Stock-based compensation	-	-	-	1,081,792	-	1,081,792

Beneficial conversion feature	-	-	-	2,922,938	-	2,922,938

Fair value of warrants for financing and conversion	-	-	-	6,476,606	-	6,476,606

Fair value of warrants to be issued	-	-	-	690,187	-	690,187

Issuance of common stock, net of issuance costs of $2,263,804	5,725,327	5,725	-	3,477,683	-	3,483,408

Issuance of common stock for note conversions	5,297,964	5,298	-	4,959,581	-	4,964,879

Issuance of common stock as repayment of related party balance	176,283	176	-	274,824	-	275,000

Cashless exercise of warrants	100,550	101	-	(101)	-	-

Issuance of common stock for services	125,001	125	-	404,462	-	404,587

Net loss for the year ended June 30, 2014	-	-	-	-	(9,730,454)	(9,730,454)

Balance at June 30, 2014	18,091,792	$18,092	$-	$24,135,563	$(17,746,924)	$6,406,731

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(9,730,454)	$(6,727,457)
Amortization of notes payable discount	3,356,000	19,312
Amortization of deferred financing costs	416,337	279,096
Amortization of intangible asset	3,544	295
Depreciation expense	7,759	-
Stock-based compensation expense	1,081,792	3,687,502
Stock issued for services	404,587	-
Warrant expense	126,427	-
Derivative expense	336,489	157,761
Bad debt expense	341,780	-
Changes in operating assets and liabilities:
Decrease in other assets	12,044	6,706
(Increase) in inventory	(66,600)	-
(Increase) decrease in due from related parties	18,947	(206,609)
Increase in accounts payable and accrued expenses	271,965	80,117
(Decrease) increase in accounts payable and accrued expenses - related party	(134,946)	804,861
Increase in interest payable	353,091	270,451
Deferred lease liability	33,881	-
Net Cash Used In Operating Activities	(3,167,357)	(1,627,965)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(69,974)	(11,717)
Payment of deposit	(750,000)	-
Acquisition of assets	-	(500,000)
(Increase) decrease in interest receivable - related party	(10,211)	28,206
Issuance of note receivable - related party	-	(305,603)
Payments on note receivable - related party	-	974,228
Net Cash (Used In) Provided By Investing Activities	(830,185)	185,114

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of financing costs	(270,300)	(157,500)
Proceeds from issuance of convertible notes payable	2,703,000	1,575,000
Repayments of convertible notes payable	(67,500)	-
Proceeds from issuance of notes payable - related party	234,700	-
Repayments of notes payable - related party	(234,700)	-
Proceeds from issuance of equity financing	8,931,434	-
Payment of placement agent compensation and issuance costs	(1,365,085)	-
Net Cash Provided By Financing Activities	9,931,549	1,417,500

Net increase (decrease) in cash	5,934,007	(25,351)

Cash - Beginning of Year	527	25,878

Cash - End of Year	$5,934,534	$527

(Continued)

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-
Interest	$15,726	$-

Non-Cash Transactions:
Assumption of accrued expenses in reverse merger	$-	$1,207
Assumption of due to/from related party in reverse merger	$-	$23,263
Conversion of convertible notes payable to common stock	$6,308,000	$-
Conversion of interest payable to common stock	$722,587	$-
Conversion of accounts payable and accrued expense - related party to common stock	$275,000	$-
Beneficial conversion feature recorded as a debt discount	$2,922,938	$-
Warrant value recorded as a debt discount	$433,062	$-
Reclassification of warrant liability to equity	$1,407,739	$-
Warrant value recorded as issuance costs	$898,719	$-

Assets acquired in asset acquisition:
Inventory	$-	$223,000
Fixed Assets	-	264,000
Intangible assets	-	13,000
Cash paid for asset acquisition	$-	$500,000

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Notes to Consolidated Financial Statements
June 30, 2014

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

Effective May 1, 2014, the Company effected a 6 to 1 reverse split of the Company’s common stock, in which for every six (6) shares of common stock combined into one (1) share of common stock. All share and per share amounts have been retroactively restated to reflect the forward split.

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

Accounting Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. Such estimates and assumptions impact, among others, the following: estimated useful lives and potential impairment of intangible assets, the fair value of share-based payments and warrants, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing and expected future operating losses. Actual results could differ from those estimates.

Risks and Uncertainties - The Company's operations may be subject to significant risk and uncertainties including financial, operational, regulatory and other risks associated with a preclinical stage company, including the potential risk of business failure. See Note 3 regarding going concern matters.

Cash - In the statement of cash flows, cash includes cash in hand.

Note Receivable – Related Party – Notes receivable represent amounts due to the Company, and are recorded at cost less an allowance for note losses, if necessary.

Inventory – Inventory is stated at the lower of cost or market. Inventory consists of materials of AB101 acquired from PR Pharmaceuticals, Inc., as well as inventory purchased to make new material. All inventory is recorded at its acquisition cost.

Deferred Finance Costs - Direct, incremental finance costs related to the convertible notes payables that are recorded in liabilities are amortized over the term of the respective instrument through charges to interest expense using the effective interest method. Total deferred financing cost included in deferred financing amount to $146,037 as of June 30, 2013, which is net of accumulated amortization of $362,088. As of June 30, 2014, the Company amortized $416,337 of deferred financing costs into interest expense as all of the associated notes were converted into equity.

Fixed Assets – Fixed assets are carried at cost less accumulated depreciation and amortization. The fixed assets primarily consist of lab and manufacturing equipment. Depreciation is computed using the straight-line method over the estimated useful lives. The fixed assets have not been placed into service as of June 30, 2013 and had not begun depreciating as they were being stored until a lab facility has been established at which time the assets can be installed and placed into service. The Company placed the assets into service in June 2014 and began depreciating the assets.

Intangible Assets – Costs of establishing patents, consisting of legal and filing fees paid to third parties, are expensed as incurred. The value of the current intangible asset is based on the asset values assigned in the asset acquisition discussed in Note 5. The intangible assets are being amortized over 11 years which is the remaining life of the patents acquired. The amortization expense is expected to be $1,181 for each of the next five fiscal years.

Deposits – Deposits represent amounts paid as a security deposit on the lease of the facilities and is recorded at cost.

Due to Related Parties - Due to related parties represent obligations to pay for goods or services that have been acquired in the ordinary course of business from suppliers, have been paid for by a related party, and are classified as current liabilities if payment is due within one year or less (or in the normal operating cycle of the business if longer). If not, they are presented as non-current liabilities.

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

Income Taxes – The Company accounts for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Company’s balance sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company’s valuation allowance in a period are recorded through the income tax provision on the statements of operations.

The Company adopted ASC 740 (formerly known as FIN No. 48, Accounting for Uncertainty in Income Taxes). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. The Company reports tax related interest and penalties as a component of interest expense.

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

Comprehensive Income (Loss) – Comprehensive income (loss) is defined as all changes in stockholder’s equity from transactions and other events and circumstances. Therefore, comprehensive income (loss) includes our net loss and all charges and credits made directly to stockholder’s equity other than stockholders contributions and distributions. As of June 30, 2014 and 2013, the Company has no items other than net loss affecting comprehensive loss.

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

Although there were common stock equivalents of 12,420,943 and 10,172,431 shares outstanding at June 30, 2014 and 2013, respectively, consisting of stock options and warrants; they were not included in the calculation of earnings per share because they would have been anti-dilutive.

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

The carrying amounts of financial instruments including cash and cash equivalents, notes receivable – related party, due to related parties, and notes payable approximated fair value as of June 30, 2014 and 2013 due to the relatively short maturity of the respective instruments.

The warrant derivative liability recorded as of June 30, 2014 and 2013 is recorded at an estimated fair value based on a Black-Scholes pricing model. On April 16, 2014, the Company recorded a warrant derivative liability at an estimated fair value using an income approach based on a Lattice Model due to down round provisions and reclassified to equity on May 16, 2014 when the down round provisions were removed at an estimated fair value based on a Black-Scholes pricing model. The warrant derivative liability is considered a level 3 fair value measurement with the entire change in the balance recorded through earnings. See significant assumptions in Note 10. The following table sets forth a reconciliation of changes in the fair value of financial instruments classified as level 3 in the fair value hierarchy:

Balance as of June 30, 2013	$(157,761)
Total unrealized gains (losses):
Included in earnings	(336,489)
Warrant reclassified to equity	1,407,739
Warrant recorded as derivative liability	(949,084)
Balance as of June 30, 2014	$(35,595)

Recently Issued Accounting Pronouncements -In June 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities (Topic 915). The objective of the amendments in this update is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. The amendments in this update remove all incremental financial reporting requirements from US GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments are effective for annual reporting periods beginning after December 15, 2014, and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company has elected to early adopt this guidance, and therefore is no longer presenting the financial statements in accordance with ASU 915, with inception to date disclosures.

Reclassifications – Certain amounts reported in prior years in the Consolidated Financial Statements have been reclassified to conform to the current year’s presentation.

Subsequent Events – The Company has considered subsequent events through the date of issuance of this Report on Form 10-K, and has determined no additional disclosure is necessary, other than those disclosed in the footnotes.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company incurred a net loss of $9,730,454 and net cash used in operations of $3,167,357 for the year ended June 30, 2014, and stockholders’ equity of $6,406,731 and an accumulated deficit of $17,746,924 at June 30, 2014.  In addition, the Company is in the preclinical stage Company and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Share-based Payments and warrants – The Company is required to exercise judgment in calculating the fair value of share based payments and warrants. The fair value calculation includes several inputs that are subject to management’s judgement. Management reviews these inputs on a regular basis to determine that the values used in the calculation are consistent with current economic events and historical events.

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

As the purchase was treated as an asset acquisition, the value assigned for the assets acquired for the price paid in cash is as follows:

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

Note 6 Fixed Assets

The following is a summary of fixed assets and accumulated depreciation:

	Useful
	Life	June 30, 2014	June 30, 2013
Furniture and fixtures	5 - 7 years	$6,728	$-
Lab equipment	3 - 15 years	315,951	275,717
Construction in process	-	23,012	-
		345,691	275,717
Less: accumulated depreciation		(7,759)	-
		$337,932	$275,717

Depreciation expense was $7,759 and none for the years ended June 30, 2014 and 2013, respectively.

Note 7 Related Party Transactions

Effective September 1, 2011, the Company issued a $1,000,000 line of credit to a related party, which had common ownership with the Company. The line of credit was issued in order for the Company to obtain a higher interest rate on excess cash. The balance due on the line of credit as of June 30, 2014 and 2013 was zero and $163,829, respectively, plus accrued interest of zero and $3,341, respectively. The Company was obligated to fund the unused amount under the line of credit through maturity of the line of credit. The line of credit bares interest equal to the lower of 10%, or the Wall Street Journal Prime Rate (3.25% at June 30, 2013) plus 5%. The interest rate at June 30, 2013 was 8.25%. The line of credit was for a period of one year and matured on August 31, 2012. A late charge of 5% of the outstanding balance was charged on the line of credit on December 31, 2012. The line of credit is secured by one million shares of the related party’s common stock. As of June 30, 2014, the Company wrote off the entire balance due from the related party of $177,382.

During the year ended June 30, 2014, the Company incurred consulting expenses of $321,205 and professional expenses of $57,345, for services performed by related parties of the Company and included in the statements of operations. As of June 30, 2014, $397,055 of related party expenses are recorded in accounts payable and accrued expenses – related party.

During the year ended June 30, 2013, the Company incurred consulting expenses of $598,995 and professional expenses of $135,000, for services performed by related parties of the Company and included in the statements of operations. As of June 30, 2013, $807,001 of related party expenses are recorded in accounts payable and accrued expenses – related party.

As of June 30, 2014 and 2013, the due from related party was zero and $183,346 respectively, for expenses paid on behalf of related parties. The Company wrote off the entire balance due from the related party during fiscal 2014.

Note 8 Convertible Notes Payable

2010 Notes (See (A) below.) - During 2010 and 2011, the Company issued 8% convertible notes payable for which principal and interest is due two years after date of issuance. The Company is required to pay a loan fee equal to 100% of the notes principal balance, which is recorded as a loan discount and being amortized on the effective yield method over the term of the notes.

Upon the close of a “Financing”, which means any third party capital investment in the Company, in cash, that is $2,500,000 or greater, the outstanding principal balance and at the option of the Lender, the unpaid accrued interest on these convertible notes shall convert in whole into the number of whole shares of common stock obtained by dividing the outstanding principal balance and unpaid accrued interest on these convertible notes at the time of such Financing, by the Conversion Price. The “Conversion Price” under these notes shall initially be 65% of the common share price of the Financing, subject to adjustment as provided herein. If the Company elects to pay the accrued interest on these convertible notes in cash, the accrued interest payment shall be due on the date the principal amount is converted to common stock. These terms were modified as disclosed below.

2011 Notes (See (B) below.) – During June 2011, the Company issued 8% convertible notes payable via Private Placement Memorandum (“PPM”). The PPM authorizes the issuance of up to $2,000,000 of convertible notes payable for which principal and interest is due one year after date of issuance. Pursuant to the terms of the PPM, upon an offering by the Company of common stock totalling at least $5,000,000 (a “Qualified Offering”) the notes will automatically and on a mandatory basis convert (the “Mandatory Conversion”) into common shares of the Company and the right to receive warrants. On the date of closing of a Qualified Financing of common shares, the Notes will convert into common shares of the Company at a price equal to 65% of the price per common share of the Qualified Financing (the “Mandatory Conversion Price”), subject to a maximum conversion pre-money valuation of $20,000,000, and the right to receive Warrants. The conversion will include the face amount of the Notes and include any accrued and unpaid interest. For each common share received as a result of the Mandatory Conversion, the Investor will receive one (1) warrant to purchase one (1) common share of the Company at an exercise price equal to 135% of the price per common share at which the Notes are converted pursuant to the Mandatory Conversion. The warrants will be exercisable at any time for a period of five years from the date of the Qualified Offering. These terms were modified as disclosed below.

2011 Notes (See (C) below) – In September 2011, the Company amended its 2011 PPM (above) to remove the mandatory conversion feature and to permit conversion of the notes payable at the option of the lender. The remaining terms remain essentially the same as the 2011 Notes described above.

On July 1, 2012, the Company amended its June 15, 2011 PPM on its twelve month, 8% convertible notes payable to issue up to an additional $2,000,000 in convertible notes and to extend it offering termination date to October 1, 2012. In addition, the amended PPM changes the definition of a “Qualified Financing” from $5,000,000 to $2,500,000. On the maturity date of the convertible notes, or the closing of a Sale of the Company, whichever occurs first, the lenders are permitted an elective conversion option to convert the outstanding principal and interest on the convertible notes at the lower of 65% of the price per share of common stock in the Qualified Financing or 65% of the common stock price using a pre-money valuation of the Company of $20 million. With each share of common stock received, the investor will also receive a warrant to purchase two shares of common stock at 135% of the price per common stock at the time the note was converted. The Company reserved the right to withdraw the offering at any time.

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

In the second fiscal quarter of 2014, the Company sent letters to the holders of the 2010, 2011 and 2012 notes requesting amendment of their convertible notes payable. The convertible notes payable were amended to: (i) fix the conversion price of the notes into common stock at $1.50 per share, (ii) require mandatory conversion of principal and interest, and (iii) change the definition of a qualified financing to an equity financing of at least $3,000,000. Note holders of $3,032,500 of the convertible notes payable balances outstanding have signed and returned the amendment letter. Based on the fixed conversion price, the intrinsic value of the beneficial conversion feature of $653,000 was calculated and recorded as a discount to the notes payable. As of June 30, 2014, $653,000 of the debt discount has been amortized into interest expense as these all amortized as part of the conversion.

2013 Notes – In December 2013 and January 2014, the Company issued $2,703,000 of 8% convertible promissory notes payable for which principal and interest is due six months after the date of issuance. Pursuant to the note agreements, if the Company issues equity securities in a transaction resulting in gross proceeds of at least $3,000,000, the promissory note and accrued interest will automatically convert to common stock at a conversion price of $1.26 per share. The notes also allow the investor to convert at any time prior to maturity at $1.26 per share at their option. With the promissory note, the investor will also receive a warrant to purchase common stock equal to one-half of the principal amount of the promissory note. The warrant will have an exercise price of $1.89 per share and will be exercisable for three years from date of issuance.

The value of the proceeds of the notes was allocated to the warrants as discussed in Note 9 and the remaining balance was allocated to the beneficial conversion feature as the intrinsic value of the beneficial conversion feature was greater than the remaining proceeds of the notes. The discount on the notes is being amortized into interest expense over the remaining life of the notes.

On March 31, 2014, the Company closed on an equity transaction which qualified as a “qualified financing.” As such the $2,703,000 in 2013 Notes and the accrued interest was converted into 2,186,838 shares of our common stock. The Company has also converted $4,275,172 of the 2010, 2011 and 2012 Notes and accrued interest into 3,111,126 shares of our common stock as of June 30, 2014. The remaining balance of any debt discounts on the notes converted was recorded into interest expense at the time of the conversion.

The convertible notes outstanding as of June 30, 2014 and 2013 include:

	2014	2013

2010 Notes (A)	$60,000	$562,500
2011 Notes (B)	-	645,000
2011 Notes (C)	-	1,700,000
2012 Notes (D)	-	825,000
Total	$60,000	$3,732,500

The notes originated at various dates from April 2010 through January 2013 and matured at various dates from February 2012 to January 2014.

As of June 30, 2014, all of the outstanding convertible notes have matured and payments were due on demand and remains convertible at the holders option. The convertible notes which have not been repaid or converted continue to accrue interest at a rate of 8%.

Note Payable – Related Party – On November 14, 2013, the Company issued a 14% promissory note with a related party. The note allows funds to be borrowed until March 1, 2014 for up to $250,000. The note matures on the earlier of November 1, 2014 or when the Company closes on an equity financing of at least $3,000,000. The Company also issued a warrant for one share of common stock for each dollar of principal loaned. The warrant was issued on March 1, 2014 for option to purchase up to 39,117 shares of common stock. The warrant exercise price will be $7.50 per share and will be exercisable for five years. As of June 30, 2014, the outstanding balance on the note is zero and the accrued interest is zero as the principal balance of $234,700 and interest of $12,895 was paid in full on April 1, 2014. The warrants were issued on March 26, 2014 for a fair value of $76,062.

Note 9 Shareholders’ Equity (Deficit)

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

Preferred Stock – The Company is authorized to issue 20,000,000 shares of Preferred Stock with each share having a par value of $0.001. No preferred shares are designated and there are no preferred shares issued and outstanding as of June 30, 2014 and 2013.

During 2014, the Company completed a private placement transaction in which the Company issued 5,725,327 units to accredited investors. Each unit consists of one share of our common stock and one common share purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $2.34 per share and the warrant will expire 36 months following the issuance. The Company received net proceeds of $7.6 million after the placement agent compensation and issuance costs paid of $1,365,085 and $898,719 of warrant expense recorded as issuance costs.

In addition to the units issued, the Company also issued 562,352 additional warrants to investors who invested in the 2013 Notes and also in the private placement. For each dollar that was invested in the 2013 Notes, the Company would issue one-half of one common share purchase warrant for their investment in the private placement transaction for up to 150% of their investment in the 2013 Notes. The warrants will be exercisable at $2.34 per share and will expire 36 months after they were issued.

On March 31, 2014, the Company entered into a services agreement whereby the Company receives assistance with investor relations relating to digital strategy, website and investor materials, market awareness and other services. The compensation for these services will be 500,000 shares of common stock to be issued over a twelve-month period. As of June 30, 2014, 125,001 shares of common stock have been issued under the agreement and recorded as investor relations expense of $404,587 during the year ended June 30, 2014.

The Company issued no shares of common or preferred stock during the year ended June 30, 2013 other than those shares issued as part of the Reverse Merger. The Company has not declared or paid any dividends or returned any capital to shareholders as of June 30, 2014 and 2013.

Note 10 Stock-Based Compensation

Options - AntriaBio adopted individual stock option plans in January 2013 for four officers and/or directors of the Company. The stock option plans granted 1,500,000 option shares with an exercise price of $4.50 per share. Options to purchase 819,445 shares vested immediately, options to purchase 541,667 shares vest monthly over three years and 138,888 shares vested on May 31, 2013.

In June 2013, AntriaBio adopted individual stock option plans for two consultants of the Company. The stock option plans granted 8,334 shares with an exercise price of $4.50 per share. Option to purchase 2,084 shares vested immediately with the remaining shares vesting at various dates through October 2014.

On March 26, 2014, the Company adopted the AntriaBio, Inc. 2014 Stock and Incentive Plan which allows the Company to issue up to 3,750,000 of common stock in the form of stock options, incentive options or common stock. As of June 30, 2014, the Company granted 2,835,000 of these shares to current employees and directors of the Company. The options have an exercise price from $3.12 to $3.44 per share. The options vest monthly over four years, with some options subject to a one year cliff before the options begin to vest monthly.

AntriaBio has computed the fair value of all options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. AntriaBio estimated a volatility factor utilizing a comparable published volatility of a peer company. Due to the small number of option holders and all options being to officers, directors, or high level employees AntriaBio has estimated a forfeiture rate of zero. AntriaBio estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.

AntriaBio has computed the fair value of all options granted during the year ended June 30, 2014 using the following assumptions:

Expected volatility	94%
Risk free interest rate	2.16% - 2.26%
Expected term (years)	7
Dividend yield	0%

Stock option activity is as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding, June 30, 2012	-	$-	-
Granted	1,508,334	$4.50
Outstanding, June 30, 2013	1,508,334	$4.50	4.6
Granted	2,835,000	$3.14
Outstanding, June 30, 2014	4,343,334	$3.61	5.6

Exercisable at June 30, 2014	1,387,871	$4.33	4.0

Stock-based compensation expense related to the fair value of stock options was included in the statement of operations as compensation and benefits expense of $1,081,792 and $3,687,502 for the years ended June 30, 2014 and 2013, respectively. The unrecognized stock-based compensation expense at June 30, 2014 is $7,756,739. AntriaBio determined the fair value as of the date of grant using the Black-Scholes option pricing method and expenses the fair value ratably over the vesting period.

Warrants- AntriaBio issued warrants to agents in conjunction with the closing of various financings and issued warrants in note conversions and private placements as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding, June 30, 2012	-	$-	-
Warrants issued to placement agents	41,424	$2.03
Warrants issued to placement agent	233,334	$2.03
Warrants issued to placement agent	18,334	$4.95
Outstanding, June 30, 2013	293,092	$2.21	4.1
Warrants issued to note holders	225,259	$1.89
Warrants issued to note holders	4,039,184	$1.98
Warrants issued to related party	39,117	$7.50
Warrants issued in private placement	6,287,679	$2.34
Warrants issued to placement agent	290,861	$1.56
Warrants issued for invest or relations	66,667	$3.34
Warrants exercised	(100,550)	$1.17
Warrants forfeited	(41,570)	$1.17
Outstanding, June 30, 2014	11,099,739	$2.21	3.6

The Company issued warrants to purchase 41,424 shares of common stock at a price of $2.03 per share, exercisable from August 2012 through August 2017 to a placement agent in connection with the closing of convertible notes payable on specific PPMs. The Company issued a warrant to purchase 233,334 shares of common stock at a price of $2.03 per share, exercisable from August 2012 through August 2017 to a placement agent in connection with the closing of over $1,000,000 in convertible notes payable. The Company issued warrants to purchase 18,334 shares of common stock at a price of $4.95 per share, exercisable from February 2013 through February 2018 in connection with the closing of convertible notes payable on specific PPMs. The Company issued warrants to various note holders to purchase 225,259 shares of common stock at a price of $1.89 per share, exercisable from December 2013 through January 2017 in connection with the issuance of convertible notes. The Company issued warrants to a related party as part of a settlement of debt to purchase 39,117 shares of common stock at a price of $7.50 per share, exercisable from March 2014 through March 2019. The Company issued warrants to various note holders to purchase 4,039,184 shares of common stock at an average price of $1.98 per share of common stock, exercisable through April 2019 in connection with the conversion of convertible notes payable into equity. The Company issued warrants to purchase 6,287,679 shares of common stock at a price of $2.34 per share, exercisable through April 2017 in connection with the issuance of units in the private placement that was closed in April. The Company issued warrants to placement agent to purchase 290,861 shares of common stock at a price of $1.56 per share, exercisable through April 2021 in connection with the private placement that closed in April. The Company issued warrants to purchase 66,667 shares of common stock at a price of $3.44 per share, exercisable through May 2017 and 2019 in connection with investor relations activities that were performed.

The warrants exercisable for the 41,424 shares of common stock were accounted for under liability accounting and were fair valued at each reporting period until April 1, 2014 when the warrants were reclassified to equity as the exercise price became fixed. The value of the warrants to purchase 41,424 shares as of April 1, 2014 was $102,917, which was the fair value of the warrant on the date it was reclassified to additional paid-in capital, and was $157,761 as of June 30, 2013, which was recorded as a liability on the consolidated balance sheets with the fair value adjustment recorded as derivative expense on the consolidated statements of operations. The warrants exercisable for the 233,334 shares of common stock were accounted for under liability accounting and were fair valued at each reporting period until March 31, 2014 when the warrants were reclassified to equity as the exercise price became fixed. The value of the warrants to purchase 233,334 shares as of March 31, 2014 was $614,635, which was recorded as additional paid-in capital, and was not valued as of June 30, 2013 as the value could not be determined as an exercise price had not yet been fixed.

The warrants exercisable for the 18,334 shares of common stock are accounted for under equity treatment and fair valued as of the date of issuance. The fair value of the warrants was valued at $191,126 and recorded as additional paid-in-capital and deferred financing fees. The deferred financing fees were being amortized over the term of the notes associated with the warrants and were fully amortized as of June 30, 2014. The warrants for the 225,259 shares of common stock are accounted for under equity treatment and were recorded at the allocated fair value as of the date of issuance. The fair value of the warrants was $524,594 and the allocated fair value of $433,062 was recorded into additional paid-in capital and as a discount to the note payable balance. The unamortized discount was fully expensed into interest upon the conversion of the bridge notes in fiscal 2014.

The warrants exercisable for the 6,287,679 shares of common stock were accounted for under equity treatment and were recorded at the allocated fair value as of the date of issuance. The fair value of the warrants was $14,432,123 and the allocated fair value of $3,184,222 was recorded into additional paid-in capital. The warrants for the 4,039,184 shares of common stock were accounted for under the equity treatment and were recorded at the allocated fair value as of the date of issuance. The fair value of the warrants was $11,111,739 and the allocated fair value of $2,065,708 was recorded into additional paid-in capital. The warrants for the 39,117 was accounted for under the equity treatment and fair valued as of the date of issuance. The fair value of the warrants was valued at $76,062 and recorded as additional paid-in capital and interest expense. The warrants exercisable for the 290,861 shares were accounted for under liability accounting on the date they were recorded. The warrants to purchase 290,861 shares value was $898,719 when recorded using a Lattice pricing model. On May 16, 2014, the warrants to purchase 290,861 shares terms were fixed and the warrants were fair valued at $690,187 using a Black-Scholes pricing model and reclassified into equity with the fair value adjustment recorded as derivative expense on the consolidated statement of operations.

The warrants exercisable for the 66,667 shares of common stock are accounted for under liability accounting for the shares that have vested and were recorded at their fair value on the date of issuance of $50,365 as a liability and as professional fees and investor relation expense. The fair value as of June 30, 2014 was $35,595 which is reflected as a liability with the fair value adjustment recorded as a derivative expense on the consolidated statements of operations.

On May 2, 2014, an investor elected to exercise their warrant under a net issue exercise in which 100,550 shares of common stock were issued and 41,570 warrant shares were forfeited.

These warrants were valued using the Black-Scholes option pricing model on the date of issuance except for the warrants to purchase 290,861 shares which were valued using a Lattice pricing model. In order to calculate the fair value of the warrants in both models, certain assumptions were made regarding components of the model, including the closing price of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and warrant term. Changes to the assumptions could cause significant adjustments to valuation. AntriaBio estimated a volatility factor utilizing a comparable published volatility of a peer company. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.

The Black-Scholes valuation methodology was used because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions were as follows:

Expected volatility	92% - 97%
Risk free interest rate	0.78% - 2.21%
Contractual term (years)	3 - 7
Dividend yield	0%

We utilize a lattice model to determine the fair market value of the warrants to purchase 290,861 shares on the day they were issued. The warrants issued resulted in a warrant derivative liability of $898,719. The lattice model accommodates the probability of exercise price adjustment features as outlined in the warrant agreement. Under the terms of the warrant agreement, at any time while the warrant is outstanding, the exercise price per share can be reduced in proportion to the exercise price per share of future warrants issued that is lower than the exercise price per share as stated in the warrant agreement. The estimated fair value was derived using the lattice model with the following assumptions:

Expected volatility	93%
Risk free interest rate	2.21%
Contractual term (years)	7
Dividend yield	0%

Note 11 Income Taxes

Taxing jurisdictions related to income taxes are the Unites States Federal Government and the State of Colorado. The provision for income taxes is as follows:

	Year Ended June 30,
	2014	2013

Current tax benefit
Federal	$-	$-
State	-	-
	-	-

Deferred tax benefit
Federal	2,006,831	2,052,267
State	79,548	184,451
Change in valuation allowance	(2,086,379)	(2,236,718)
	-	-
Total tax expense	$-	$-

Deferred taxes are a result of differences between income tax accounting and GAAP with respect to income and expenses. The following is a summary of the components of deferred taxes recognized in the financial statements as of June 30, 2014 and 2013:

	As of June 30,
	2014	2013

Deferred tax assets
Net operating loss carryforward	$2,267,379	$562,335
Start-up and organizational expenses	457,495	580,219
Stock-based compensation	1,683,247	1,265,350
Derivative expense	129,986	60,943
Other	17,093	(26)
Total deferred tax assets	4,555,200	2,468,821

Valuation allowance	(4,555,200)	(2,468,821)
Net deferred taxes	$-	$-

The valuation allowance was established because the Company had not reported earnings in order to support the recognition of the deferred tax asset. The Company has net operating loss carryforwards of approximately $5,869,000 for federal and state income tax purposes. Federal and state net operating loss carryforwards, to the extent not used, will expire starting in 2031. Under provisions of the Internal Revenue Code, substantial changes in the Company’s ownership may result in limitations on the amount of net operating loss carryforwards that can be utilized in future years. The Company is no longer subject to income tax examinations for federal income taxes before 2010 and for Colorado before 2009.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income for the following periods, due to the following:

	Year Ended June 30,
	2014	2013

Computed "expected" tax expense (benefit)	$(3,308,354)	$(2,293,815)
Change in income taxes from:
State taxes net of federal benefit	(79,549)	(184,451)
Permanent differences	1,301,524	241,548
Change in valuation allowance	2,086,379	2,236,718
	$-	$-

Note 12 Commitments and Contingencies

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

Lease Commitments – In May 2014, the Company entered into a lease of approximately 27,000 square feet of office, laboratory and clean room space to be leased for seventy two months. The lease requires monthly payments of $28,939 adjusted annually by approximately 3% plus triple net expenses monthly of $36,427 adjusted annually. The Company also made a security deposit of $750,000 which is held by the landlord and will be returned gradually over the next several years.

As of June 30, 2014, minimum rental commitment under the operating lease is as follows:

Year Ending June 30,
2015	$262,183
2016	359,468
2017	370,252
2018	381,360
2019	392,855
Thereafter	335,747
$2,101,865

Legal Matters - From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest.

