Form 10-Q
period 2014-09-30
AntriaBio, Inc.
filed 2014-11-12
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-54495

ANTRIABIO, INC

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-3440894
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1450 Infinite Drive, Louisville, Colorado	80027
(Address of Principal Executive Offices)	(Zip Code)

(303) 222-2128

(Registrant’s Telephone Number, including Area Code)

890 Santa Cruz Avenue, Menlo Park, CA 94025

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

Number of shares of issuer’s common stock outstanding as of November 12, 2014: 18,217,793

i

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

AntriaBio, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Consolidated Balance Sheets

	September 30, 2014	June 30, 2014
	(Unaudited)
Assets

Current assets
Cash	$4,297,892	$5,934,534
Inventory	301,902	289,600
Other current assets	95,877	83,425
Total current assets	4,695,671	6,307,559

Non-current assets
Fixed assets, net	812,181	337,932
Intangibile assets, net	8,866	9,161
Deposit	750,000	750,000
Total non-current assets	1,571,047	1,097,093

Total Assets	$6,266,718	$7,404,652

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$320,114	$460,311
Accounts payable and accrued expenses - related party	381,806	397,055
Convertible notes payable	60,000	60,000
Deferred lease liability, current portion	15,984	-
Capital lease payable, current portion	83,182	-
Interest payable	11,579	11,079
Warrant derivative liability	20,243	35,595
Total current liabilities	892,908	964,040

Non-current liabilities:
Deferred lease liability, less current portion	253,068	33,881
Capital lease payable, less current portion	101,695	-
Total non-current liabilities	354,763	33,881

Total Liabilities	1,247,671	997,921

Commitments and Contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 18,217,793 and 18,091,792 shares issued and outstanding, September 30, 2014 and June 30, 2014	18,218	18,092
Additional paid-in capital	24,962,445	24,135,563
Accumulated deficit	(19,961,616)	(17,746,924)
Total stockholders' equity	5,019,047	6,406,731

Total Liabilities and Stockholders' Equity	$6,266,718	$7,404,652

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Operations

	Three Months
	Ended September 30,
	2014	2013
	(Unaudited)
Operating expenses
Consulting fees	$283,633	$81,274
Compensation and benefits	1,013,025	358,453
Research and development	112,558	-
Insurance	38,164	44,813
Professional fees	154,345	165,649
Rent	88,616	12,862
Travel	36,761	5,456
Amortization and depreciation	27,690	886
Investor relations	315,685	14,119
General and administrative	164,641	17,391
Total operating expenses	2,235,118	700,903

Loss from operations	(2,235,118)	(700,903)

Other income (expense)
Interest income	1,694	3,454
Interest expense	(500)	(164,817)
Derivative expense	19,232	42,735
Total other income (expense)	20,426	(118,628)

Net loss	$(2,214,692)	$(819,531)

Net loss per common share - basic and diluted	$(0.12)	$(0.12)

Weighted average number of common shares outstanding - basic and diluted	18,133,756	6,666,667

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statement of Stockholders' Equity (Deficit)

From June 30, 2013 to September 30, 2014 (Unaudited)

			Common	Additional		Total
	Common Stock, $0.001 Par Value		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Subscribed	Capital	Deficit	Equity (Deficit)

Balance at June 30, 2013	6,666,667	6,667	-	3,847,591	(8,016,470)	(4,162,212)

Stock-based compensation	-	-	-	1,081,792	-	1,081,792

Beneficial conversion feature	-	-	-	2,922,938	-	2,922,938

Fair value of warrants for financing and conversion	-	-	-	6,476,606	-	6,476,606

Fair value of warrants to be issued	-	-	-	690,187	-	690,187

Issuance of common stock, net of issuance costs of $2,263,804	5,725,327	5,725	-	3,477,683	-	3,483,408

Issuance of common stock for note conversions	5,297,964	5,298	-	4,959,581	-	4,964,879

Issuance of common stock as repayment of related party balance	176,283	176	-	274,824	-	275,000

Cashless exercise of warrants	100,550	101	-	(101)	-	-

Issuance of common stock for services	125,001	125	-	404,462	-	404,587

Net loss for the year ended June 30, 2014	-	-	-	-	(9,730,454)	(9,730,454)

Balance at June 30, 2014	18,091,792	$18,092	$-	$24,135,563	$(17,746,924)	$6,406,731

Stock-based compensation (Unaudited)	-	-	-	589,007	-	589,007

Issuance of common stock for services (Unaudited)	126,001	126	-	237,875	-	238,001

Net loss for the three months ended September 30, 2014 (Unaudited)	-	-	-	-	(2,214,692)	(2,214,692)

Balance at September 30, 2014 (Unaudited)	18,217,793	$18,218	$-	$24,962,445	$(19,961,616)	$5,019,047

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months
	Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,214,692)	$(819,531)
Amortization of deferred financing costs	-	75,508
Amortization of intangible asset	295	886
Depreciation expense	27,395	-
Stock-based compensation expense	589,007	165,318
Stock issued for services	238,001	-
Derivative income	(19,232)	(42,735)
Warrant expense	3,880	-
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(12,452)	45,251
Increase in inventory	(12,302)	-
Increase in due from related parties	-	122,427
(Decrease) increase in accounts payable and accrued expenses	(140,197)	220,538
(Decrease) increase in accounts payable and accrued expenses - related party	(15,249)	146,700
Increase in interest payable	500	89,309
Deferred lease liability	86,441	-
Net Cash (Used In) Provided by Operating Activities	(1,468,605)	3,671

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(168,037)	-
Increase in interest receivable - related party	-	(3,454)
Net Cash Used In Investing Activities	(168,037)	(3,454)

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-
Net Cash Provided By (Used in) Financing Activities	-	-

Net (decrease) increase in cash	(1,636,642)	217

Cash - Beginning of Period	5,934,534	527

Cash - End of Period	$4,297,892	$744

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-
Interest	$-	$-

Non-Cash Transactions:
Fixed assets acquired through lease payable	$184,877	$-
Fixed assets acquired through tenant improvements	$148,730	$-

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Notes to Consolidated Financial Statements
September 30, 2014
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed on September 29, 2014, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended June 30, 2014.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended September 30, 2014 are not necessarily indicative of results for the full fiscal year.

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

The carrying amounts of financial instruments including cash, accounts payable and notes payable approximated fair value as of September 30, 2014 and June 30, 2014 due to the relatively short maturity of the respective instruments.

The warrant derivative liability recorded as of September 30, 2014 and June 30, 2014 is recorded at an estimated fair value based on a Black-Scholes pricing model. The warrant derivative liability is a level 3 fair value measurement with the entire change in the balance recorded through earnings. See significant assumptions in Note 7. The following table sets forth a reconciliation of changes in the fair value of financial instruments classified as level 3 in the fair value hierarchy:

Balance as of June 30, 2014	$(35,595)
Total unrealized gains (losses):
Included in earnings	19,232
Warrant recorded as derivative liability	(3,880)
Balance as of September 30, 2014	$(20,243)

Recent Accounting Pronouncements

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. We will be required to perform the going concern assessment under ASU 2014-15 beginning with the year ending June 30, 2017.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $2,214,692 and net cash used in operations of $1,468,605 for the three months ended September 30, 2014, and positive working capital of $3,818,747 and stockholders’ equity of $5,019,047 and an accumulated deficit of $19,961,616 at September 30, 2014.  In addition, the Company is in the preclinical stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects that its current cash resources as well as expected lack of operating cash flows will not be sufficient to sustain operations for a period greater than one year. The ability of the Company to continue its operations is dependent on Management's plans, which include continuing to raise capital through equity based financings.

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

Note 4 Related Party Transactions

During the three months ended September 30, 2014, the Company incurred consulting expenses of $33,000 and professional expenses of none, for services performed by related parties of the Company and included in the statements of operations. As of September 30, 2014 and June 30, 2014, $381,806 and $397,055, respectively, of related party expenses are recorded in accounts payable and accrued expense – related party.

During the three months ended September 30, 2013, the Company incurred consulting expenses of $81,274 and professional expenses of $25,500, for services performed by related parties of the Company and included in the statements of operations.

Note 5 Convertible Notes Payable

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

In the second fiscal quarter of 2014, the Company sent letters to the holders of the 2010, 2011 and 2012 notes requesting amendment of their convertible notes payable. The convertible notes payable were amended to: (i) fix the conversion price of the notes into common stock at $1.50 per share, (ii) require mandatory conversion of principal and interest, and (iii) change the definition of a qualified financing to an equity financing of at least $3,000,000. Note holders of $3,032,500 of the convertible notes payable balances outstanding had signed and returned the amendment letter. Based on the fixed conversion price, the intrinsic value of the beneficial conversion feature of $653,000 was calculated and recorded as a discount to the notes payable. As of June 30, 2014, $653,000 of the debt discount has been amortized into interest expense as these all amortized as part of the conversion.

2013 Notes (See (E) below) – In December 2013 and January 2014, the Company issued 8% convertible promissory notes payable for which principal and interest is due six months after the date of issuance. Pursuant to the note agreements, if the Company issues equity securities in a transaction resulting in gross proceeds of at least $3,000,000, the promissory note and accrued interest will automatically convert to common stock at a conversion price of $1.26 per share. The notes also allow the investor to convert at any time prior to maturity at $1.26 per share at their option. With the promissory note, the investor will also receive a warrant to purchase common stock equal to one-half of the principal amount of the promissory note. The warrant will have an exercise price of $1.89 per share and will be exercisable for three years from date of issuance.

The value of the proceeds of the notes was allocated to the warrants as discussed in Note 7 and the remaining balance was allocated to the beneficial conversion feature as the intrinsic value of the beneficial conversion feature is greater than the remaining value of the notes. The discount on the notes is being amortized into interest expense over the remaining life of the notes.

On March 31, 2014, the Company closed on an equity transaction which qualified as a “qualified financing” as such the $2,703,000 in 2013 Notes and the accrued interest was converted into 2,186,838 shares of our common stock. The Company also converted $4,275,172 of the 2010, 2011 and 2012 Notes and accrued interest into 3,111,126 shares of our common stock. The remaining balance of any debt discounts on the notes converted was recorded into interest expense at the time of the conversion.

The convertible notes outstanding as of September 30, 2014 and June 30, 2014 are:

	September 30, 2014	June 30, 2014

2010 Notes (A)	$60,000	$60,000
2011 Notes (B)	-	-
2011 Notes (C)	-	-
2012 Notes (D)	-	-
	$60,000	$60,000

The notes originated at various dates from April 2010 through January 2013 and mature at various dates from February 2012 to June 2014.

As of September 30, 2014, all of the outstanding convertible notes have matured and payments were due on demand and remains convertible at the holders option. The convertible notes which have not been repaid continue to accrue interest at a rate of 8%.

Note 6 Shareholders’ Equity (Deficit)

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

On March 31, 2014, the Company entered into a services agreement whereby the Company receives assistance with investor relations relating to digital strategy, website and investor materials, market awareness and other services. The compensation for these services will be 500,000 shares of common stock to be issued over a twelve-month period. As of September 30, 2014, 250,002 shares of common stock have been issued under the agreement and $236,251 has been recorded as investor relations expense during the three months ended September 30, 2014.

The Company issued no shares of preferred stock during the three month period ended September 30, 2014. The Company has not declared or paid any dividends or returned any capital to shareholders as of September 30, 2014.

Note 7 Stock-Based Compensation

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

On March 26, 2014, the Company adopted the AntriaBio, Inc. 2014 Stock and Incentive Plan which allows the Company to issue up to 3,750,000 of common stock in the form of stock options, incentive options or common stock. As of September 30, 2014, the Company granted 3,195,000 of these shares to current employees and directors of the Company. The options have an exercise price from $1.75 to $3.44 per share. The options vest monthly over 4 years with some options subject to a one year cliff before options begin to vest monthly.

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

AntriaBio has computed the fair value of all options granted during the three months ended September 30, 2014 using the following assumptions:

Expected volatility	92%
Risk free interest rate	1.69%
Expected term (years)	5
Dividend yield	0%

Stock option activity is as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding, June 30, 2013	1,508,334	$4.50	4.6
Granted	2,835,000	$3.14
Outstanding, June 30, 2014	4,343,334	$3.61	5.6
Granted	360,000	$1.82
Forfeited	(197,916)	$3.70
Outstanding, September 30, 2014	4,505,418	$3.46	5.6

Exercisable at September 30, 2014	1,591,251	$4.21	4.0

Stock-based compensation expense related to the fair value of stock options was included in the statement of operations as payroll expense of $589,007 for the three months ended September 30, 2014. The unrecognized stock-based compensation expense at September 30, 2014 is $7,047,980. AntriaBio determined the fair value as of the date of grant using the Black-Scholes option pricing method and expenses the fair value ratably over the vesting period.

Warrants- AntriaBio issued warrants to agents and note holders in conjunction with the closing of its convertible notes payable as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding, June 30, 2013	293,092	$2.21	4.1
Warrants issued to note holders	225,259	$1.89
Warrants issued to note holders	4,039,184	$1.98
Warrants issued to related party	39,117	$7.50
Warrants issued in private placement	6,287,679	$2.34
Warrants issued to placement agent	290,861	$1.56
Warrants issued for investor relations	66,667	$3.34
Warrants exercised	(100,550)	$1.17
Warrants forfeited	(41,570)	$1.17
Outstanding, June 30, 2014	11,099,739	$2.21	3.6
Outstanding, September 30, 2014	11,099,739	$2.21	3.3

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

The warrants exercisable for the 41,424 shares of common stock were accounted for under liability accounting and were fair valued at each reporting period until April 1, 2014 when the warrants were reclassified to equity as the exercise price became fixed. The value of the warrants to purchase 41,424 shares as of April 1, 2014 was $102,917, which was the fair value of the warrant on the date it was reclassified to additional paid-in capital. The warrants exercisable for the 233,334 shares of common stock were accounted for under liability accounting and were fair valued at each reporting period until March 31, 2014 when the warrants were reclassified to equity as the exercise price became fixed. The value of the warrants to purchase 233,334 shares as of March 31, 2014 was $614,635, which was recorded as additional paid-in capital.

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

The warrants exercisable for the 66,667 shares of common stock are accounted for under liability accounting for the shares that have vested and were recorded at their fair value on the date of issuance of $50,365 as a liability and as professional fees and investor relation expense. The fair value as of September 30, 2014 and June 30, 2014 were $20,243 and $35,595, respectively which is reflected as a liability with the fair value adjustment recorded as a derivative expense on the consolidated statements of operations.

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

The Black-Scholes valuation methodology was used because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions were as follows:

Expected volatility	92% - 97%
Risk free interest rate	0.78% - 2.21%
Warrant term (years)	3 - 7
Dividend yield	0%

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

Expected volatility	93%
Risk free interest rate	2.21%
Warrant term (years)	7
Dividend yield	0%

Note 8 Income Taxes

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

In the three months ended September 30, 2014, the Company did not record any income tax provision due to continuing the expected future losses and full valuation allowance on its deferred tax assets.

Note 9 Commitments and Contingencies

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

Consulting Agreements – On March 31, 2014, the Company entered into a services agreement whereby the Company receives assistance with investor relations relating to digital strategy, website and investor materials, market awareness and other services. The Company agrees that the compensation for these services will be 500,000 shares of common stock to be issued over a twelve month period.

On April 1, 2014, the Company entered into a services agreement whereby the Company receives assistance with strategic media placement, third –party research, e-mail blasts and media buys to generate awareness of the Company. The Company agrees to pay $20,000 per month plus expenses for these services through March 31, 2015, and can be renewed on a monthly basis at that point in time.

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

As of September 30, 2014, minimal rental commitment under the lease is as follows:

Year Ending June 30,
2015	$262,183
2016	359,468
2017	370,252
2018	381,360
2019	392,855
Thereafter	335,747
$2,101,865

In September 2014, the Company entered into an equipment lease for laboratory equipment to be leased for twenty-four months with a bargain purchase option at the end of the lease. The equipment lease has been recorded as a capital lease with monthly payments of $8,060 per month to be made.

As of September 30, 2014, minimal commitment under the lease is as follows:

Year Ending June 30,
2015	$64,483
2016	96,725
2017	32,242
$193,450

Asset Acquisition - On January 30, 2013, the Company closed on an asset purchase agreement with the Chapter 7 Estate of PR Pharmaceuticals, Inc. (“PRP”). Pursuant to the asset purchase agreement, the Company has acquired certain tangible and intangible assets in exchange for $400,000 in cash plus an initial deposit of $100,000 paid to the Chapter 11 Trustee of PRP which is included in the purchase price, plus contingent consideration up to a maximum amount of $44,000,000.

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

All contingent consideration events must occur within five years of the closing of the asset purchase agreement. If an event is not reached within five years, no remaining contingent consideration would be required to be paid. No contingent events have occurred through the report date. On November 6, 2014, the Company closed on an asset purchase agreement with the Chapter 7 Estate of PRP in which the Company acquired its contingent consideration payments in exchange for $55,000 in cash. As of the closing, the Company is no longer obligated to make any contingent consideration payments.

Legal Matters - From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest.

Note 11 Subsequent Events

No events occurred subsequent to September 30, 2014 that would require adjustment to the accompanying financial statements or footnotes other than those disclosed in the notes above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Effective May 1, 2014, the Company effected a 6 to 1 reverse split of the Company’s common stock, in which for every (6) shares of common stock combined into one (1) share of common stock. All share and per share amounts in this Quarterly Report on Form 10-Q have been retroactively restated to reflect the forward split.

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

Plan of Operation

In first half of calendar 2014, we successfully raised more than $11 million to fund our operations including hiring and retaining qualified staff, leasing a manufacture and research facility and engaging third party advisors to assist in the AB101 development efforts. As of September 30, 2014, we had $4.3 million cash on hand. Our general operating expenses average $350-$500 thousand per month and we anticipate that our current cash would be sufficient to fund our operations well into 2nd half of calendar 2015. However, our current cash is not sufficient to fund the production of cGMP material required for AB101 clinical studies and it is insufficient to pay for our planned clinical study in 2nd half of 2015. In order to advance our clinical program for AB101, we believe that we require at least an additional $10 million of cash.

Specifically, in order to produce cGMP material in our facility we will need to construct a manufacturing suite which we estimate will cost at least $2.5 million and we expect that our first clinical study in 2nd half of calendar 2015 will cost approximately $4 million. In addition, following the move into our Louisville facility we discovered that some of the equipment required for the production of microspheres on our platform is missing, broken or was managed by software which is outdated and unsupported and consequently we anticipate acquiring or leasing additional equipment which may cost approximately $1 million.

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

Results of Operations

For Three Months Ended September 30, 2014 and 2013

Results of operations for the three months ended September 30, 2014 (the “2015 quarter”) and the three months ended September 30, 2013 (the “2014 quarter”) reflected losses of $2,214,692 and $819,531, respectively. These losses include charges related to stock based compensation of $589,007 in the 2015 quarter and $165,318 in the 2014 quarter.

Revenues

We are a preclinical stage company and have not generated any revenues since inception.

Expenses

Consulting expenses were approximately $283,000 in the 2015 quarter compared to $81,000 in the 2014 quarter. The increase is primarily due to the increase in consulting fees that were paid to assist in setting up the laboratory space and getting the equipment up and running.

Payroll expenses were approximately $1,013,000 in the 2015 quarter compared to $358, 000 in the 2014 quarter. The increase is due to an increase in stock-based compensation in the 2015 period as well as having more full time employees in the 2015 period compared to the 2014 period.

Professional fees were approximately $154,000 in the 2015 quarter compared to $166,000 in the 2014 quarter. Professional fees consist primarily of legal, audit and accounting costs, costs related to public company compliance costs, and consulting related to capital formation. The decrease is due to the decrease in legal services as well as other public compliance costs that have been incurred in the 2015 period.

Investor relations expenses were approximately $316,000 in the 2015 quarter compared to $14,000 in the 2014 quarter. The increase is due to several contracts that have been entered into that the Company did not have during the 2014 quarter.

General and administrative costs were approximately $165,000 in the 2015 quarter compared to $17,000 in the 2014 quarter. The increase in the 2015 period is primarily due to the increase in expenses related to moving into the leased facility.

Liquidity and Capital Resources

As of September 30, 2014, we have approximately $4.3 million in cash on hand and working capital of approximately $3.8 million. Our operating expenses fluctuate between $350 thousand and $500 thousand a month. In the 2nd half of calendar 2015, as we begin our 1st clinical study, we estimate that we will need approximately $4 million for the study. We also estimate that we will need at least $3.5 million for the build out of our facility and purchase of equipment. As such, we anticipate that we need to raise an additional $10 million in funds to continue the plan above.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. We will be required to perform the going concern assessment under ASU 2014-15 beginning with the year ending June 30, 2017.

Off-Balance Sheet Arrangements

We had no off-balance sheet transactions.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCUSSION ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer and our principal accounting officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation and the material weakness described below, our management concluded that we did not maintain effective disclosure controls and procedures as of September 30, 2014 in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that it is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management has identified control deficiencies regarding a lack of segregation of duties, and a need for a stronger internal control environment. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate disclosure controls.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Certain factors exist which may affect the Company’s business and could cause actual results to differ materially from those expressed in any forward-looking statements. The Company has not experienced any material changes from those risk factors as previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 29, 2014 (the “Form 10-K”).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All unregistered sales of equity securities have previously been disclosed on our Current Reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements, tagged as blocks of text.**

*Filed herewith

**Furnished herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTRIABIO, INC.

Date: November 12, 2014	By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2014	By:	/s/ Morgan Fields
Morgan Fields
Chief Accounting Officer
(Principal Accounting Officer)

23