Form 10-Q
period 2014-12-31
AntriaBio, Inc.
filed 2015-02-17
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding as of February 17, 2015: 22,003,017

i

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

AntriaBio, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Consolidated Balance Sheets

	December 31, 2014	June 30, 2014
	(Unaudited)
Assets

Current assets
Cash	$8,589,943	$5,934,534
Inventory	76,135	289,600
Other current assets	66,789	83,425
Total current assets	8,732,867	6,307,559

Non-current assets
Fixed assets, net	1,177,847	337,932
Intangible assets, net	62,552	9,161
Deposit	750,000	750,000
Total non-current assets	1,990,399	1,097,093

Total Assets	$10,723,266	$7,404,652

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$874,700	$460,311
Accounts payable and accrued expenses - related party	188,093	397,055
Convertible notes payable	60,000	60,000
Deferred lease liability, current portion	78,022	-
Lease payable, current portion	91,817	-
Interest payable	12,079	11,079
Warrant derivative liability	1,066,706	35,595
Total current liabilities	2,371,417	964,040

Non-current liabilities:
Deferred lease liability, less current portion	464,040	33,881
Lease payable, less current portion	70,677	-
Total non-current liabilities	534,717	33,881

Total Liabilities	2,906,134	997,921

Commitments and Contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 22,003,017 and 18,091,792 shares issued and outstanding,
December 31, 2014 and June 30, 2014, respectively	22,004	18,092
Additional paid-in capital	30,692,312	24,135,563
Accumulated deficit	(22,897,184)	(17,746,924)
Total stockholders' equity	7,817,132	6,406,731

Total Liabilities and Stockholders' Equity	$10,723,266	$7,404,652

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Operations

	Three Months		Six Months
	Ended December 31,		Ended December 31,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Operating expenses
Research and development
Compensation and benefits	$678,554	$-	$678,554	$-
Consultants and outside costs	259,419	-	259,419	-
Material manufacturing costs	462,365	-	574,923	-
Facilites and other costs	165,825	-	165,825	-
	1,566,163	-	1,678,721	-
General and Administrative
Consulting fees	33,000	80,751	316,633	162,025
Compensation and benefits	1,034,507	411,879	2,047,532	770,332
Professional fees	135,724	76,968	290,069	242,617
Investor relations	115,760	-	431,445	-
General and administrative	183,872	80,520	539,744	176,047
	1,502,863	650,118	3,625,423	1,351,021

Total operating expenses	3,069,026	650,118	5,304,144	1,351,021

Loss from operations	(3,069,026)	(650,118)	(5,304,144)	(1,351,021)

Other income (expense)
Interest income	1,275	3,379	2,969	6,833
Interest expense	(2,299)	(623,347)	(2,799)	(788,164)
Derivative gains (losses)	134,482	(548,556)	153,714	(505,821)
Total other income (expense)	133,458	(1,168,524)	153,884	(1,287,152)

Net loss	$(2,935,568)	$(1,818,642)	$(5,150,260)	$(2,638,173)

Net loss per common share - basic and diluted	$(0.16)	$(0.27)	$(0.28)	$(0.40)

Weighted average number of common shares outstanding - basic and diluted	18,892,227	6,666,667	18,511,378	6,666,667

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statement of Stockholders' Equity (Deficit)

From June 30, 2013 to December 31, 2014 (Unaudited)

			Additional		Total
	Common Stock, $0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at June 30, 2013	6,666,667	6,667	3,847,591	(8,016,470)	(4,162,212)

Stock-based compensation	-	-	1,081,792	-	1,081,792

Beneficial conversion feature	-	-	2,922,938	-	2,922,938

Fair value of warrants for financing and conversion	-	-	6,476,606	-	6,476,606

Fair value of warrants to be issued	-	-	690,187	-	690,187

Issuance of common stock, net of issuance costs of $2,263,804	5,725,327	5,725	3,477,683	-	3,483,408

Issuance of common stock for note conversions	5,297,964	5,298	4,959,581	-	4,964,879

Issuance of common stock as repayment of related party balance	176,283	176	274,824	-	275,000

Cashless exercise of warrants	100,550	101	(101)	-	-

Issuance of common stock for services	125,001	125	404,462	-	404,587

Net loss for the year ended June 30, 2014	-	-	-	(9,730,454)	(9,730,454)

Balance at June 30, 2014	18,091,792	$18,092	$24,135,563	$(17,746,924)	$6,406,731

Stock-based compensation (Unaudited)	-	-	1,155,521	-	1,155,521

Issuance of common stock for services (Unaudited)	167,668	168	298,250	-	298,418

Fair value of warrants to be issued (Unaudited)	-	-	1,954,188	-	1,954,188

Issuance of common stock, net of issuance costs of $1,899,499 (Unaudited)	3,743,557	3,744	3,148,790	-	3,152,534

Net loss for the six months ended December 31, 2014 (Unaudited)	-	-	-	(5,150,260)	(5,150,260)

Balance at December 31, 2014 (Unaudited)	22,003,017	$22,004	$30,692,312	$(22,897,184)	$7,817,312

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months
	Ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,150,260)	$(2,638,173)
Amortization of notes payable discount	-	417,636
Amortization of deferred financing costs	-	149,644
Amortization of intangible asset	1,609	1,772
Depreciation expense	57,908	-
Stock-based compensation expense	1,155,521	330,636
Stock issued for services	298,418	-
Derivative (gains) losses	(153,714)	505,821
Warrant expense	84,558	-
Changes in operating assets and liabilities:
Decrease in other assets	16,636	81,500
Decrease in inventory	213,465	-
Decrease in due from related parties	-	18,323
Increase in accounts payable and accrued expenses	398,317	289,150
(Decrease) increase in accounts payable and accrued expenses - related party	(208,962)	261,205
Increase in interest payable	1,000	220,884
Deferred lease liability	77,351	-
Net Cash Used In Operating Activities	(3,208,153)	(361,602)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(266,044)	-
Acquisition of intangibles	(55,000)	-
Increase (decrease) in interest receivable - related party	-	(6,833)
Net Cash Used In Investing Activities	(321,044)	(6,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of financing costs	-	(142,000)
Proceeds from issuance of convertible notes payable	-	1,420,000
Proceeds from issuance of notes payable - related party	-	234,700
Payments on lease payable	(22,383)	-
Proceeds from issuance of equity financing	6,925,543	-
Payment of placement agent compensation and issuance costs	(718,554)	-
Net Cash Provided By Financing Activities	6,184,606	1,512,700

Net increase in cash	2,655,409	1,144,265

Cash - Beginning of Period	5,934,534	527

Cash - End of Period	$8,589,943	$1,144,792

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-
Interest	$-	$-

Non-Cash Transactions:
Fixed assets acquired through lease payable	$184,877	$-
Fixed assets acquired through tenant improvement allowance	$430,830	$-
Warrant value recorded as issuance costs	$1,180,995	$-
Fixed assets acquired through accounts payable and accrued expenses	$16,072	$-

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Notes to Consolidated Financial Statements
December 31, 2014
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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended December 31, 2014 are not necessarily indicative of results for the full fiscal year.

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

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation. The fixed assets as of December 31, 2014 and June 30, 2014 included $430,885 and $23,012, respectively, of construction in process in the buildout of our lab facilities and manufacturing suite. The Company estimates that the buildout will be completed before the end of fiscal year 2015 at which time they will begin to be depreciated.

Research and Development Costs

Research and development costs are expensed as incurred and include salaries, benefits and other staff-related costs; consultants and outside costs; material manufacturing costs; and facilities and other costs. These costs relate to research and development costs without an allocation of general and administrative expenses.

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

The carrying amounts of financial instruments including cash, accounts payable, and notes payable approximated fair value as of December 31, 2014 and June 30, 2014 due to the relatively short maturity of the respective instruments.

The warrant derivative liability recorded as of December 31, 2014 and June 30, 2014 is recorded at an estimated fair value based on a Black-Scholes pricing model for some of the warrant derivative liability. The warrant derivative liability recorded in the current period was recorded at an estimated fair value both when recorded and as of December 31, 2014 using an income approach based on a Lattice Model due to a down round provision. The warrant derivative liability is a level 3 fair value measurement with the entire change in the balance recorded through earnings. See significant assumptions in Note 8. The following table sets forth a reconciliation of changes in the fair value of financial instruments classified as level 3 in the fair value hierarchy:

Balance as of June 30, 2014	$(35,595)
Total unrealized gains (losses):
Included in earnings	153,714
Warrant recorded as derivative liability	(1,184,825)
Balance as of December 31, 2014	$(1,066,706)

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

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20), which eliminates the concept of extraordinary items. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. The new guidance is to be applied prospectively but may also be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We expect to adopt the provisions of this new guidance on July 1, 2016. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $5,150,260 and net cash used in operations of $3,208,153 for the six months ended December 31, 2014, and working capital equity of $6,361,450 and stockholders’ equity of $7,817,132 and an accumulated deficit of $22,897,184 at December 31, 2014.  In addition, the Company is in the preclinical stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 Asset Acquisition

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

On November 6, 2014, the Company closed on an asset purchase agreement with the Chapter 7 Estate of PRP in which the Company acquired its contingent consideration payments in exchange for $55,000 in cash. The value paid for the contingent consideration was allocated to the intangible assets that were acquired from PRP. As of the closing, the Company is no longer obligated to make any contingent consideration payments.

Note 5 Related Party Transactions

During the three and six months ended December 31, 2014, the Company incurred consulting expenses of $33,000 and $66,000, respectively, for services performed by related parties of the Company and included in the statements of operations. As of December 31, 2014 and June 30, 2014, $188,093 and $397,055, respectively, of related party expenses are recorded in accounts payable and accrued expense – related party.

During the three and six months ended December 31, 2013, the Company incurred consulting expenses of $80,401 and $162,025, respectively, and professional expenses of $25,500 and $51,000, respectively, for services performed by related parties of the Company and included in the statements of operations.

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

In the second fiscal quarter of 2014, the Company sent letters to the holders of the 2010, 2011 and 2012 notes requesting amendment of their convertible notes payable. The convertible notes payable were amended to: (i) fix the conversion price of the notes into common stock at $1.50 per share, (ii) require mandatory conversion of principal and interest, and (iii) change the definition of a qualified financing to an equity financing of at least $3,000,000. Note holders of $3,032,500 of the convertible notes payable balances outstanding had signed and returned the amendment letter as of March 31, 2014. Based on the fixed conversion price, the intrinsic value of the beneficial conversion feature of $653,000 was calculated and recorded as a discount to the notes payable. As of June 30, 2014, $653,000 of the debt discount has been amortized into interest expense as these all amortized as part of the conversion.

2013 Notes (See (E) below) – In December 2013 and January 2014, the Company issued 8% convertible promissory notes payable for which principal and interest is due six months after the date of issuance. Pursuant to the note agreements, if the Company issues equity securities in a transaction resulting in gross proceeds of at least $3,000,000, the promissory note and accrued interest will automatically convert to common stock at a conversion price of $1.26 per share. The notes also allow the investor to convert at any time prior to maturity at $1.26 per share at their option. With the promissory note, the investor also received a warrant to purchase common stock equal to one-half of the principal amount of the promissory note. The warrant has an exercise price of $1.89 per share and is exercisable for three years from date of issuance.

The value of the proceeds of the notes was allocated to the warrants as discussed in Note 7 and the remaining balance was allocated to the beneficial conversion feature as the intrinsic value of the beneficial conversion feature is greater than the remaining value of the notes. The discount on the notes is being amortized into interest expense over the remaining life of the notes using the effective interest method.

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

The convertible notes outstanding as of December 31, 2014 and June 30, 2014 are:

	December 31, 2014	June 30, 2014

2010 Notes (A)	$60,000	$60,000
2011 Notes (B)	-	-
2011 Notes (C)	-	-
2012 Notes (D)	-	-
	$60,000	$60,000

The notes originated at various dates from April 2010 through January 2013 and mature at various dates from February 2012 to June 2014.

As of December 31, 2014, all of the outstanding convertible notes have matured and payments were due on demand and remains convertible at the holders option. The convertible notes which have not been repaid continue to accrue interest at a rate of 8%.

Note 7 Shareholders’ Equity (Deficit)

During the fiscal year 2014, the Company completed a private placement transaction in which the Company issued 5,725,327 units to accredited investors. Each unit consists of one share of our common stock and one common share purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $2.34 per share and the warrant will expire 36 months following the issuance. The Company received net proceeds of $7.6 million after the placement agent compensation and issuance costs paid of $1,365,085 and $898,719 of warrant expense recorded as issuance costs.

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

On March 31, 2014, the Company entered into a services agreement whereby the Company receives assistance with investor relations relating to digital strategy, website and investor materials, market awareness and other services. The compensation for these services will be 500,000 shares of common stock to be issued over a twelve-month period. As of December 31, 2014, 291,669 shares of common stock have been issued under the agreement and $296,669 has been recorded as investor relations expense during the six months ended December 31, 2014. On November 1, 2014 the agreement was terminated and no additional compensation will be paid.

In the second quarter of fiscal 2015, the Company completed the initial closes of a private placement transaction in which the Company issued 3,743,557 units to accredited investors. Each unit consists of one share of our common stock and one common share purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $2.50 per share and the warrant will expire 36 months following the issuance. The Company received net proceeds of $6.2 million after the placement agent compensation and issuance costs paid of $718,554 and $1,180,945 of warrant expense recorded as issuance costs.

The Company issued no shares of preferred stock during the three and six month period ended December 31, 2014. The Company has not declared or paid any dividends or returned any capital to shareholders as of December 31, 2014.

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

On March 26, 2014, the Company adopted the AntriaBio, Inc. 2014 Stock and Incentive Plan which allows the Company to issue up to 3,750,000 of common stock in the form of stock options, incentive options or common stock. As of December 31, 2014, the Company granted 3,275,000 of these shares to current employees and directors of the Company. The options have an exercise price from $1.29 to $3.44 per share. The options vest monthly over 4 years with some options subject to a one year cliff before options begin to vest monthly.

AntriaBio has computed the fair value of all options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions used could cause significant differences in a valuation calculation. AntriaBio estimated a volatility factor utilizing a comparable published volatility of a peer company. Due to the small number of option holders and all options being to officers and/or directors, AntriaBio has estimated a forfeiture rate of zero. AntriaBio estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.

AntriaBio has computed the fair value of all options granted during the six months ended December 31, 2014 using the following assumptions:

Expected volatility	90 - 92%
Risk free interest rate	1.52% - 1.69%
Expected term (years)	5 - 5.5
Dividend yield	0%

Stock option activity is as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding, June 30, 2013	1,508,334	$4.50	4.6
Granted	2,835,000	$3.14
Outstanding, June 30, 2014	4,343,334	$3.61	5.6
Granted	440,000	$1.72
Forfeited	(212,916)	$3.57
Outstanding, December 31, 2014	4,570,418	$3.43	5.4

Exercisable at December 31, 2014	1,789,480	$4.11	4.0

Stock-based compensation expense related to the fair value of stock options was included in the statement of operations as research and development – compensation and benefits expense of $138,340 and $138,340 and as general and administrative – compensation and benefits expense of $428,174 and $1,017,181 for the three and six months ended December 31, 2014, respectively. The unrecognized stock-based compensation expense at December 31, 2014 is $6,538,007. AntriaBio determined the fair value as of the date of grant using the Black-Scholes option pricing method and expenses the fair value ratably over the vesting period.

Warrants- AntriaBio issued warrants to agents and note holders in conjunction with the closing of its convertible notes payable and equity financings as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding, June 30, 2013	293,092	$2.21	4.1
Warrants issued to note holders	225,259	$1.89
Warrants issued to note holders	4,039,184	$1.98
Warrants issued to related party	39,117	$7.50
Warrants issued in private placement	6,287,679	$2.34
Warrants issued to placement agent	290,861	$1.56
Warrants issued for investor relations	66,667	$3.34
Warrants exercised	(100,550)	$1.17
Warrants forfeited	(41,570)	$1.17
Outstanding, June 30, 2014	11,099,739	$2.21	3.6
Warrants issued in private placement	3,743,557	$2.50
Warrants issued to placement agent	1,206,720	$2.50
Warrants issued for investor relations	105,000	$1.65
Warrants cancelled	(59,758)	$2.92
Outstanding, December 31, 2014	16,095,258	$2.30	3.3

Year Ended June 30, 2014: The Company issued warrants to purchase 41,424 shares of common stock at a price of $2.03 per share, exercisable from August 2012 through August 2017 to a placement agent in connection with the closing of convertible notes payable on specific private placements. The Company issued a warrant to purchase 233,334 shares of common stock at a price of $2.03 per share, exercisable from August 2012 through August 2017 to a placement agent in connection with the closing of over $1,000,000 in convertible notes payable. The Company issued warrants to purchase 18,334 shares of common stock at a price of $4.95 per share, exercisable from February 2013 through February 2018 in connection with the closing of convertible notes payable on specific private placements. The Company issued warrants to various note holders to purchase 225,259 shares of common stock at a price of $1.89 per share, exercisable from December 2013 through January 2017 in connection with the issuance of convertible notes. The Company issued warrants to a related party as part of a settlement of debt to purchase 39,117 shares of common stock at a price of $7.50 per share, exercisable from March 2014 through March 2019. The Company issued warrants to various note holders to purchase 4,039,184 shares of common stock at an average price of $1.98 per share of common stock, exercisable through April 2019 in connection with the conversion of convertible notes payable into equity. The Company issued warrants to purchase 6,287,679 shares of common stock at a price of $2.34 per share, exercisable through April 2017 in connection with the issuance of units in the private placement that was closed in April of 2014. The Company issued warrants to placement agent to purchase 290,861 shares of common stock at a price of $1.56 per share, exercisable through April 2021 in connection with the private placement that closed in April of 2014. The Company issued warrants to purchase 66,667 shares of common stock at a price of $3.44 per share, exercisable through May 2017 and 2019 in connection with investor relations activities that were performed.

Six Months Ended December 31, 2014: The Company issued warrants to purchase 3,743,557 shares of common stock at a price of $2.50 per share, exercisable through December 2017 in connection with the issuance of units in a private placement. The Company issued warrants to the placement agent to purchase agent to purchase 1,206,720 shares of common stock at a price of $2.50 per share, exercisable through December 2021 in connection with the private placement that occurred in November and December 2014. The Company issued warrants to purchase 105,000 shares of common stock at a price of $2.21 per share in connection with investor relations services.

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

The warrants exercisable for the 6,287,679 shares of common stock were accounted for under equity treatment and were recorded at the allocated fair value as of the date of issuance. The estimated fair value of the warrants was $14,432,123 and the allocated fair value of $3,184,222 was recorded into additional paid-in capital. The warrants for the 4,039,184 shares of common stock were accounted for under the equity treatment and were recorded at the allocated fair value as of the date of issuance. The estimated fair value of the warrants was $11,111,739 and the allocated fair value of $2,065,708 was recorded into additional paid-in capital. The warrants for the 39,117 was accounted for under the equity treatment and fair valued as of the date of issuance. The estimated fair value of the warrants was $76,062 and recorded as additional paid-in capital and interest expense. The warrants exercisable for the 290,861 shares were accounted for under liability accounting on the date they were recorded. The warrants to purchase 290,861 shares had a value of $898,719 when recorded using a Lattice pricing model. On May 16, 2014, the warrants to purchase 290,861 shares terms were fixed and the warrants were fair valued at $690,187 using a Black-Scholes pricing model and reclassified into equity with the fair value adjustment recorded as derivative expense on the consolidated statement of operations.

The warrants exercisable for the 66,667 shares of common stock are accounted for under liability accounting for the shares that have vested and were recorded at their fair value on the date of issuance of $50,365 as a liability and as professional fees and investor relation expense. The fair value as of December 31, 2014 and June 30, 2014 were $14,105 and $35,595, respectively which is reflected as a liability with the fair value adjustment recorded as a derivative expense on the consolidated statements of operations.

The warrants exercisable for the 3,743,557 shares of common stock were accounted for under equity treatment and were recorded at the allocated fair value as of the date of issuance. The estimated fair value of the warrants was $2,247,748 and the allocated fair value of $1,873,511 was recorded into additional paid-in capital. The warrants exercisable for the 105,000 shares of common stock were accounted for under equity treatment and were fair valued as of the date of issuance. The fair value of the warrants was valued at $80,677 and recorded as additional paid-in-capital and professional fees.

The warrants exercisable for the 1,206,760 shares were accounted for under liability accounting on the date they were recorded. The warrants to purchase 1,206,760 shares had a value of $1,180,945 when recorded using a Lattice pricing model and $1,052,601 as of December 31, 2014 using a Lattice pricing model with the fair value adjustment recorded as derivative expense on the consolidated statement of operations.

On May 2, 2014, an investor elected to exercise their warrant under a net issue exercise in which 100,550 shares of common stock were issued and 41,570 warrant shares were forfeited.

These warrants were valued using the Black-Scholes option pricing model on the date of issuance except for the warrants to purchase 290,861 shares and the warrants to purchase 1,206,760 shares which were valued using a Lattice pricing model. In order to calculate the fair value of the warrants in both models, certain assumptions were made regarding components of the model, including the closing price of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and warrant term. Changes to the assumptions could cause significant adjustments to valuation. AntriaBio estimated a volatility factor utilizing a comparable published volatility of a peer company. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.

The Black-Scholes valuation methodology was used because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions were as follows:

Expected volatility	90% - 97%
Risk free interest rate	0.67% - 2.21%
Warrant term (years)	2 - 7
Dividend yield	0%

We utilize a Lattice model to determine the fair market value of the warrants to purchase 290,861 shares on the day they were issued. The warrants issued resulted in a warrant derivative liability of $898,719 as of April 16, 2014. The Lattice model accommodates the probability of exercise price adjustment features as outlined in the warrant agreement. Under the terms of the warrant agreement, at any time while the warrant is outstanding, the exercise price per share can be reduced in proportion to the exercise price per share of future warrants issued that is lower than the exercise price per share as stated in the warrant agreement. The estimated fair value was derived using the lattice model with the following assumptions:

Expected volatility	93%
Risk free interest rate	2.21%
Warrant term (years)	7
Dividend yield	0%

We utilize a Lattice model to determine the fair market value of the warrants to purchase 1,206,720 shares on the day they were issued. The warrants issued resulted in a warrant derivative liability of $1,180,945 on the dates they were issued and $1,052,601 as of December 31, 2014. The Lattice model accommodates the probability of exercise price adjustment features as outlined in the placement agent agreement. Under the terms of the placement agent agreement, until the final close of the private placement financing under the agreement, the exercise price per share can be reduced in proportion to the exercise price per share of warrants issued in the private placement that is lower than the exercise price per share as stated in the warrant agreement. The estimated fair value was derived using the lattice model with the following assumptions:

Expected volatility	90% - 91%
Risk free interest rate	1.89% - 1.98%
Warrant term (years)	7
Dividend yield	0%

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

In the three and six months ended December 31, 2014, the Company did not record any income tax provision due to the expected future losses and full valuation allowance on its deferred tax assets.

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

As of December 31, 2014, minimum rental commitment under the lease is as follows:

Year Ending June 30,
2015	$175,367
2016	359,468
2017	370,252
2018	381,360
2019	392,855
Thereafter	335,747
$2,015,049

In September 2014, the Company entered into an equipment lease for laboratory equipment to be leased for twenty-four months with a bargain purchase option at the end of the lease. The equipment lease has been recorded as a capital lease with monthly payments of $8,060 per month to be made.

As of December 31, 2014, minimum rental commitment under the leases is as follows:

Year Ending June 30,
2015	$48,362
2016	96,725
2017	24,181
$169,268

Legal Matters - From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest.

Note 11 Subsequent Events

No events occurred subsequent to December 31, 2014 that would require adjustment to the accompanying financial statements or footnotes other than those disclosed in the notes above.

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

Overview

We are a biopharmaceutical company that develops novel, sustained release therapeutics by applying our proprietary microsphere formulation and manufacturing platform to well-characterized molecules to improve standards of care. We believe that our approach to pharmaceutical development may result in differentiated, patent-protected products that provide significant benefits to patients while reducing safety concerns, approval risks and overall development costs.

Our lead product candidate, AB101, is a once per week subcutaneous injection of human recombinant insulin that has been formulated with a polymer in biodegradable microspheres to provide a near peak-less, slow and uniform release of basal insulin for patients with type 1 and type 2 diabetes. We believe that AB101 is a unique candidate relative to the two commercially available basal insulin analogs (synthetic insulin) that are administered daily or twice a day by subcutaneous injection and collectively generate more than $10 billion in annual sales.

2015 Key Objectives

In calendar year 2015 we have five key objectives including the following:

1.	Complete the build-out of our manufacturing suite in our Louisville, Colorado facility and produce AB101 material for our first human clinical study in accordance with current good manufacturing practices (cGMP).
2.	Complete toxicology studies in two animal species for AB101 to enable the filing of an investigational new drug application (IND) with the US Food and Drug Administration (FDA).
3.	File the IND with FDA.

4.	Commence our fist clinical study for AB101 in the fourth quarter of calendar 2015.

5.	Announce an additional pipeline candidate using our proprietary platform.

Our 2015 corporate objectives are dependent upon one another and to the extent that there is a delay or complication in any one objective, our ability to timely complete our other goals could be adversely impacted.

For example, prior to conducting our first human study, we must first file and have accepted an IND with FDA. Preparing the IND is an involved process and, amongst other things, its submission is predicated upon completion of toxicology studies in two animal species. We are planning to commence those animal studies in March 2015 and we expect to have final results in August 2015 which would facilitate the filing of our IND in late September or early October 2015.

We are currently in the process of producing the requisite AB101 material for use in the toxicology studies and to the extent there is a delay in the production and release of that material, our timeline for obtaining results from the toxicology studies could be extended which would delay our submission of the IND to FDA and ultimately delay the commencement of our first human study.

As another example of the interdependent nature of our corporate objectives, to date we have successfully produced AB101 material in our labs, but we have not produced material under aseptic process conditions which will require the construction of a sterile manufacturing suite in our facilities in Louisville, Colorado. We will commence the construction of that suite in February 2015 and while we have secured the necessary permits and retained a qualified contractor with relevant pharmaceutical construction experience, the fabrication of a cGMP suite is complex and there are uncertainties with respect to the procurement and installation of specialized equipment for our microsphere platform. We currently anticipate completion of construction by the end of June 2015, but any unforeseen construction related issues could delay the completion of the suite and commencement of any clinical studies.

Further, once the cGMP manufacturing suite is complete, we will need to produce test batches of AB101 material to be analyzed for suitability for use in human clinical studies. If we discover that certain modifications need to be made to the manufacturing suite to meet our specifications for AB101, our ability to produce sterile material suitable for human dosing would be delayed.

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

Results of Operations

For Three and Six Months Ended December 31, 2014 and 2013

Results of operations for the three months ended December 31, 2014 (the “2015 quarter”) and the three months ended December 31, 2013 (the “2014 quarter”) reflected losses of $2,935,568 and $1,818,642, respectively. These losses include charges related to compensation and benefits of $1,713,061 in the 2015 quarter and $411,879 in the 2014 quarter.

Results of operations for the six months ended December 31, 2014 (the “2015 period”) and the six months ended December 31, 2013 (the “2014 period”) reflected losses of $5,150,260 and $2,638,173, respectively. These losses include charges related to compensation and benefits of $2,726,086 in the 2015 period and $770,332 in the 2014 period.

Revenues

We are a preclinical stage company and have not generated any revenues since inception.

Expenses

Research and development costs include salaries, benefits and other staff-related costs; consultants and outside costs; material manufacturing costs; and facilities and other costs. Research and development costs were approximately $1,566,000 in the 2015 quarter compared to none in the 2014 quarter. Research and development costs were approximately $1,679,000 in the 2015 period compared to none in the 2014 period. The increase is due to the Company starting significant research and development activities during the 2015 quarter.

General and administrative costs were approximately $1,503,000 in the 2015 quarter compared to $650,000 in the 2014 quarter. General and administrative costs were approximately $3,625,000 in the 2015 period compared to $1,351,000 in the 2014 period. The increase is due to an increase in stock-based compensation in the 2015 period as well as having more full time employees in the 2015 period compared to the 2014 period. The increase is also due to an increase in investor relations expenses due to several contracts that have been entered into that the Company did not have during the 2014 quarter and 2014 period.

Liquidity and Capital Resources

In calendar year 2014, we successfully raised more than $17 million of the originally targeted $25-30 million that we believe was necessary to achieve our near-term objective of generating human proof of concept data for AB101 and as of December 31, 2014, we had $8.6 million cash on hand. Our monthly general operating expenses average approximately $500,000 and based on this average spend, we have sufficient cash to fund our operations well into the first half of calendar year 2016. However, in order to accomplish our primary objective of conducting our first clinical study for AB101 and having sufficient capital to fund our operations through mid calendar year 2016, we will require additional funding.

Specifically, we anticipate that the requisite construction of our manufacturing suite will cost at least $2.5 million along with the purchase of an additional $1.5-2 million of manufacturing equipment. We are also planning on spending approximately $4 million on our first clinical study for AB101 which we currently anticipate will occur in the fourth quarter of calendar 2015. In order to have sufficient capital to cover our ongoing operations through the first half of 2016 including the principal objective of producing human proof of concept data for AB101, we will need to secure additional funding of at least $8 million.

During the year ended June 30, 2014, we converted $6.3 million in convertible notes payable and $722 thousand in interest payable into 5,297,964 shares of common stock and issued warrants to purchase shares of common stock. During the year ended June 30, 2014, we also closed on an equity transaction in which we issued 5,725,327 units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock. The Company received net proceeds of approximately $7.6 million from the equity transaction. During the six months ended December 31, 2014, we closed on an equity transaction in which we issued 3,743,557 units in which each unit consisting of one share of common stock and a warrant to purchase one share of common stock. We received net proceeds of approximately $6.2 million from the equity transaction.

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

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20), which eliminates the concept of extraordinary items. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. The new guidance is to be applied prospectively but may also be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We expect to adopt the provisions of this new guidance on July 1, 2016. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet transactions.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCUSSION ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer and our principal accounting officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation and the material weakness described below, our management concluded that we did not maintain effective disclosure controls and procedures as of December 31, 2014 in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that it is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management has identified control deficiencies regarding a lack of segregation of duties, and a need for a stronger internal control environment. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate disclosure controls.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements, tagged as blocks of text.*

*Filed herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTRIABIO, INC.

Date: February 17, 2015	By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2015	By:	/s/ Morgan Fields
Morgan Fields
Chief Accounting Officer
(Principal Accounting Officer)

