Form 10-Q
period 2015-03-31
AntriaBio, Inc.
filed 2015-05-15
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

☐ Yes ☒ No

Number of shares of issuer’s common stock outstanding as of May 15, 2015: 24,338,219

i

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

AntriaBio, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Consolidated Balance Sheets

	March 31, 2015	June 30, 2014
	(Unaudited)
Assets

Current assets
Cash	$8,224,718	$5,934,534
Restricted cash	450,055	-
Inventory	92,425	289,600
Other current assets	175,023	83,425
Total current assets	8,942,221	6,307,559

Non-current assets
Fixed assets, net	2,303,080	337,932
Intangible assets, net	60,729	9,161
Deposit	750,000	750,000
Total non-current assets	3,113,809	1,097,093

Total Assets	$12,056,030	$7,404,652

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$1,325,754	$460,311
Accounts payable and accrued expenses - related party	-	397,055
Convertible notes payable	60,000	60,000
Deferred lease liability, current portion	96,015	-
Lease payable, current portion	92,912	-
Interest payable	12,579	11,079
Warrant derivative liability	211,221	35,595
Total current liabilities	1,798,481	964,040

Non-current liabilities:
Deferred lease liability, less current portion	506,499	33,881
Lease payable, less current portion	46,946	-
Total non-current liabilities	553,445	33,881

Total Liabilities	2,351,926	997,921

Commitments and Contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 23,535,740 and 18,091,792 shares issued and outstanding, March 31, 2015 and June 30, 2014, respectively	23,536	18,092
Additional paid-in capital	35,750,392	24,135,563
Accumulated deficit	(26,069,824)	(17,746,924)
Total stockholders' equity	9,704,104	6,406,731

Total Liabilities and Stockholders' Equity	$12,056,030	$7,404,652

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Operations

	Three Months		Nine Months
	Ended March 31,		Ended March 31,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Operating expenses
Research and development
Compensation and benefits	$628,252	$-	$1,306,806	$-
Consultants and outside costs	166,472	-	425,891	-
Material manufacturing costs	296,385	2,246	871,308	2,246
Facilites and other costs	199,686	-	365,511	-
	1,290,795	2,246	2,969,516	2,246
General and Administrative
Consulting fees	33,000	221,263	349,633	383,288
Compensation and benefits	780,500	591,023	2,828,032	1,361,355
Professional fees	72,270	228,308	362,339	470,926
Investor relations	36,602	-	468,047	-
General and administrative	87,033	552,539	626,777	728,505
	1,009,405	1,593,133	4,634,828	2,944,074

Total operating expenses	2,300,200	1,595,379	7,604,344	2,946,320

Loss from operations	(2,300,200)	(1,595,379)	(7,604,344)	(2,946,320)

Other income (expense)
Interest income	1,093	3,667	4,062	10,500
Interest expense	(2,086)	(3,441,448)	(4,885)	(4,229,612)
Derivative losses	(871,447)	(53,970)	(717,733)	(559,791)
Total other expense	(872,440)	(3,491,751)	(718,556)	(4,778,903)

Net loss	$(3,172,640)	$(5,087,130)	$(8,322,900)	$(7,725,223)

Net loss per common share - basic and diluted	$(0.14)	$(0.76)	$(0.42)	$(1.16)

Weighted average number of common shares outstanding - basic and diluted	22,542,821	6,671,537	19,840,425	6,669,896

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statement of Stockholders' Equity (Deficit)

From June 30, 2013 to March 31, 2015 (Unaudited)

			Additional		Total
	Common Stock, $0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at June 30, 2013	6,666,667	6,667	3,847,591	(8,016,470)	(4,162,212)

Stock-based compensation	-	-	1,081,792	-	1,081,792

Beneficial conversion feature	-	-	2,922,938	-	2,922,938

Fair value of warrants for financing and conversion	-	-	6,476,606	-	6,476,606

Fair value of warrants to be issued	-	-	690,187	-	690,187

Issuance of common stock, net of issuance costs of $2,263,804	5,725,327	5,725	3,477,683	-	3,483,408

Issuance of common stock for note conversions	5,297,964	5,298	4,959,581	-	4,964,879

Issuance of common stock as repayment of related party balance	176,283	176	274,824	-	275,000

Cashless exercise of warrants	100,550	101	(101)	-	-

Issuance of common stock for services	125,001	125	404,462	-	404,587

Net loss for the year ended June 30, 2014	-	-	-	(9,730,454)	(9,730,454)

Balance at June 30, 2014	18,091,792	$18,092	$24,135,563	$(17,746,924)	$6,406,731

Stock-based compensation (Unaudited)	-	-	1,864,226	-	1,864,226

Issuance of common stock for services (Unaudited)	167,668	168	298,250	-	298,418

Fair value of warrants issued (Unaudited)	-	-	5,169,743	-	5,169,743

Issuance of common stock, net of issuance costs of $2,693,836 (Unaudited)	5,276,280	5,276	4,282,610	-	4,287,886

Net loss for the nine months ended March 31, 2015 (Unaudited)	-	-	-	(8,322,900)	(8,322,900)

Balance at March 31, 2015 (Unaudited)	23,535,740	$23,536	$35,750,392	$(26,069,824)	$9,704,104

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months
	Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(8,322,900)	$(7,725,223)
Amortization of notes payable discount	-	3,356,000
Amortization of deferred financing costs	-	416,337
Amortization of intangible asset	3,432	2,658
Depreciation expense	91,021	-
Stock-based compensation expense	1,864,226	495,120
Stock issued for services	298,418	-
Derivative losses	717,733	559,791
Warrant expense	84,558	76,064
Bad debt expense	-	341,780
Forgiveness of accounts payable and accrued expenses - related party	132,339	-
Changes in operating assets and liabilities:
Increase in other assets	(91,598)	(24,331)
Decrease in inventory	197,175	-
Increase in due from related parties	-	18,948
Increase in accounts payable and accrued expenses	380,727	457,350
(Decrease) increase in accounts payable and accrued expenses - related party	(529,394)	590,838
Increase in interest payable	1,500	365,485
Deferred lease liability	57,017	-
Net Cash Used In Operating Activities	(5,115,746)	(1,069,183)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(874,960)	-
Acquisition of intangibles	(55,000)	-
Increase in restricted cash	(450,055)	-
Decrease in interest receivable - related party	-	(10,212)
Net Cash Used In Investing Activities	(1,380,015)	(10,212)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of financing costs	-	(270,300)
Proceeds from issuance of convertible notes payable	-	2,703,000
Repayments of convertible notes payable	-	(67,500)
Proceeds from issuance of notes payable - related party	-	234,700
Payments on lease payable	(45,019)	-
Proceeds from issuance of equity financing	9,761,070	4,970,453
Payment of placement agent compensation and issuance costs	(930,106)	(849,858)
Net Cash Provided By Financing Activities	8,785,945	6,720,495

Net increase in cash	2,290,184	5,641,100

Cash - Beginning of Period	5,934,534	527

Cash - End of Period	$8,224,718	$5,641,627

(Continued)

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-
Interest	$-	$-

Non-Cash Transactions:
Conversion of convertible notes payable to common stock	$-	$5,710,500
Conversion of interest payable to common stock	$-	$647,342
Conversion of accounts payable and accrued expense - related party to common stock	$-	$275,000
Beneficial conversion feature recorded as a debt discount	$-	$2,922,938
Warrant value recorded as a debt discount	$-	$433,062
Fixed assets acquired through lease payable	$184,877	$-
Fixed assets acquired through tenant improvement allowance	$511,616	$-
Warrant value recorded as issuance costs	$1,671,618	$-
Fixed assets acquired through accounts payable and accrued expenses	$484,716	$-
Warrant derivative liability reclassified as equity	$2,217,605	$-

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Notes to Consolidated Financial Statements
March 31, 2015

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended March 31, 2015 are not necessarily indicative of results for the full fiscal year.

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

Restricted Cash

Restricted cash consists of cash held in a joint account with our general contractor until the completion of the construction in progress.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation. The fixed assets as of March 31, 2015 and June 30, 2014 included $1,131,741 and $23,012, respectively, of construction in process in the buildout of our lab facilities and manufacturing suite. The Company estimates that the buildout will be completed early in fiscal year 2016 at which time they will begin to be depreciated.

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

The carrying amounts of financial instruments including cash, accounts payable, and convertible notes payable approximated fair value as of March 31, 2015 and June 30, 2014 due to the relatively short maturity of the respective instruments.

The warrant derivative liability recorded as of March 31, 2015 and June 30, 2014 is recorded at an estimated fair value based on a Black-Scholes pricing model for some of the warrant derivative liability. The warrant derivative liability recorded in the current period was recorded at an estimated fair value both when recorded and as of March 31, 2015 using an income approach based on a Lattice Model due to a down round provision. The warrant derivative liability is a level 3 fair value measurement with the entire change in the balance recorded through earnings. See significant assumptions in Note 8. The following table sets forth a reconciliation of changes in the fair value of financial instruments classified as level 3 in the fair value hierarchy:

Balance as of June 30, 2014	$(35,595)
Total unrealized gains (losses):
Included in earnings	(717,733)
Warrant recorded as derivative liability	(1,675,498)
Warrant reclassifed to equity	2,217,605
Balance as of March 31, 2015	$(211,221)

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $8,322,900 and net cash used in operations of $5,115,746 for the nine months ended March 31, 2015, working capital equity of $7,143,740, stockholders’ equity of $9,704,104, and an accumulated deficit of $26,069,824 at March 31, 2015.  In addition, the Company is in the preclinical stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 5 Related Party Transactions

During the three and nine months ended March 31, 2015, the Company incurred consulting expenses of $33,000 and $99,000, respectively, for services performed by related parties of the Company and included in the statements of operations. As of March 31, 2015 and June 30, 2014, $0 and $397,055, respectively, of related party expenses are recorded in accounts payable and accrued expense – related party. During the three months ended March 31, 2015, the accounts payable and accrued expense – related party balance outstanding of $132,339 was forgiven and written off.

During the three and nine months ended March 31, 2014, the Company incurred consulting expenses of $172,530 and $334,204, respectively, and professional expenses of $0 and $51,000, respectively, for services performed by related parties of the Company and included in the statements of operations.

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

The convertible notes outstanding as of March 31, 2015 and June 30, 2014 are:

	March 31, 2015	June 30, 2014

2010 Notes (A)	$60,000	$60,000
2011 Notes (B)	-	-
2011 Notes (C)	-	-
2012 Notes (D)	-	-
	$60,000	$60,000

The notes originated at various dates from April 2010 through January 2013 and mature at various dates from February 2012 to June 2014.

As of March 31, 2015, all of the outstanding convertible notes have matured and payments were due on demand and remains convertible at the holders option. The convertible notes which have not been repaid continue to accrue interest at a rate of 8%.

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

On March 31, 2014, the Company entered into a services agreement whereby the Company receives assistance with investor relations relating to digital strategy, website and investor materials, market awareness and other services. The compensation for these services will be 500,000 shares of common stock to be issued over a twelve-month period. As of March 31, 2015, 291,669 shares of common stock have been issued under the agreement and $296,669 has been recorded as investor relations expense during the nine months ended March 31, 2015. On November 1, 2014 the agreement was terminated and no additional compensation will be paid.

During the nine months ended March 31, 2015, the Company completed a private placement transaction in which the Company issued 4,968,482 units to accredited investors. Each unit consists of one share of our common stock and one common share purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $2.50 per share and the warrant will expire 36 months following the issuance. The Company received net proceeds of $6.7 million after the placement agent compensation and issuance costs paid of $873,164 and $1,590,920 of warrant expense recorded as issuance costs.

In the third quarter of fiscal 2015, the Company completed an initial close of a private placement transaction in which the Company issued 307,798 units to accredited investors. Each unit consists of one share of our common stock and one common share purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $2.50 per share and the warrant will expire 36 months following the issuance. The Company received net proceeds of $339 thousand after the placement agent compensation and issuance costs paid of $56,943 and $172,809 of warrant expense recorded as issuance costs. The Company completed the final close on the private placement transaction on April 6, 2015 in which another $1.4 million of gross proceeds were received.

The Company issued no shares of preferred stock during the three and nine month period ended March 31, 2015. The Company has not declared or paid any dividends or returned any capital to shareholders as of March 31, 2015.

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

On March 26, 2014, the Company adopted the AntriaBio, Inc. 2014 Stock and Incentive Plan which allows the Company to issue up to 3,750,000 of common stock in the form of stock options, incentive options or common stock. As of March 31, 2015, the Company granted 3,295,000 of these shares to current employees and directors of the Company. The options have an exercise price from $1.29 to $3.44 per share. The options vest monthly over 4 years with some options subject to a one year cliff before options begin to vest monthly.

On February 23, 2015, the Company adopted the AntriaBio, Inc. 2015 Non Qualified Stock Option Plan which allows the Company to issue up to 6,850,000 of common stock in the form of stock options. As of March 31, 2015, the Company granted 4,072,000 of these shares to current employees and directors of the Company. The options have an exercise price of $2.06 per share. The options vest monthly over 4 years with some options subject to a one year cliff before options begin to vest monthly.

AntriaBio has computed the fair value of all options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions used could cause significant differences in a valuation calculation. AntriaBio estimated a volatility factor utilizing a comparable published volatility of a peer company. Due to the small number of option holders, AntriaBio has estimated a forfeiture rate of zero. AntriaBio estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.

AntriaBio has computed the fair value of all options granted during the nine months ended March 31, 2015 using the following assumptions:

Expected volatility	90 - 92%
Risk free interest rate	1.31% - 1.88%
Expected term (years)	5 - 7
Dividend yield	0%

Stock option activity is as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding, June 30, 2013	1,508,334	$4.50	4.6
Granted	2,835,000	$3.14
Outstanding, June 30, 2014	4,343,334	$3.61	5.6
Granted	4,532,000	$2.03
Forfeited	(212,916)	$3.57
Outstanding, March 31, 2015	8,662,418	$2.78	7.4

Exercisable at March 31, 2015	2,065,147	$3.95	4.1

Stock-based compensation expense related to the fair value of stock options was included in the statement of operations as research and development – compensation and benefits expense of $224,029 and $362,369 and as general and administrative – compensation and benefits expense of $484,676 and $1,501,857 for the three and nine months ended March 31, 2015, respectively. The unrecognized stock-based compensation expense at March 31, 2015 is $12,397,853. AntriaBio determined the fair value as of the date of grant using the Black-Scholes option pricing method and expenses the fair value ratably over the vesting period.

Warrants- AntriaBio issued warrants to agents and note holders in conjunction with the closing of its convertible notes payable and equity financings as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding, June 30, 2013	293,092	$2.21	4.1
Warrants issued to note holders	225,259	$1.89
Warrants issued to note holders	4,039,184	$1.98
Warrants issued to related party	39,117	$7.50
Warrants issued in private placement	6,287,679	$2.34
Warrants issued to placement agent	290,861	$1.56
Warrants issued for investor relations	66,667	$3.34
Warrants exercised	(100,550)	$1.17
Warrants forfeited	(41,570)	$1.17
Outstanding, June 30, 2014	11,099,739	$2.21	3.6
Warrants issued in private placements	5,276,280	$2.50
Warrants issued to placement agent	1,576,937	$2.50
Warrants issued for investor relations	105,000	$1.65
Warrants cancelled	(59,758)	$2.92
Outstanding, March 31, 2015	17,998,198	$2.31	3.0

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

Nine Months Ended March 31, 2015: The Company issued warrants to purchase 4,968,482 shares of common stock at a price of $2.50 per share, exercisable through February 2018 in connection with the issuance of units in a private placement. The Company issued warrants to the placement agent to purchase agent to purchase 1,477,287 shares of common stock at a price of $2.50 per share, exercisable through February 2022 in connection with the private placement that occurred from November 2014 through February 2015. The Company issued warrants to purchase 105,000 shares of common stock at a price of $1.65 per share in connection with investor relations services. The Company issued warrants to purchase 307,798 shares of common stock at a price of $2.50 per share, exercisable through March 2018 in connection with the issuance of units in a private placement. The Company issued warrants to the placement agent to purchase agent to purchase 99,650 shares of common stock at a price of $2.50 per share, exercisable through March 2022 in connection with the private placement that occurred in March 2015.

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

The warrants exercisable for the 66,667 shares of common stock are accounted for under liability accounting for the shares that have vested and were recorded at their fair value on the date of issuance of $50,365 as a liability and as professional fees and investor relation expense. The fair value as of March 31, 2015 and June 30, 2014 were $38,412 and $35,595, respectively which is reflected as a liability with the fair value adjustment recorded as a derivative expense on the consolidated statements of operations.

The warrants exercisable for the 4,968,482 shares of common stock were accounted for under equity treatment and were recorded at the allocated fair value as of the date of issuance. The estimated fair value of the warrants was $3,527,816 and the allocated fair value of $2,597,932 was recorded into additional paid-in capital. The warrants exercisable for the 307,798 shares of common stock were accounted for under equity treatment and were recorded at the allocated fair value as of the date of issuance. The estimated fair value of the warrants was $379,694 and the allocated fair value of $181,418 was recorded into additional paid-in capital. The warrants exercisable for the 105,000 shares of common stock were accounted for under equity treatment and were fair valued as of the date of issuance. The fair value of the warrants was valued at $80,677 and recorded as additional paid-in-capital and professional fees.

The warrants exercisable for the 1,477,287 shares were accounted for under liability accounting on the date they were recorded, except for 58,914 shares which were recorded directly into equity using the Black-Scholes pricing model on February 23, 2015 at a fair value of $92,111. The warrants to purchase 1,418,373 shares had a value of $1,498,809 when originally recorded using a Lattice pricing model and $2,217,605 as of February 23, 2015 using a Black-Scholes pricing model and reclassified into equity with the fair value adjustment recorded as derivative expense on the consolidated statement of operations. The warrants exercisable for the 99,650 shares were accounted for under liability accounting on March 31, 2015. The warrants to purchase 99,650 shares had a value of $172,809 when recorded using a Lattice pricing model.

On May 2, 2014, an investor elected to exercise their warrant under a net issue exercise in which 100,550 shares of common stock were issued and 41,570 warrant shares were forfeited.

These warrants were valued using the Black-Scholes option pricing model on the date of issuance except for the warrants to purchase 290,861 shares and the warrants to purchase 1,518,387 shares which were valued using a Lattice pricing model. In order to calculate the fair value of the warrants in both models, certain assumptions were made regarding components of the model, including the closing price of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and warrant term. Changes to the assumptions could cause significant adjustments to valuation. AntriaBio estimated a volatility factor utilizing a comparable published volatility of a peer company. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.

The Black-Scholes valuation methodology was used because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions were as follows:

Expected volatility	89% - 97%
Risk free interest rate	0.56% - 2.21%
Warrant term (years)	2 - 7
Dividend yield	0%

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

We utilize a Lattice model to determine the fair market value of the warrants to purchase 1,418,373 shares on the day they were issued. The warrants issued resulted in a warrant derivative liability of $1,498,809 on the dates they were issued. The Lattice model accommodates the probability of exercise price adjustment features as outlined in the placement agent agreement. Under the terms of the placement agent agreement, until the final close of the private placement financing under the agreement, the exercise price per share can be reduced in proportion to the exercise price per share of warrants issued in the private placement that is lower than the exercise price per share as stated in the warrant agreement. The estimated fair value was derived using the lattice model with the following assumptions:

Expected volatility	90% - 91%
Risk free interest rate	1.89% - 1.98%
Warrant term (years)	7
Dividend yield	0%

We utilize a Lattice model to determine the fair market value of the warrants to purchase 96,650 shares on March 31, 2015, the day they were issued. The warrants issued resulted in a warrant derivative liability of $172,809 on the date they were issued. The Lattice model accommodates the probability of exercise price adjustment features as outlined in the placement agent agreement. Under the terms of the placement agent agreement, until the final close of the private placement financing under the agreement, the exercise price per share can be reduced in proportion to the exercise price per share of warrants issued in the private placement that is lower than the exercise price per share as stated in the warrant agreement. The estimated fair value was derived using the lattice model with the following assumptions:

Expected volatility	90%
Risk free interest rate	1.71%
Warrant term (years)	7
Dividend yield	0%

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

In the three and nine months ended March 31, 2015, the Company did not record any income tax provision due to the expected future losses and full valuation allowance on its deferred tax assets.

Note 10 Commitments and Contingencies

Lease Commitments – In May 2014, the Company entered into a lease of approximately 27,000 square feet of office, laboratory and clean room space to be leased for seventy two months. The lease requires monthly payments of $28,939 adjusted annually by approximately 3% plus triple net expenses monthly of $34,381 adjusted annually. The Company also made a security deposit of $750,000 which is held by the landlord and will be returned gradually over the next several years.

As of March 31, 2015, minimum rental commitment under the lease is as follows:

Year Ending June 30,
2015	$88,552
2016	359,468
2017	370,252
2018	381,360
2019	392,855
Thereafter	335,747
$1,928,234

In September 2014, the Company entered into an equipment lease for laboratory equipment to be leased for twenty-four months with a bargain purchase option at the end of the lease. The equipment lease has been recorded as a capital lease with monthly payments of $8,075 per month to be made.

As of March 31, 2015, minimum rental commitment under the leases is as follows:

Year Ending June 30,
2015	$24,222
2016	96,890
2017	24,223
Total rental commitments	145,335
Less: Interest payments	(5,477)
Total lease payable	139,858
Lease payable, current portion	(92,912)
Lease payable, less current portion	$46,946

Legal Matters - From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest.

Note 11 Subsequent Events

No events occurred subsequent to March 31, 2015 that would require adjustment to the accompanying financial statements or footnotes other than those disclosed in the notes above.

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

2015 Key Objectives

In calendar year 2015 we have five key objectives including the following:

1.	Complete the build-out of our manufacturing suite in our Louisville, Colorado facility and produce AB101 material for our first human clinical study in accordance with current good manufacturing practices (cGMP).
2.	Complete toxicology studies in two animal species for AB101 to enable the filing of an investigational new drug application (IND) with the US Food and Drug Administration (FDA).
3.	File the IND with the FDA.
4.	Commence our fist clinical study for AB101 in the fourth quarter of calendar 2015.
5.	Announce an additional pipeline candidate using our proprietary platform.

Our 2015 corporate objectives are dependent upon one another and to the extent that there is a delay or complication in any one objective, our ability to timely complete our other goals could be adversely impacted.

For example, prior to conducting our first human study, we must first file and have accepted an IND with the FDA. Preparing the IND is an involved process and, amongst other things, its submission is predicated upon completion of toxicology studies in two animal species. We have begun these animal studies and we expect to have final results this year which would facilitate the filing of our IND.

We are currently in the process of producing the requisite AB101 material for use in the toxicology studies and to the extent there is a delay in the production and release of that material, our timeline for obtaining results from the toxicology studies could be extended which would delay our submission of the IND to the FDA and ultimately delay the commencement of our first human study.

As another example of the interdependent nature of our corporate objectives, to date we have successfully produced AB101 material in our labs, but we have not produced material under aseptic process conditions which will require the construction of a sterile manufacturing suite in our facilities in Louisville, Colorado. We commenced the construction of that suite in February 2015 and while we have secured the necessary permits and retained a qualified contractor with relevant pharmaceutical construction experience, the fabrication of a cGMP suite is complex and there could be construction delays. There are also uncertainties with respect to the procurement and installation of specialized equipment for our microsphere platform. We currently anticipate completion of construction by August 2015, but any unforeseen construction related issues could delay the completion of the suite and commencement of any clinical studies.

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

Results of Operations

For Three and Nine Months Ended March 31, 2015 and 2014

Results of operations for the three months ended March 31, 2015 (the “2015 quarter”) and the three months ended March 31, 2014 (the “2014 quarter”) reflected losses of $3,172,640 and $5,087,130, respectively. These losses include charges related to compensation and benefits of $1,408,752 in the 2015 quarter and $591,023 in the 2014 quarter. The losses also include interest expense of $2,086 in the 2015 quarter and $3,441,448 in the 2014 quarter due to the amortization of debt discounts and beneficial conversion features.

Results of operations for the nine months ended March 31, 2015 (the “2015 period”) and the nine months ended March 31, 2015 (the “2014 period”) reflected losses of $8,322,900 and $7,725,223, respectively. These losses include charges related to compensation and benefits of $4,134,838 in the 2015 period and $1,361,355 in the 2014 period. The losses also include interest expense of $4,885 in the 2015 period and $4,229,612 in the 2014 period due to the amortization of debt discounts and beneficial conversion features

Revenues

We are a preclinical stage company and have not generated any revenues since inception.

Expenses

Research and development costs include salaries, benefits and other staff-related costs; consultants and outside costs; material manufacturing costs; and facilities and other costs. Research and development costs were approximately $1,291,000 in the 2015 quarter compared to $2,000 in the 2014 quarter. Research and development costs were approximately $2,970,000 in the 2015 period compared to $2,000 in the 2014 period. The increase is due to the Company starting significant research and development activities during the 2015 period.

General and administrative costs were approximately $1,009,000 in the 2015 quarter compared to $1,593,000 in the 2014 quarter. General and administrative costs were approximately $4,634,000 in the 2015 period compared to $2,944,000 in the 2014 period. The increase is due to an increase in stock-based compensation in the 2015 period as well as having more full time employees in the 2015 period compared to the 2014 period. The increase is also due to an increase in investor relations expenses due to several contracts that have been entered into that the Company did not have during the 2014 quarter and 2014 period.

Liquidity and Capital Resources

In calendar year 2014 and first quarter of calendar year 2015, we successfully raised approximately $22 million of the originally targeted $25-30 million that we believe was necessary to achieve our near term objective of generating human proof of concept data for AB101 and as of March 31, 2015, we had $8.7 million cash on hand. Our monthly general operating expenses average approximately $500,000 and based on this average spend, we have sufficient cash to fund our operations well into the first half of calendar year 2016. However, in order to accomplish our primary objective of conducting our first clinical study for AB101 and having sufficient capital to fund our operations through mid calendar year 2016, we will require additional funding.

Specifically, we anticipate that the requisite construction of our manufacturing suite will cost a total of at least $2.5 million along with the total purchase of an additional $1.5-2 million of manufacturing equipment. We are also planning on spending approximately $4 million on our first clinical study for AB101 which we currently anticipate will begin in the fourth quarter of calendar 2015. In order to have sufficient capital to cover our ongoing operations through the first half of 2016 including the principal objective of producing human proof of concept data for AB101, we will need to secure additional funding.

During the year ended June 30, 2014, we converted $6.3 million in convertible notes payable and $722 thousand in interest payable into 5,297,964 shares of common stock and issued warrants to purchase shares of common stock. During the year ended June 30, 2014, we closed on an equity transaction in which we issued 5,725,327 units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock. The Company received net proceeds of approximately $7.6 million from the equity transaction. During the nine months ended March 31, 2015, we closed on equity transactions in which we issued 5,276,280 units in which each unit consisting of one share of common stock and a warrant to purchase one share of common stock. We received net proceeds of approximately $8.8 million from the equity transactions.

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

In April 2015 the FASB issued ASU 2015-03, Interest-Imputation of Interest. Under this new standard, debt issuance costs reported on the consolidated balance sheet would be reflected as a direct deduction from the related debt liability rather than as an asset. This will be effective for us on July 1, 2016 with early adoption permitted. Retroactive application to prior periods is required. We do not expect the adoption to have a material impact on our financial condition or results of operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet transactions.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCUSSION ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Accounting Officer (our principal accounting officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation and the material weakness described below, our management concluded that we did not maintain effective disclosure controls and procedures as of March 31, 2015 in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that it is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management has identified control deficiencies regarding a lack of segregation of duties, and a need for a stronger internal control environment. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate disclosure controls.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements, tagged as blocks of text.*

*Filed herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTRIABIO, INC.

Date: May 15, 2015	By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2015	By:	/s/ Morgan Fields
Morgan Fields
Chief Accounting Officer
(Principal Accounting Officer)

