Form 10-K
period 2015-06-30
AntriaBio, Inc.
filed 2015-09-30
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended June 30, 2015
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrants most recently completed second fiscal quarter (December 31, 2014) was $23,619,589

Number of shares of issuer’s common stock outstanding as of September 25, 2015: 24,338,219

i

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

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:

•	the loss of key management personnel or sponsored research partners on whom we depend;

•	the progress and results of clinical trials for our product candidates;

•	our ability to navigate the regulatory approval process in the United States and other countries, and our success in obtaining required regulatory approvals for our product candidates;

•	commercial developments for products that compete with our product candidates;

•	the actual and perceived effectiveness of our product candidates, and how those product candidates compare to competitive products;

•	the ability to obtain intellectual property protection, the strength of our intellectual property protection, and our success in avoiding infringing the intellectual property rights of others;

•	adverse developments in our research and development activities;

•	potential liability if our product candidates cause illness, injury or death, or adverse publicity from any such events;

•	our ability to operate our business efficiently, manage capital expenditures and costs (including general and administrative expenses) and obtain financing when required.

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

PART I

ITEM 1. BUSINESS

AntriaBio, Inc. (“AntriaBio”, the “Company”. “we” or “us”) is a biopharmaceutical company that develops novel, sustained release injectable therapies. We apply our proprietary formulation and manufacturing capabilities to known, well-characterized molecules to create differentiated, patent-protected therapies that have the potential to significantly improve existing standards of care.

Lead Product Candidate: AB101

Our lead product candidate (“AB101”), a microsphere formulation of PEGylated human recombinant insulin, is being developed as an extended acting basal insulin intended for once-weekly subcutaneous injection, for use alone and in combination with bolus prandial insulin or oral glucose lowering therapies, to improve glycemic control in patients with Type 1 and Type 2 Diabetes Mellitus. We believe that AB101 has the potential to provide a near peak-less, slow and uniform release of basal insulin. The current standard of care in the $11 billion basal insulin market is daily or twice a day injections.

AB101 Formulation

To formulate AB101 we use PEGylation chemistry to attach a low molecular weight (5000 Daltons) polyethylene glycol (“PEG”) to the phenylalanine amino acid residue on the N-terminus of insulin’s B peptide chain to create PEGylated insulin (“peginsulin”). By attaching a PEG in this fashion, human insulin becomes amphiphilic and can be uniformly co-dissolved in a solvent with a biodegradable polymer (“PLGA”). Following the dissolution of peginsulin and PLGA, the solvent is removed through an emulsification process and when dried, uniform microspheres are formed in a solid state solution. Prior to administration, the microspheres are reconstituted in an aqueous solution and when injected, the microspheres dissolve through hydrolysis, releasing insulin at a slow, steady and predictable rate over the course of a week.

AB101 Preclinical Results

In 2014, the Company (through independent contract research organizations) conducted a series of in vitro and in vivo animal pharmacology studies to assess the pharmacokinetics and the pharmacodynamics of AB101, to prepare for filing of an investigational new drug application (“IND”) to conduct human clinical studies.  The data shows that human recombinant insulin PEGylated (peginsulin) with a relatively low molecular weight PEG (5000 Daltons) retains similar receptor binding affinity and receptor-mediated biological activity compared to native insulin.  Further, the data in two animal species also demonstrates that subcutaneous administration of AB101 (peginsulin microspheres) leads to dose-dependent slow onset and sustained increases in insulin levels and associated glucose reduction, without acute hypoglycemia caused by an “insulin burst.” The pharmacokinetics and the pharmacodynamics profiles in animals support the target product profile of AB101 as a once-weekly basal insulin therapy for Type 1 and Type 2 Diabetes Mellitus.

An abstract presenting our findings was submitted and accepted by the American Diabetes Association and we presented our data in an oral session at the association’s annual meeting in Boston in June 2015.

Additional AB101 Preclinical and Clinical Plans

In 2015, as a precursor to our US clinical studies and in order to fulfill requirements of the US Food and Drug Administration (“FDA”) in support of an IND filing, we are conducting pre-clinical studies, including acute and sub-acute toxicity studies in at least two species, safety pharmacology, and mutagenicity/genotoxicity studies.

The intended clinical development plan for AB101 is consistent with the FDA’s Guidance for Industry, Diabetes Mellitus: Developing Drugs and Therapeutic Biologics for Treatment and Prevention, and will be generally modeled after recent development programs for long-acting basal insulin products.  Variations will be introduced to account for the specific characteristics of AB101, as applicable.  The overall goal of the program will be to demonstrate efficacy and safety of once-weekly AB101 compared to currently available basal insulins.

The single ascending dose study in Type 1 and Type 2 Diabetes Mellitus will be followed by repeat dose pharmacokinetics and the pharmacodynamics studies.  Euglycemic clamping will be utilized to evaluate the time-action profile for glucose lowering following repeated once-weekly doses of AB101, and to determine steady-state.

In addition, the Company plans to conduct a Phase 2 program to assess and confirm the intended dosing profile, specifically of the once weekly dosing frequency, and for dose-ranging.  The Phase 3 registration program will comprise multiple studies to compare efficacy and safety to currently available basal insulins, in various combinations with bolus insulin and/or oral glucose lowering agents.  It will be of adequate size to meet recommended guidance for assessing chronic safety when used for Diabetes Mellitus.

New Product Candidate: AB301

On September 16, 2015, we announced the addition of a successfully formulated new product candidate to our product development pipeline. As a potential treatment for patients with type 2 diabetes, AB301 is a once-weekly injectable combination of a PEGylated human glucagon-like peptide-1 (“GLP-1”) agonist and AB101, our basal insulin lead product candidate. We believe that there is a potential advantage of combining a GLP-1 agonist with basal insulin to complement glycemic control while attenuating weight gain and hypoglycemic risk. As a once weekly injectable therapy, AB301 would be differentiated from combination therapies that are currently in clinical development and require daily injections. In vitro and in vivo studies completed to date indicate that AB301 has the potential to be a well-tolerated, effective therapy for type 2 diabetes and we are engaged in ongoing preclinical studies of AB301.

Competition

We face competition from pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and private research organizations in recruiting and retaining highly qualified scientific personnel and consultants and in the development and acquisition of technologies.

If successfully commercialized, AB101 would compete directly against Sanofi’s Lantus and Toujeo, Novo Nordisk’s Levemir and any other branded or biosimilar basal insulin therapies that obtain regulatory approval in advance of AB101.

Sanofi’s LixiLan and Novo Nordisk’s Xultophy are daily injectable GLP-1 agonist and basal insulin combination therapies that are currently in Phase 3 development. Xultophy was approved for commercial use in the European Union in September 2014. If we successfully develop and commercialize AB301, it would compete directly against LixiLan, Xultophy and any other GLP-1 agonist and basal insulin combination therapies that obtain regulatory approval. Sanofi and Novo Nordisk are large pharmaceutical companies with substantially greater financial, marketing and development resources than AntriaBio. Further, the pharmaceutical and biotechnology industries are very competitive and are characterized by rapid and continuous technological innovation.

We believe that there are a number of additional therapies in preclinical and clinical development to treat diabetes that may result in effective, commercially successful treatments, including drugs that may be in development by Sanofi, Novo Nordisk Eli Lilly and other organizations. Each of these therapies and others may compete with AB101 and AB301.

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

Our existing patent involves a single-step method for rapidly and efficiently preparing conjugates of insulin and its analogs with hydrophilic polymers, specifically PEG. This method includes reacting a protein and a hydrophilic polymer in the presence of at least one organic solvent and at least one metal chelator, under near-neutral conditions. More specifically, this invention is directed to the site-specific modification of the proteins with PEG. It also provides a pharmaceutical formulation for the uniform mixture of the protein-PEG conjugate in a biodegradable polymer. This patent, which expires in April 2024, is issued in Australia, India, Japan and Europe, is allowed in the US, and is pending in Canada, Brazil, China and Hong Kong.

As it relates to this invention, our lead product candidate, AB101, is comprised of a PEG molecule linked to human recombinant insulin specifically at the phenylalanine amino acid at position B1. A biodegradable microsphere that is a homogenous solid solution of PLGA and the insulin-PEG conjugate is formulated. We plan to apply this method of preparing protein-polymer conjugates, and formulating them with biodegradable polymers to future product candidates as well.

As part of our strategy to enhance our patent portfolio, in July 2014, we filed a nonprovisional patent application covering novel methods and systems used to create biodegradable microparticles with superior syringeability, injectability, flowability, and uniformity. The methods claimed in the patent are directed towards the microsphere manufacturing technology platform that is broadly applicable to current and future products under development.

Additionally, we filed a provisional patent application in December 2014 around novel compositions and systems used to create formulations for sustained release products that are used by themselves or in combination with other molecules. Further, we filed a provisional patent application in June 2015 around methods to improve amine pegylation.

We plan on filing additional patent applications over time that are directed towards both technology enhancements and product candidates.

Government Regulation

Regulation by governmental authorities in the US and other countries is a significant factor in the development, manufacture and marketing of pharmaceutical products. All of our potential products will require regulatory approval by governmental agencies prior to commercialization. In particular, pharmaceutical therapies are subject to rigorous preclinical testing and clinical trials and other pre-market approval requirements by the FDA and regulatory authorities in foreign countries. Various federal, state and foreign statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products.

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

Research and Development

We incurred approximately $4,769,657 in research and development expenses for the year ended June 30, 2015. We did not incur any significant research and development expenses for the year ended June 30, 2014 as most of our expenses were related to the commencement of operations.

Employees

As of June 30, 2015, we had nineteen full-time employees as well as five contract employees, all of whom have experience with pharmaceutical, biotechnology or medical product companies. None of our employees or contractors is covered by collective bargaining agreements.

Corporate Information

In March 2010, an entity was incorporated in Delaware ( herein known as “Antria Acquisition Corp.”) with the express purpose of acquiring the assets of PR Pharmaceuticals, Inc., a corporation that prior to declaring bankruptcy in 2008, developed proprietary technology to be used with active pharmaceutical ingredients to create sustained release injectable formulations, including what is now known as AB101.

On July 26, 2010, the Company was incorporated in Nevada under the name “Fits My Style Inc.” and had no revenue and or operations other than capital formation and the development of a business plan related to the creation of a retail related mobile application.

On January 31, 2013, the following transactions occurred: (i) Antria Acquisition Corp. purchased the assets of PR Pharmaceuticals Inc.; (ii) Antria Acquisition Corp. became a wholly-owned operating subsidiary of the Company in a reverse merger (“Reverse Merger”); and (iii) the Company ceased operations of “Fits My Style” and instead became a sustained release biopharmaceutical corporation known as “AntriaBio, Inc.”

ITEM 1A. RISK FACTORS.

Investors should consider carefully the following information about these risks before deciding to purchase any of our securities. If any of the events or developments described below actually occur, our business, results of operations and financial condition would likely suffer and Investors may lose all or part of their investment. In addition, it is also possible that other risks and uncertainties that affect our business may arise or become material in the future.

Risks Related to Our Business

We will need substantial additional capital to fund our operations. If we fail to obtain additional capital, we may be unable to complete the development and commercialization of our product candidates or continue our research and development programs.

Our operations will consume substantial amounts of cash. We expect to spend substantial amounts on research and development, including preclinical and clinical studies for our product candidates, manufacturing materials and expanding our research and development program. As of June 30, 2015, we have $5.7 million in cash on hand. It is anticipated that we will need at least an additional $15-20 million in capital through December 2016 to cover operating expenses, clinical testing and development of pipeline products. We expect that our cash used by operations will continue to increase for the next several years. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue one or more of our drug development or research and development programs. We also may be required to: seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; and relinquish, license or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available.

Our corporate objectives are dependent upon one another and to the extent that there is a delay or complication in any one objective, our ability to timely complete our other goals could be adversely impacted.

Our corporate objectives are dependent upon one another and to the extent that there is a delay or complication in any one objective, our ability to complete our other goals in a timely fashion could be adversely impacted. For example, prior to conducting our first human study, we must first file an IND for AB101 with the FDA and produce AB101 material under current good manufacturing practices (“cGMP”) conditions. We have experienced delays in finalizing the completion of our cGMP manufacturing suite which has an adverse impact our ability to submit our IND and begin clinical studies.

Results of preclinical testing or earlier clinical studies are not necessarily predictive of future results, therefore none of the product candidates we advance into clinical studies may have favorable results in later clinical studies or receive regulatory approval.

Success in preclinical testing and early clinical studies does not ensure that later clinical studies will generate adequate data to demonstrate the efficacy and safety of an investigational drug or biologic. We are also unable to assure that initial clinical studies will be successful. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in Phase 3 clinical studies, even after seeing promising results in earlier clinical studies. We do not know whether any clinical studies we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market any of our product candidates. If later stage clinical studies do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted. Even if we believe that our product candidates have performed satisfactorily in preclinical testing and clinical studies, we may still fail to obtain FDA approval for our product candidates.

We may experience delays in our clinical trials that could adversely affect our financial position and our commercial prospects.

Many factors could affect the timing of clinical trials, including lack of cGMP drug product, slow patient recruitment, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new drugs approved for the conditions we are investigating. Other companies may be conducting clinical trials or may announce plans for future trials that will be seeking patients with the same indications as those we are studying. Our clinical trials could also be impacted by FDA interactions, discussions or potential holds by the FDA. As a result of all of these factors, our trials may take longer to enroll patients than we anticipate. Delays in patient enrollment in the trials may increase our costs and slow down our product development and approval process. Our product development costs will also increase if we need to perform more or larger clinical trials than planned. Any delays in completing our clinical trials will delay our ability to generate revenue from product sales, and we may have insufficient capital resources to support our operations.

Due to our reliance on contract research organizations or other third parties to conduct clinical trials, we may not have complete control over the timing, conduct and expense of our clinical trials.

We plan to rely primarily on third parties to conduct our clinical trials. As a result, we will have less control over the conduct of the clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trial than would be the case if our own staff conducted all clinical trials. Communicating with outside parties can also be challenging, potentially leading to mistakes and difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may experience unexpected increased costs that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay our trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

Adverse events in our clinical trials may force us to stop development of our product candidates or prevent regulatory approval of our product candidates.

Our product candidates may produce serious adverse events in patients during clinical trials. These adverse events could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA, or other regulatory authorities requesting additional preclinical data or denying approval of our product candidates for any or all targeted indications. An institutional review board, independent data safety monitoring board, the FDA, other regulatory authorities or the Company itself may suspend or terminate clinical trials at any time. We cannot assure you that any of our product candidates will prove safe for human use.

If our product candidates do not meet safety or efficacy endpoints in clinical evaluations, they will not receive regulatory approval and we will be unable to market them.

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

The results of preclinical studies and initial clinical trials of our product candidates do not necessarily predict the results of later-stage clinical trials. We are also unable to assure that initial clinical studies will be successful. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials. We cannot assure you that the data collected from the preclinical studies and clinical trials of our product candidates will be sufficient to support FDA or other regulatory approval. In addition, the continuation of a particular study after review by an independent data safety monitoring board does not necessarily indicate that our product candidate will achieve the clinical endpoint.

The FDA and other regulatory agencies can delay, limit or deny approval for many reasons, including:

•	a product candidate may not be safe or effective;

•	the manufacturing processes or facilities we have selected may not meet the applicable requirements; and

•	changes in regulatory agency approval policies or adoption of new regulations may require additional clinical trials or work on our end.

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

Despite our efforts, our product candidates may not:

•	offer therapeutic benefit or other improvement over existing, comparable therapeutics;

•	be proven safe and effective in clinical studies;

•	meet applicable regulatory standards;

•	be capable of being produced in sufficient quantities at acceptable costs;

•	be successfully commercialized; or

•	obtain favorable reimbursement.

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

Preclinical testing and clinical studies are long, expensive and uncertain processes. We may spend several years completing our testing for any particular product candidate, and failure can occur at any stage. Negative or inconclusive results or adverse medical events during a clinical study could also cause us or the FDA to terminate a clinical study or require that we repeat it or conduct additional clinical studies. Additionally, data obtained from a clinical study is susceptible to varying interpretations and the FDA or other regulatory authorities may interpret the results of our clinical studies less favorably than we do. The FDA and equivalent foreign regulatory agencies have substantial discretion in the approval process and may decide that our data is insufficient to support a marketing application and require additional preclinical, clinical or other studies.

Any failure or delay by our third-party suppliers on which we rely or intend to rely to provide materials necessary to develop and manufacture our drug products may delay or impair our ability to commercialize our product candidates.

We rely upon a small number of third-party suppliers for the manufacture of certain raw materials that are necessary to formulate our drug products, including AB101, for preclinical and clinical testing purposes. We intend to continue to rely on them in the future. We also expect to rely upon third parties to produce materials required for the commercial production of our product candidates if we succeed in obtaining necessary regulatory approvals. If we are unable to arrange for third-party sources, or do so on commercially unreasonable terms, we may not be able to complete development of or market our product candidates.

There are a small number of suppliers for raw materials that we use to manufacture our drugs. Such suppliers may not sell these raw materials at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Although we generally do not begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete the clinical study, any significant delay in the supply of raw material components needed to produce a product candidate for a clinical study due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If we or our manufacturers are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply of such product candidates, which would impair our ability to generate revenues from the sale of our product candidates.

If we successfully commercialize any of our drugs, we may be required to establish commercial manufacturing capabilities of larger scale. In addition, as our drug development pipeline increases and matures, we will have a greater need for clinical study and commercial manufacturing capacity. We have no experience manufacturing pharmaceutical products on a commercial scale and we may need to rely on third-party manufacturers with capacity for increased production scale to meet our projected needs for commercial manufacturing, the satisfaction of which on a timely basis may not be met.

Our competitors may develop and market drugs that are less expensive, more effective or safer than our product candidates.

The pharmaceutical market is highly competitive. If approved by regulatory agencies and subsequently commercialized, our product candidates that contain currently approved active ingredients will likely face competition from existing products on the market. In particular, if we successfully commercialize AB101, our product candidate would compete directly against Sanofi’s Toujeo and Lantus, and Novo Nordisk’s Levemir and Tresiba, which is pending FDA approval. Additionally, other pharmaceutical and biotechnology companies may develop improved formulations of the same drugs that compete with drug products we are developing. It is possible that our competitors will develop and market products that are less expensive, more effective or safer than our future products or that will render our products obsolete. We expect that competition from pharmaceutical and biotechnology companies, universities and public and private research institutions will increase. Many of these competitors have substantially greater financial, technical, research and other resources than we do. We may not have the financial resources, technical and research expertise or marketing, distribution or support capabilities to successfully compete with these competitors.

After the completion of our clinical studies, we cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates and we cannot, therefore, predict the timing of any future revenue from these product candidates.

Even if we achieve positive clinical results and file for regulatory approval, we cannot commercialize any of our product candidates until the appropriate regulatory agencies have reviewed and approved the applications for such product candidates. We cannot assure that the regulatory agencies will complete their review processes in a timely manner or that we will obtain regulatory approval for any product candidate we develop. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical studies and FDA regulatory review.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory hurdles.

Even if US regulatory approval is obtained for a particular drug candidate, the FDA may still impose significant restrictions on marketing, indicated uses and/or require potentially costly post-approval studies or post-market surveillance. For example, the label ultimately approved, if any, may include restrictions on use. Further, the FDA may require that long-term safety data may need to be obtained as a post-market requirement. Our product candidates will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices and regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

If any of our product candidates for which we receive regulatory approval does not achieve broad market acceptance, the revenue that we generate from its sales, if any, will be limited

The commercial success of our product candidates for which we obtain marketing approval from the FDA or other regulatory agencies will depend upon the acceptance of these products by the medical community, including physicians, patients and payors. The degree of market acceptance of any of our approved products will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy compared to other products;

•	prevalence and severity of any adverse effects;

•	limitations or warnings contained in a product’s FDA-approved labeling;

•	availability of alternative treatments;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid; and

•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage.

If our product candidates are approved, but do not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.

Recently enacted and future legislation or regulatory reform of the health care system in the US and foreign jurisdictions may affect our ability to sell our products profitably.

Our ability to commercialize our future products successfully, alone or with collaborators, will depend in part on the extent to which reimbursement for the products will be available from government and health administration authorities, private health insurers and other third-party payors. The continuing efforts of the US and foreign governments, insurance companies, managed care organizations and other payors of health care services to contain or reduce health care costs may adversely affect our ability to set fair prices for our products, generate revenues and achieve and maintain profitability.

Specifically, in both the US and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could impact our ability to sell our products profitably. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

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

In some foreign countries, including major markets in the European Union and Japan, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take up to 12 months or longer after the receipt of regulatory marketing approval for a drug product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical study that compares the cost effectiveness of our product candidates to other available therapies. Such pharmacoeconomic studies can be costly and the results uncertain. Our business could be harmed if reimbursement of our products is unavailable, limited in scope or amount or if pricing is set at unsatisfactory levels.

We face potential product liability exposure, and, if successful claims are brought against us, we may incur substantial liability.

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

We currently do not have any product liability insurance coverage as we have not yet begun clinical trials for AB101, our lead product candidate. We plan to obtain product liability insurance prior to beginning our clinical trials. This product liability insurance coverage for our clinical studies may not be sufficient to reimburse us for all expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for any of our product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain this product liability insurance on commercially reasonable terms. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

If we use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

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

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.

We currently do not have dedicated staff for the sale, marketing and distribution of drug products. The cost of establishing and maintaining such a staff may exceed the cost-effectiveness of doing so. In order to market any products that may be approved by the FDA, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

Guidelines and recommendations published by various organizations may adversely affect the use of any products for which we may receive regulatory approval.

Government agencies issue regulations and guidelines directly applicable to us and to our product candidates. In addition, professional societies, practice management groups, private health or science foundations and organizations involved in various diseases from time to time publish guidelines or recommendations to the medical and patient communities. These various sorts of recommendations may relate to such matters as product usage and use of related or competing therapies. For example, organizations like the American Diabetes Association have made recommendations about therapies in the diabetes therapeutics market. Changes to these recommendations or other guidelines advocating alternative therapies could result in decreased use of any products for which we may receive regulatory approval, which may adversely affect our results of operations.

Our independent registered public accounting firm’s report, contained herein, includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

Our financial statements have been prepared on the basis that we will continue as a going concern. For the period from March 24, 2010 to June 30, 2015, we have an accumulated deficit of $29,109,288. As of June 30, 2015, our total stockholder’s equity was $9,053,807 and we had working capital of $4,410,606. We expect to continue to incur losses for the foreseeable future as we develop and commercialize AB101, and we must raise additional capital from external sources in order to sustain our operations. Primarily as a result of our history of losses and limited cash balances, our independent registered public accounting firm has included in their audit report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, our ability to obtain financing to continue to fund our operations. We cannot provide any assurance that we will be able to raise additional capital. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in the development of AB101 and other product candidates.

We are at an early stage of development as a company and we do not have, and may never have, any products that generate significant revenues.

We are at an early stage of development as a proprietary product specialty pharmaceutical company and we do not have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. Our efforts may not lead to commercially successful products, for a number of reasons, including:

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

Initially, we expect to derive all of our revenues, if any, from AB101. As we cannot currently enter the market with AB101, it is uncertain whether AB101 will achieve and sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on our ability to successfully commercialize and market our products. Failure of consumers to accept AB101 would significantly adversely affect our revenues and profitability.

We have never generated any revenues and may never become profitable.

Since inception, we have not generated any revenues and have incurred an accumulated deficit of $29,109,288 through June 30, 2015. We expect to continue to incur substantial operating losses for the next several years as we move AB101 and other product candidates into clinical trials and continue our research and development efforts. To become profitable, we must successfully develop, manufacture and market our product candidates, either alone or in conjunction with possible collaborators. We may never have any revenues or become profitable.

Our limited operating history makes it difficult to evaluate our business and prospects.

Our operations to date have been limited to organizing and staffing our company, acquiring product and technology rights and conducting preclinical studies. We have not demonstrated an ability to conduct clinical trials, obtain regulatory approval for or commercialize a product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully testing, developing and commercializing pharmaceutical products.

If we are unable to successfully remediate the material weakness in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, which may adversely affect investor confidence in us and, as a result, the value of our common stock..

In connection with the audit of the fiscal 2015 consolidated financial statements of AntriaBio, Inc., our auditors noted a material weakness in our controls, principally as a result of not having segregated duties as our Chief Accounting Officer can initiate and complete transactions and not having measures that would prevent the Chief Accounting Officer from overriding the internal control system. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting that results in more than reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. We have also begun evaluating and implementing additional procedures to improve the segregation of duties. We cannot assure that these or other measures will fully remediate the deficiencies or material weakness described above. We also cannot assure you that we have identified all of our existing significant deficiencies and material weaknesses, or that we will not in the future have additional significant deficiencies or material weaknesses.

Risks Related to Our Intellectual Property

Our current patent positions and license portfolio may not include all patent rights needed for the full development and commercialization of our product candidates. We cannot be sure that patent rights we may need in the future will be available to license on commercially reasonable terms, or at all.

We typically develop our product candidates using compounds that we have in-licensed, including the original composition of matter patents and patents that claim the activities and methods for such compounds’ production and use to the extent known at that time. For example, as part of the assets acquired from PR Pharmaceuticals, Inc., the Company obtained a license agreement that was originally executed with Brookwood Pharmaceuticals. The license agreement allows the Company to use certain controlled delivery technology for AB101 depending upon the Company’s formulation. Based upon the AB101 formulation that has been selected, the Company believes that the license is applicable and that under the terms of the license agreement, the Company would owe a single digit royalty to the license holder if such formulation is commercialized. The Company is still evaluating the need for a similar license for AB301. Such determination is dependent upon the Company’s final selection of a clinical candidate from the various formulations of AB301 that are currently in preclinical development. To the extent that the Company concludes that the technology is applicable to the formulation of the AB301 clinical candidate, the Company may need to obtain a license and no assurance can be given that a license will be granted, or that one will be granted on commercially reasonable terms.

As we learn more about the mechanisms of action and new methods of manufacture and use of these product candidates, we may file additional patent applications for these new inventions or we may need to ask our licensors to file them. Although we may file additional patent applications, those patents may never be issued. We may also need to license additional patent rights or other rights on compounds, treatment methods or manufacturing processes because we learn that we need such rights during the continuing development of our product candidates.

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

If our or our licensors’ patent positions do not adequately protect our product candidates or any future products, others could compete with us more directly, which would harm our business.

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

The patent positions of biotechnology and pharmaceutical companies, including our own patent position, involve complex legal and factual questions, and, therefore, validity and enforceability cannot be predicted with certainty. Patents may be challenged, deemed unenforceable, invalidated or circumvented. We and our licensors will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies, product candidates and any future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

We rely on trade secrets to protect our proprietary know-how and technological advances, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. Costly and time consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. Failure to obtain or maintain trade secret protection could enable competitors to use our proprietary information to develop products that compete with our products or cause additional, material adverse effects upon our competitive business position.

Litigation regarding patents, patent applications and other proprietary rights may be expensive and time consuming. If we are involved in such litigation, it could cause delays in bringing product candidates to market and harm our ability to operate.

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

Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time-consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have our patents declared invalid, we may incur substantial monetary damages; encounter significant delays in bringing our product candidates to market; or be precluded from participating in the manufacture, use or sale of our product candidates or methods of treatment requiring licenses.

If our patent and other intellectual property protection is inadequate, our sales and profits could suffer or competitors could force our products completely out of the market.

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

Risks Related to Our Common Stock

Investors may experience dilution if we issue additional shares of common stock.

In general, stockholders do not have preemptive rights to any common stock issued by us in the future. Therefore, stockholders may experience dilution of their equity investment if we issue additional shares of common stock in the future. This includes shares issuable under equity incentive plans, or if we issue securities that are convertible into shares of our common stock. Given that we will we require additional capital, we intend to raise funds in the future by issuing common stock that will cause dilution to our stockholders. We also have significant outstanding warrants to purchase common stock as well as a stock option pool available to employees, which if exercised, would cause dilution to our stockholders.

There is a limited trading market for our common stock, which could make it difficult to liquidate an investment in our common stock, in a timely manner.

Our common stock is currently traded on the OTCQB. Because there is a limited public market for our common stock, investors may not be able to liquidate their investment whenever desired. We cannot assure that an active trading market for our common stock will ever develop and the lack of an active public trading market means that investors may be exposed to increased risk. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity.

If securities analysts do not publish research or reports about our business or if they downgrade us or our sector, the price of our common stock could decline.

The trading market for our common stock will depend in part on research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who cover us downgrades us or the industry in which we operate or the stock of any of our competitors, the price of our common stock will likely decline. If one or more of these analysts ceases coverage altogether, we could lose visibility, which could also lead to a decline in the price of the common stock.

We cannot ensure that our common stock will be listed on a securities exchange, which may adversely affect your ability to dispose of our common stock in a timely fashion.

We plan to seek listing of our common stock on the NYSE MKT or a NASDAQ exchange as soon as reasonably practicable. In 2011,the NYSE MKT and the NASDAQ amended their listings to restrict the ability of companies that have completed reverse mergers to list their securities on such exchanges. In order to become eligible to list their securities on such exchange, reverse merger companies must have had their securities traded on an over-the-counter (OTC) market for at least one year, maintained a certain minimum closing price for no less than 30 of the most recent 60 days prior to the filing of an initial listing application and prior to listing, and timely filed with the SEC all required reports since consummation of the reverse merger, including one annual report containing audited financial statements for a full fiscal year commencing after the date of the filing of the Form 8-K containing the Company’s Form 10 information. To date the Company has not met all of the filing requirements above and may not be able to satisfy the initial listing standards of the NYSE MKT or NASDAQ exchanges in the foreseeable future or at all. Even if we are able to list our common stock on such exchange, we may not be able to maintain a listing of the common stock on such stock exchange.

The market price and trading volume of our common stock may be volatile, which may adversely affect its market price.

The market price of our common stock could be subject to significant fluctuations due to factors such as:

•	actual or anticipated fluctuations in our financial condition or results of operations;

•	limited trading activity;

•	success or failure of our operating strategies and our perceived prospects; realization of any of the risks described in this section; failure to be covered by securities analysts or failure to meet the expectations of securities analysts;

•	decline in the stock prices of peer companies; and

•	discount in the trading multiple of our common stock relative to that of common stock of certain of our peer companies due to perceived risks associated with our smaller size.

As a result, shares of our common stock may trade at prices significantly below the price an investor paid to acquire them. Furthermore, declines in the price of our common stock may adversely affect the Company’s ability to conduct future offerings or to recruit and retain key employees.

Our common stock may be considered a “penny stock.”

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

ITEM 2. PROPERTIES

Our corporate headquarters are located at 1450 Infinite Drive, Louisville, Colorado. On May 5, 2014, we entered into a lease agreement for the lease of 27,000 square feet of office, lab and clean room space in Louisville, Colorado.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTCQB of the OTC Markets Group under the trading symbol “ANTB.” The OTCQB is an inter-dealer quotation and trading system and only market makers can apply to quote securities on the OTCQB. Trading in our common stock on the OTCQB has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

The market data table takes into account our 6 for 1 Reverse Split effective May 1, 2014. The Company acknowledges that some media sites that report market and trading information reflect our trading information on a pre-Reverse Split basis and have not updated the share price data prior to the effectiveness of the Reverse Split to account for the Reverse Split.

The following table sets forth the high and low last reported sale price information for our common stock for the fiscal quarters:

	Common Stock
	High	Low

First quarter 2014	$5.70	$1.85
Second quarter 2014	$4.56	$1.20
Third quarter 2014	$4.08	$2.40
Fourth quarter 2014	$4.00	$1.01
First quarter 2015	$2.14	$1.35
Second quarter 2015	$1.50	$0.90
Third quarter 2015	$2.25	$1.21
Fourth quarter 2015	$2.00	$1.20

Holders

As of September 25, 2015 there were of record approximately 291 holders of common stock.

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

Unregistered Sale of Equity Securities

On May 1, 2015 we entered into a consulting agreement with an investor relations firm. As part of the compensation for our investor relations firm, we agreed to issue warrants to purchase up to 15,000 shares of common stock as part of the agreement in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. The warrants will vest on September 30, 2015, contain a cashless exercise rights, and shall be adjusted both as to the number of Financing Warrant Shares and price into which and at which they are exercisable, based on any splits, conversions, or reorganizations that affect the Company’s common stock.

On April 20, 2015 we issued 37,838 shares of restricted common stock as compensation for assisting in raising funds in the most recent private placements. We relied on an exemption from registration under Section 4(a)(2) of the Securities Act.

Equity Compensation Plan Information

Upon our acquisition of Antria Acquisition Corp. pursuant to the Reverse Merger, we assumed the option agreements (“Assumed Options”). The Assumed Options are governed by the terms of their respective option agreements. The Assumed Options generally are nontransferable and expire no later than five years from the date of grant. Between 50-66.7% of the shares of common stock issuable and/or exercised under the option agreements vest immediately on the grant date with the remainder to vest ratably monthly until the vesting date. The Assumed Options have an exercise price of $4.50 per share. The Assumed Options were duly approved by the Antria Acquisition Corp. stockholders prior to the closing of the Reverse Merger and were granted to Steve Howe, Hoyoung Huh, Sankaram Mantripragada and Nevan Elam.

In June 2013, the Company approved the grant of options to purchase 8,334 shares of common stock to contractors of the Company. The options are governed by the terms of their respective option agreements and expire no later than five years from the date of the grant. The first 25% of the shares of common stock issuable and/or exercised under the option agreement vested immediately on the grant date with the remainder vesting in 25% intervals through October 2015. The options have an exercise price of $4.50

On March 26, 2014, the board of directors (the “Board”) and the holders of a majority of the Company’s issued and outstanding stock, adopted the Company’s 2014 Stock and Incentive Plan. With the effectiveness of the plan by shareholder approval, the board issued to executives, directors and other employees options to purchase 2,835,000 shares of common stock and have issued additional options to purchase 460,000 shares of common stock through June 30, 2015. The options are governed by the 2014 Stock and Incentive Plan and expire no later than seven years from the date of the grant. The options vest on a monthly basis over 48 months with some options subject to a one year cliff and have an exercise price based on the fair value of the common stock on the date of grant.

On February 23, 2015, the Board adopted the Company’s 2015 Non Qualified Stock Option Plan which allows the Company to issue up to 6,850,000 shares of common stock in the form of stock options. The 2015 Non Qualified Stock Option Plan will be administered by a committee of the Board, or the entire Board of a committee has not been formed. The Board or Committee has the authority to issue options to any eligible persons, which includes employees, officers, non-employee directors, consultants, independent contractors, or advisors providing services to the Company. The Board or Committee also determines the terms and conditions of any options issued. The Board has issued options to purchase 4,112,000 shares of common stock during the year ended June 30, 2015. The options are governed by the 2015 Non Qualified Stock Option Plan and expire no later than ten years from the date of the grant. The options vest on a monthly basis over 48 months with some options subject to a one year cliff and have an exercise price based on the fair value of the common stock on the date of grant.

The following table displays equity compensation plan information as of June 30, 2015:

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compansation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	3,295,000	2.94	455,000
Equity compensation plans not approved by security holders	5,620,334	$2.71	2,738,000
Total	8,915,334	$2.80	3,193,000

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

Executive Summary

AntriaBio, is a biopharmaceutical company that develops novel, sustained release injectable therapies. We apply our proprietary formulation and manufacturing capabilities to known, well-characterized molecules to create differentiated, patent-protected products that have the potential to significantly improve existing standards of care. Our lead product candidate, AB101 is a microsphere formulation of human recombinant insulin and a biodegradable polymer that is injected subcutaneously once per week for patients with type 1 and type 2 diabetes mellitus. We believe that AB101 has the potential to provide a near peak-less, slow and uniform release of basal insulin. The current standard of care in the $11 billion basal insulin market is daily or twice a day injections.

In calendar year 2014 and in the first half of calendar year 2015, we successfully raised a total of $22.8 million to fund our operations and we have accomplished a series of corporate objectives including:

•	Established a 27,000 square-foot research laboratory and manufacturing facility
•	Created a Scientific Advisory Board of esteemed endocrinologists
•	Hired staff to complete the formation of scientific, clinical and corporate teams
•	Produced preclinical material for our lead product candidate, AB101
•	Conducted in vitro and in vivo pharmacology studies
•	Presented data from these studies in an oral session at the American Diabetes Association 75th Scientific Sessions in Boston
•	Nearly completed construction of our cGMP manufacturing suite
•	Initiated discussions with the FDA regarding our lead product candidate
•	Announced the addition of a new product candidate, AB301

At the start of calendar year 2015, we set out to complete the following five key objectives and the following is an update on our progress.

Complete toxicology studies for AB101

We needed to conduct toxicology studies in two animal species to enable the filing of an IND for AB101 with the FDA and we have successfully completed six week repeat dose toxicology studies in both dogs and rats. Further analysis and reports are underway and will be completed by the end of calendar year 2015.

File AB101 IND with FDA

In order to enable a clinical study for AB101, our plan at the start of the year was to file an IND with the FDA prior to the end of Q4 2015. As part of the process of filing the IND, we initiated a dialog with the FDA through a pre-IND meeting request submission to obtain the agencies’ perspective with respect to our preclinical efforts and planned initial clinical studies for AB101. We have received detailed and constructive feedback from the FDA regarding our study plans for AB101 and we believe that we will be able to incorporate the agencies’ opinions into our clinical efforts.

Although we received several comments from the FDA, there is one issue that will adversely impact our timeline for the commencement of our first clinical study. Specifically, based upon our review of similar filings by other corporations, we initially anticipated that the FDA would require one month of stability data for our peginsulin drug substance in the filing of the IND. However, the FDA has informed us that it would like at least six months of stability data for peginsulin and this extended timeline will delay our IND filing and commencement of our clinical study until 2016 as detailed below. While we are still reviewing our planned IND submission with the FDA, to date we have not received any responses that we believe would preclude us from studying AB101 in patients.

Construction of cGMP Suite

In order to conduct our first clinical study for AB101, we require sterile materials and therefore one of our objectives at the start of the year was to construct a cGMP manufacturing suite in our Louisville, Colorado facility. We anticipated spending approximately $2.5 million on the project, with a targeted completion date of August 2015. As of September 25, 2015, the project is 90% complete and we believe that the project will be finalized by October 9, 2015. While the project will be completed substantially within budget, we did experience certain delays that pushed out completion timelines including the following: delays in the delivery of certain construction materials from manufacturers; extended lead times for the acquisition of certain equipment, including casework for our laboratories; and delays on the validation of certain newly purchased equipment and final certification of the cGMP suite.

At the start of the year, we planned for the manufacture of cGMP AB101 material in September or October 2015 in anticipation of our first clinical study. Given the delays in finalizing the suite, we do not expect to have cGMP AB101 clinical material available until Q1 of calendar year 2016.

Commence clinical studies for AB101

At the start of the year we planned to commence our first human clinical study in the latter half of calendar year 2015. Taking into account the aforementioned FDA request for six months of stability data on AB101’s drug substance as well as the delay in the completion of our cGMP facility, we now believe that we will file the IND for AB101 at the end of the 2nd quarter of calendar year 2016 and subsequently commence the clinical study following the FDA’s acceptance of the IND application.

Announce an additional pipeline candidate using our proprietary platform

At the start of the year, we set out to announce an additional pipeline candidate by end of calendar year 2015. On September 16, 2015, we announced the addition of a successfully formulated new product candidate to our product development pipeline. As a potential treatment for patients with type 2 diabetes, AB301 is a once-weekly injectable combination of a PEGylated human glucagon-like peptide-1 (GLP-1) agonist and AB101, our basal insulin lead product candidate. We believe there is a potential advantage of combining a GLP-1 agonist with basal insulin to complement glycemic control while attenuating weight gain and hypoglycemic risk. We believe AB301 is a unique candidate relative to similar combination therapies that are currently in clinical development that will be dosed daily if successfully commercialized. In vitro and in vivo studies completed to date indicate that AB301 has the potential to be a well-tolerated, effective therapy for type 2 diabetes. We are currently engaged in ongoing preclinical studies of AB301.

While we will be unable to commence our clinical studies for AB101 in calendar year 2015, we believe we have made and continue to make significant progress towards advancing the program. We remain encouraged by the potential for AB101, particularly following our interactions with the FDA and the completion of toxicology studies in two species to support its IND. Having expanded our capabilities through the construction of a cGMP manufacturing suite and announcing an additional pipeline candidate, we remain committed to advancing AB101 into the clinic in 2016. To that end, as of June 30, 2015, we had $5.7 million in cash to fund our operations. While we still have capital to fund our current activities, we do not have sufficient capital to continue our operations in calendar year 2016, including funding the first clinical study for AB101. We anticipate requiring approximately $15 million to fund all of our corporate objectives through calendar year 2016, including making cGMP batches of AB101 material, finalizing and filing our IND with the FDA and paying for the first clinical study, which we plan to conduct at a CRO in southern California. The additional funding will also allow us to continue our preclinical efforts for AB301, including preparations to file an IND for the candidate.  As a result, one of our primary goals is to raise additional capital as soon as practicable on favorable terms.

Significant Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to share-based payments and warrants, fair value of derivative instruments, income tax valuation allowances and contingencies. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstance, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

Patents

Costs of establishing patents consisting of legal fees paid to third parties and related costs are currently expensed as incurred. We will continue this practice unless we can demonstrate that such costs add economic value to our business, in which case we will capitalize such costs as part of intangible assets. The primary consideration in making this determination is whether or not we can demonstrate that such costs have, in fact, increased the economic value of our intellectual property. The $68,000 value of the patents acquired in connection with the asset acquisition from PR Pharmaceuticals, Inc. is being amortized over the remaining patent lives of approximately eleven years.

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

Derivatives

We account for our liability warrants by recording the fair value of the warrant derivative liability. The fair value of the warrants is calculated using either the Black-Scholes pricing model or the Lattice Model. We recorded the derivative expense at the inception of each instrument reflecting the difference between the fair value and the cash received. Changes in the fair value in subsequent periods were recorded to derivative income or expense for the period.

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

Results of Operations

The Company recorded net losses of $11,362,364 and $9,730,454 for the years ended June 30, 2015 and 2014, respectively.

Revenues - We are a preclinical stage company and have not yet generated any revenues.

Expenses – Research and development costs include salaries, benefits and other staff-related costs; consultants and outside costs; material manufacturing costs; and facilities and other costs. Research and development costs for the years ended June 30, 2015 and 2014 were $4,701,209 and $34,317, respectively. The increase is due to the Company starting significant research and development activities during 2015 as the lab facility and significant staff were not established until 2015.

General and administrative costs as of June 30, 2015 and 2014 were $5,996,673 and $5,141,716, respectively. The increase is mainly due to an increase in payroll expenses and stock based compensation expenses in 2015 compared to 2014 as the Company has hired additional staff during the current year.

Interest expense for the years ended June 30, 2015 and 2014, was $6,729 and $4,230,112, respectively, which is interest on debt issued and the debt discount related to the beneficial conversion features recorded on the convertible debt. The main decrease in interest expense is related to the beneficial conversion feature of $2,922,938 that was recorded and amortized into interest expense during the year ended June 30, 2014 when the convertible debt was converted into common stock.

Factors impacting our Results Operations

We have not generated any revenues since our inception in March 2010. Since inception, we have engaged in organizational activities, conducted private placements which raised additional capital, built out the manufacturing suite, produced material for our lead product candidate under good laboratory practices (GLP), conducted studies using the GLP material, and conducted research and development on our pipeline product candidates.

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

Net Cash Used in Operating Activities

During the year ended June 30, 2015, our operating activities used approximately $7.1 million in cash. The use of cash was $3.9 million lower than the net loss due to non-cash charges for stock-based compensation, derivative expenses, amortization and depreciation as well as other non-cash activities. Net cash provided by operating activities also included a $222,382 decrease in inventory and a $436,688 increase in accounts payable and accrued expense and cash used in operating activities of a $264,716 decrease in accounts payable and accrued expenses – related party.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended June 30, 2015 was $3,613,124. During the year, the Company purchased $3,107,957 of fixed assets for the facility, paid $55,000 for the acquisition of the contingent liabilities from the Estate of PR Pharmaceuticals, Inc. and had an increase in restricted cash of $450,167 which is being restricted for the construction of the lab and manufacturing facilities.

Net cash used in investing activities during the year ended June 30, 2015 was $830,185. During the year the Company purchased $69,974 of fixed assets for the facility, paid $750,000 as a deposit on the lease of the facility and saw a decrease of $10,211 in the interest receivable – related party.

Net Cash from Financing Activities

Net cash provided by financing activities during the year ended June 30, 2015 was $10,036,190. During the year, the Company received proceeds from equity financings of $11,175,656 and paid out issuance costs of $1,071,568. The Company also made payments of $67,898 on the lease payable.

Net cash provided by financing activities during the year ended June 30, 2014 was $9,931,549. During the year, the Company issued convertible notes payable of $2,703,000, repaid convertible notes payable of $67,500 and paid financing fees of $270,300. The Company also received proceeds from equity financings of $8,931,434 and paid out $1,365,085 in issuance costs.

Liquidity and Capital Resources

As of June 30, 2015, we have approximately $5.7 million in cash on hand and restricted cash and working capital of approximately $4.4 million. During the year ended June 30, 2015, we closed on an equity transaction in which we issued 6,040,921 units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock.

The Company received net proceeds of approximately $10.1 million from the equity transaction. While we do have cash on hand, we anticipate that we will need an additional $15 - $20 million to cover operating expenses, clinical trials of AB101 and continuing research and development of our product pipeline through the calendar year end 2016. We are currently evaluating raising additional capital to fund our current and future operations.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet transactions.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2015.

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Operating lease obligations	$1,839,682	$359,468	$1,144,467	$335,747	$-
Capital lease obligations	121,123	96,890	24,233	-	-
Total	$1,960,805	$456,358	$1,168,700	$335,747	$-

Recently Issued Accounting Pronouncements

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

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of senior management, including our chief executive officer (our principal executive officer) and our chief accounting officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the chief executive officer and chief accounting officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report were not effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting at June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control—Integrated Framework. Based on that assessment under those criteria, our management has determined that, at June 30, 2015, our internal control over financial reporting was not effective due to a material weakness in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

The material weakness assessed by management was that (1) we have not segregated duties as our chief accounting officer can initiate and complete transactions in the general ledger system, and (2) we have not implemented measures that would prevent the chief accounting officer from overriding the internal control system. We do not believe that these control weaknesses have resulted in deficient financial reporting because the chief executive officer is aware of his responsibilities under the SEC reporting requirement and personally certifies the financial reports.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in internal controls over financial reporting

During the period covered by this Annual Report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

See Item 5 of this annual report on Form 10-K for a description of our unregistered sales of securities during our fiscal year ended June 30, 2015. Such description is incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information with respect to our current directors, executive officers and key employees. The term for each director expires at our next annual meeting or until his or her successor is appointed. The ages of the directors, executive officer and key employees are shown as of September 25, 2015.

Name	Position	Age
Nevan C. Elam	Chief Executive Officer and Chairman of the Board	47 (1)
Sankaram Mantripragada, Ph.D.	Chief Scientific Officer	56 (2)
Hoyoung Huh, Ph.D.	Director and Chairman of the Scientific Advisory Board and Business Development	46 (3)
Barry Sherman, M.D	Director	74 (4)
David F. Welch, Ph.D.	Director	54 (5)
Morgan Fields	Chief Accounting Officer	35 (6)

(1)	Effective January 31, 2013, Nevan C. Elam was appointed as Chief Executive Officer and as a member of the Board for AntriaBio. Effective December 31, 2013, Nevan Elam was appointed as Chairman of the Board.
(2)	Effective January 31, 2013, Sankaram Mantripragada was appointed as Chief Scientific Officer for AntriaBio.
(3)	Effective January 31, 2013, Hoyoung Huh was appointed as a member of the Board of AntriaBio. Effective January 1, 2015, Dr. Huh was appointed as the Chairman of the Scientific Advisory Board and Business Development.
(4)	Effective July 18, 2014, Barry Sherman, M.D. was appointed as a member of the Board of AntriaBio.
(5)	Effective July 24, 2015, David Welch was appointed as a member of the Board of AntriaBio.
(6)	Effective July 18, 2014, Morgan Fields was appointed as Chief Accounting Officer for AntriaBio.

Set forth below is biographical information with respect to each of the aforementioned individuals.

Nevan C. Elam. Mr. Elam serves as our Chief Executive Officer and as the Chairman of our Board. Mr. Elam was as a Managing Director of Konus Advisory Group, Inc. from January 2012 to September 2014. Prior to his service with Antria and Konus Advisory Group, Inc., Mr. Elam served as Chief Executive Officer and President of AeroSurgical Ltd., a medical device company operating out of Ireland. Prior to his service with AeroSurgical Ltd., Mr. Elam was Head of the Pulmonary Business Unit and Senior Vice President of Nektar Therapeutics from April, 2007 through December 2008 and served as Nektar's Senior Vice President of Corporate Operations and General Counsel from January 2005 through April 2007. From March 2004 through December 2004, Mr. Elam served as an Advisor to E2open, Inc. From February 2002 through March 2004, Mr. Elam served as Chief Financial Officer of E2open and from October 2000 to February 2002, he served as Vice President of Business and Corporate Development of E2open. Prior to E2open, Mr. Elam was a Partner in the corporate practice of the law firm of Wilson Sonsini Goodrich & Rosati, where he served for eight years. He serves as Director of Savara, Inc., AeroSurgical Ltd. and Aerogen Ltd. Mr. Elam received his Juris Doctorate from Harvard Law School and a Bachelors of Arts from Howard University. We believe that Mr. Elam’s experience advising pharmaceutical companies of their unique legal and regulatory obligations qualifies him to serve on the Board.

Sankaram Mantripragada, Ph.D. Dr. Mantripragada serves as our Chief Scientific Officer. Prior to his service with our Company, Dr. Mantripragada served as the Chief Scientific Officer of Antria Acquisition Corp. Prior to his service with Antria Acquisition Corp., Dr. Mantripragada served as VP of Research and Development of PR Pharmaceuticals from June 2005 until October 2009. From October 2004 until June 2005, Dr. Mantripragada was an advisor to companies specializing in diabetes, cell-based therapies and cardiovascular diseases. Dr. Mantripragada served as Director, Research and Development of Guidant Corporation, now part of Abbott Vascular, from September 2003 until October 2004. Prior to that, he served as Director, Research and Development and Vice President, Scientific Development of SkyePharma from September 1992 until September 2003. Prior to that, he was an Assistant Professor of Biochemistry at the University of Virginia, School of Medicine from January 1989 until September 1994. Dr. Mantripragada obtained his Ph.D. in Molecular Biophysics from the Indian Institute of Science and completed a postdoctoral research program at the Max Planck Institute for Biophysical Chemistry in Germany.

Hoyoung Huh, M.D., Ph.D. Dr. Huh serves as a member of our Board and Chairman of our Scientific Advisory Board and Business Development. Dr. Huh was a Managing Director of Konus Advisory Group, Inc. from January 2012 to September 2014 with Mr. Elam. Prior to founding Konus Advisory Group, Inc., Dr. Huh was Chief Executive Officer of BiPar Sciences, Inc. from February 2008 until December 2010. In addition, Dr. Huh has been involved in the formation, management and board positions of multiple biotechnology and innovation-based companies. Dr. Huh currently serves as the Chairman of the Board of Geron Corporation and CytomX Therapeutics as well as on the board of directors for Addex Therapeutics, ReSurge International and SF Jazz. Dr. Huh holds an M.D. from Cornell University Medical College, a Ph.D. in Genetics/Cell Biology from the Cornell University/Sloan-Kettering Institute, and a Bachelor’s degree in biochemistry from Dartmouth College. We believe that Dr. Huh’s medical experience and his experience working with pharmaceutical companies qualifies him to serve on the Board.

Barry Sherman, M.D. Dr. Sherman serves as a member of our Board. Dr. Sherman was most recently President and CEO of StemPar Sciences, a newly formed company in the emerging field of cancer metabolism. He has more than 30 years of experience in academic and pharmaceutical biomedical research. Dr. Sherman was Genentech's first Senior Vice President and Chief Medical Officer, served as President and CEO of Anergen Inc., and was a founder of Pain Therapeutics and BiPar Sciences. Prior to joining Genentech in 1985, Dr. Sherman was Professor of Medicine and Endocrinology at the University of Iowa-College of Medicine, where he served as Associate Chairman of the Department of Internal Medicine and Director of the National Institutes of Health-Sponsored Clinical Research Center. Dr. Sherman is a graduate of the University of Michigan where he received both his A.B. and M.D. degrees with honors. We believe that Dr. Sherman’s medical experience and his experience working with pharmaceutical companies qualifies him to serve on the Board.

David F. Welch, Ph.D. Dr. Welch serves as a member of our Board. Dr. Welch is the co-founder of Infinera Corporation and has served as the President since June 2013 and as a member of the Board since October 2010. Dr. Welch has served in various executive roles within Infinera Corporation since May of 2001. Prior to joining Infinera, Dr. Welch served in various executive roles, including as Chief Technology Officer of the Transmission Products Group of JDS Uniphase Corporation, an optical component company, and Chief Technology Officer and Vice President of Corporate Development of SDL Inc., an optical component company. Dr. Welch holds over 130 patents, and has been awarded the Optical Society of America’s (“OSA”) Adolph Lomb Medal, Joseph Fraunhofer Award, the John Tyndall Award and the IET JJ Thompson Medal for Achievement in Electronics, in recognition of his technical contributions to the optical industry. He is a Fellow of OSA and the Institute of Electrical and Electronics Engineers. We believe that Dr. Welch’s leadership experience and his experience with public companies qualifies him to serve on the Board.

Morgan Fields. Ms. Fields serves as our Chief Accounting Officer. Ms. Fields, has served as the Controller of Antria Acquisition Corp. since October 2012. Prior to joining AntriaBio, Ms. Fields was an Assurance Director with McGladrey LLP and had been with McGladrey LLP since 2003. Ms. Fields received her Bachelor's degree in accounting as well as her Masters in Accounting from the University of Northern Iowa.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Legal Proceedings

During the past ten years, we are not aware of any legal proceedings to which any of our executive officers or any associate of any of our executive officers, directors or person nominated to become a director was involved in which is required to be disclosed pursuant to Item 401(f) of Regulation S-K.

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

Committees of the Board of Directors

We have no standing audit, compensation, corporate governance or nominating committee as our entire Board performs the function of each of these committees. We do not have a financial expert on our Board, however we will consider adding a financial expert as we continue to grow and increase our Board.

The Company has established a Scientific Advisory Board. Dr. Huh serves as the Chairman of the SAB. The other members of the board are Fredrick B. Kraemer, M.D., Philip Home, M.A., D.Phil., D.M., F.R.C.P., Jerrold Olefsky, M.D., Andrew R. Hoffman, M.D., and C. Ronald Kahn, M.D.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the period from July 1, 2014 to June 30, 2015, other than EU One Group, LLC, all filing requirements applicable to its officers, directors and ten percent beneficial owners were complied with.

EU One Group, LLC, a Nevis limited liability company and stockholder of Antria Acquisition Corp. did not report the sale of their outstanding shares from EU One Group, LLC on Form 4.

Non-Employee Director Compensation

In consideration for their service on the Board, Antria compensates its non-employee directors with an annual fee as well as in the form of options for each year for their continued service. Antria also reimburses its directors for reasonable out of pocket expenses incurred in attending Antria’s board meetings and in carrying out their board duties. During the fiscal year ended June 30, 2015, Dr. Sherman was paid $12,500 in director fees and was granted an option to purchase up to 75,000 shares of common stock under the 2014 Stock and Incentive Plan and 187,000 shares of common stock under the 2015 Non Qualified Stock Option Plan. During the fiscal year ended June 30, 2014, Mr. Howe was granted an option to purchase up to 125,000 shares of common stock under the 2014 Stock and Incentive Plan and Dr. Huh was granted an option to purchase up to 350,000 shares of common stock under the 2014 Stock and Incentive Plan.

On July 1, 2012, AntriaBio entered into a consulting agreement with Dr. Huh whereby Dr. Huh agreed to provide AntriaBio services including, but not limited to, serving on the Board as lead independent director, assisting AntriaBio in efforts to obtain funding and assisting in business development activities. On March 26, 2014, Dr. Huh and the Company entered into a termination agreement, whereby Dr. Huh and the Company agreed to terminate the consulting agreement in accordance with the termination agreement. Fees related to this consulting agreement were $54,000 for the period from July 1, 2013 through June 30, 2014 for the services performed, including serving as a director on the board.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the particulars of compensation paid to our current and former executive officers during the periods ending June 30, 2015 and 2014.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Award ($) (e)	Option Award ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Current Named Executive Officers

Nevan Elam (1)	2015	420,000	195,000	-	1,426,287	-	-	7,965	2,049,252
Chief Executive Officer	2014	310,252	50,983	-	557,763	-	-	-	918,998

Sankaram Mantripragada (2)	2015	322,500	218,000	-	505,740	-	-	23,255	1,069,495
Chief Scientific Officer	2014	295,000	70,175	-	177,293	-	-	-	542,468

Hoyoung Huh (3)
Chairman of Scientific Advisory	2015	108,000	95,000	-	218,051	-	-	7,638	428,689
Board and Business Development	2014	-	-	-	-	-	-	-	-

Morgan Fields (4)	2015	135,000	25,312	-	120,586	-	-	11,272	292,170
Chief Accounting Officer	2014	-	-	-	-	-	-	-	-

Former Named Executive Officers

Steve Howe (5)	2015	-	-	-	-	-	-	-	-
Executive Chairman	2014	125,000	65,625	-	197,676	-	-	3,283	391,584

Nickolay Kukekov (6)	2014	-	-	-	-	-	-	-	-
Chief Executive Officer to January 31, 2013	2015	-	-	-	-	-	-	-	-

(1)	Mr. Elam was appointed the Chief Executive Officer of Antria Acquisition Corp. on June 1, 2012 and was appointed the Chief Executive Officer of AntriaBio on January 31, 2013. Mr. Elam received a base salary of $230,000 beginning in June 2012 which increased to $390,000 on March 26, 2014 and increased to $450,000 effective January 1, 2015. The Board approved a bonus to Mr. Elam on February 23, 2015 of $195,000 which Mr. Elam elected to defer and have paid at a later date. The other compensation also includes employee benefits that the Company paid.

(2)	Dr. Mantripragada was appointed the Chief Scientific Officer of Antria Acquisition Corp. on April 1, 2012 and was appointed the Chief Scientific Officer of AntriaBio on January 31, 2013. Dr. Mantripragada is to receive a base salary of $275,000 beginning in April 2012 which increased to $295,000 on January 1, 2013 and increased to $350,000 effective January 1, 2015. The Board approved a bonus to Dr. Mantripragada on February 23, 2015 of $218,000 which Dr. Mantripragada elected to defer and have paid at a later date. The other compensation also includes employee benefits that the Company paid.

(3)	Dr. Huh was appointed as an executive officer on January 1, 2015. Dr. Huh is to receive a base salary of $216,000 beginning on January 1, 2015 and received a one-time bonus of $95,000 of which Dr. Huh elected to defer $47,500 until a later date. The other compensation also includes employee benefits that the Company paid for the employee. Prior to January 1, 2015 all compensation was as a director. See “Director Compensation” table.

(4)	Ms. Fields was appointed the Chief Accounting Officer on July 18, 2014 with a base salary of $130,000 which was increased to $145,000 effective January 1, 2015. The other compensation also includes employee benefits that the Company paid for the employee. All previous compensation was as non-executive compensation.

(5)	Mr. Howe was appointed the Executive Chairman of Antria Acquisition Corp. on April 1, 2012 and was appointed the Executive Chairman of AntriaBio on January 31, 2013 and resigned as Executive Chairman on December 18, 2013 and resigned as director on July 18, 2014. Mr. Howe received a base salary of $250,000 beginning in April 2012, which ended upon his resignation as Executive Chairman. Also included is the cost of a corporate country club membership of which Mr. Howe had exclusive use during the time.

(6)	Dr. Kukekov was appointed to these positions on September 4, 2012 and resigned on January 31, 2013. Dr. Kukekov did not receive any compensation for his service as our Chief Executive Officer and Director.

Outstanding Equity Awards

The following table provides a summary of equity awards outstanding for each of the Named Executive Officers and Directors as of June 30, 2015:

Name (a)	Number of Securities Underlying Unexercised Options Exerciable (#) (b)	Number of Securities Underlying Unexercised Options Unexercisable (#) (c)	Equity Incentive Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)

Nevan C. Elam	526,620	-	56,714	$4.50	1/30/2018
	421,875	-	928,125	$3.12	3/26/2021
	145,000	-	1,595,000	$2.06	2/23/2025
	1,093,495		2,579,839

Sankaram Mantripragada, Ph.D.	150,464	-	16,203	$4.50	1/30/2018
	156,250	-	343,750	$3.12	3/26/2021
	57,917	-	637,083	$2.06	2/23/2025
	364,631		997,036

Hoyoung Huh, M.D., Ph.D	416,667	-	-	$4.50	1/30/2018
	109,375	-	240,625	$3.12	3/26/2021
	67,333	-	740,667	$2.06	2/23/2025
	593,375		981,292

Morgan Fields	4,167	-	-	$4.50	1/30/2018
	34,375	-	75,625	$3.12	3/26/2021
	5,729	-	19,271	$1.84	7/18/2021
	25,583	-	281,417	$2.06	2/23/2025
	69,854		376,313

Barry Sherman, M.D.	17,188	-	57,813	$1.84	7/18/2021
	15,583	-	171,417	$2.06	2/23/2025
	32,771		229,230

Director Compensation

The following table shows the particulars of compensation paid to our current and former directors during the years ending June 30, 2015 and 2014.

Name and Principal Position (a)	Year (b)	Fees earned or paid in Cash ($) (c)	Stock Award ($) (d)	Option Award ($) (e)	Non-Equity Incentive Plan Compensation ($) (f)	Nonqualified Deferred Compensation Earnings ($) (g)	All Other Compensation ($) (h)	Total ($) (i)
Current Named Directors
Nevan Elam (1)	2015	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-

Hoyoung Huh (2)	2015	-	-	109,837	-	-	-	109,837
	2014	54,000	-	54,919	-	-	-	108,919

Barry Sherman (3)	2015	12,500	-	47,508	-	-	-	60,008
	2014	-	-	-	-	-	-	-

David Welch (4)	2015	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-

Former Named Directors
Steve Howe (5)	2015	-	-	-	-	-	-	-
	2014	-	-	17,260	-	-	-	17,260

Nickolay Kukekov (6)	2015	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-

(1)	The only compensation received by this individual was for serving as an officer of the company and included in the executive compensation.

(2)	On July 1, 2012, AntriaBio entered into a consulting agreement with Dr. Huh whereby Dr. Huh agreed to provide AntriaBio services including, but not limited to, serving on the Board as lead independent director, assisting AntriaBio in efforts to obtain funding and assisting in business development activities. He also received options to purchase 416,667 shares on January 30, 2013 and 350,000 shares on March 28, 2014.

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

Effective January 1, 2015, Dr. Huh was appointed as an executive officer and all compensation became as an officer of the Company.

(3)	On July 18, 2014, Dr. Sherman was appointed as a director of the Board. On July18, 2015, he received options to purchase 75,000 shares of common stock and on February 23, 2015, he received options to purchase 187,000 shares of common stock. Dr. Sherman is also to receive an annual fee of $25,000.

(4)	On July 24, 2015, Dr. Welch was appointed as a director of the board. Dr. Welch received no compensation for the years ending June 30, 2015 and 2014.

(5)	On December 18, 2013, Mr. Howe resigned as the Executive Chairman and remained on as a director of the Board. On March 28, 2014, he received options to purchase 125,000 shares of common stock. On July 18, 2014, Mr. Howe resigned as a director of the Board.

(6)	Dr. Kukekov was appointed to this position on September 4, 2012. Dr. Kukekov did not receive any compensation for his service as a Director. Effective September 25, 2013, Dr. Kukekov resigned from the Board.

Employment Agreements

Nevan Elam

On June 18, 2012, we entered into an agreement with Nevan Elam to serve as Chief Executive Officer of Antria Acquisition Corp. Under the terms of this agreement, Mr. Elam will be entitled to receive an annual base of two hundred thirty thousand dollars ($230,000) until the executive commits full time to the business at which time his salary will increase to three hundred fifty thousand dollars ($350,000). At any time following the date of Mr. Elam’s employment agreement, the Board may request in writing that Mr. Elam commit one hundred percent (100%) of his time and energy to the business of the Company and Mr. Elam shall have 60 days to comply with the Board’s request or shall tender his resignation as an officer of the Company. Mr. Elam is entitled to an annual bonus equal to forty percent (40%) of his base salary based on criteria set by the Board. Mr. Elam is also eligible for a one-time bonus when the Company raises an aggregate of five million dollars in financing. Mr. Elam is also eligible to receive grants of options to purchase shares of common stock as consideration for services rendered. Mr. Elam will be eligible to participate in all benefit programs available to our executives and employees, including any employee incentive option plan, and medical and dental benefit plans. We will also provide life and disability insurance. Also under the terms of the agreement, Mr. Elam will be entitled to reimbursement for reasonable travel and business expenses and receives a monthly automobile allowance. Additionally, at age 65, Mr. Elam is entitled to a pension benefit equal to one-month's salary for each year of employment. The agreement requires Mr. Elam to undertake certain confidentiality, non-competition and non-solicitation obligations. In the event that we terminate Mr. Elam’s employment without cause, the Company will pay the base salary severance on a monthly basis to Mr. Elam for a period of six months.

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

On February 23, 2015, we entered into a second amended and restated employment agreement with our Chief Executive Officer, Nevan Elam, amending the Employment Agreement between the Company and Mr. Elam dated March 26, 2014. The CEO Second Amended and Restated Employment Agreement provides, among other things, for: (i) an increase in Mr. Elam’s base salary from $390,000 to $450,000 based on current market data; and (ii) an increase in Mr. Elam’s target bonus from 50% to 60% of his annual salary.

Sankaram Mantripragada

On April 1, 2012, we entered into an agreement with Sankaram Mantripragada to serve as Chief Scientific Officer of the Company. Dr. Mantripragada will report to the Chief Executive Officer and under the terms of the employment agreement, Dr. Mantripragada is entitled to receive an annual base salary of two hundred seventy five thousand ($275,000) which increased to two hundred ninety five thousand ($295,000) on January 1, 2013 that is subject to annual adjustment recommended by the Chief Executive Officer and approved by the Compensation Committee, if any, or the Board. Dr. Mantripragada is eligible for one-time bonuses when certain clinical testing has begun. Dr. Mantripragada also is entitled to receive an annual cash bonus of up to forty percent (40%) of his base salary, determined based on specified criteria agreed upon in advance. Dr. Mantripragada is eligible to receive grants of options to purchase shares of our common stock as consideration for services rendered, at the Board’s discretion. Dr. Mantripragada is eligible to participate in all benefit programs available to our executives and employees, including medical and dental benefit plans. Also under the terms of the agreement, Dr. Mantripragada is entitled to reimbursement for reasonable travel and business expenses and receives a monthly automobile allowance. Additionally, at the age of 65, Dr. Mantripragada is entitled to a pension benefit equal to one month’s salary for each year of his employment. If he is terminated other than for cause or due to or after a change of control, all of Dr. Mantripragada’ unvested options will accelerate, and he will continue to receive his then base salary and health insurance for a period of up to twelve months. The agreement also requires Dr. Mantripragada to undertake certain confidentiality, non-competition and non-solicitation obligations.

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

On February 23, 2015, we entered into a second amended and restated employment agreement (the “CSO Second Amended and Restated Employment Agreement”) with our Chief Scientific Officer, Sankaram Mantripragada, amending the CSO Employment Agreement between the Company and Dr. Mantripragada dated March 26, 2014 (the “CSO Employment Agreement”). The CSO Second Amended and Restated Employment Agreement provides, among other things, for: (i) an increase in Mr. Mantripragada’s base salary from $295,000 to $350,000 based on current market data; and (ii) an increase in Mr. Mantripragada’s target bonus from 40% to 45% of his annual salary.

Hoyoung Huh

On January 7, 2015, we entered into an Employment Agreement (the “Employment Agreement”) with Dr. Huh with an effective date of January 1, 2015 (the “Effective Date”). Under the terms of the Employment Agreement, beginning on Effective Date, Dr. Huh will be paid a base salary of $216,000 (the “Base Salary”) per annum payable in accordance with our payroll practices for executives, but no less than once per month. In addition, we agreed to pay Dr. Huh a one-time cash payment of $95,000 in consideration for his efforts to support the Company in the 2014 calendar year. Dr. Huh will also be entitled to earn an annual performance bonus equal to 200% (the “Target Bonus”) of the Base Salary based upon performance criteria set by the Board in its sole discretion. Dr. Huh is also entitled to a one-time transaction related bonus (the “Transaction Bonus”) payable in cash or equity of the Company, subject to the Board’s discretion, equal to three percent (3%) of the gross proceeds of, (i) a Business Combination (as defined in the Employment Agreement), (ii) an equity or debt financing of the Company or (iii) strategic partnerships and collaborations

Morgan Fields

On January 27, 2014, the Company entered into an employment agreement with Morgan Fields (the “CAO Employment Agreement”) to serve as the Controller of the Company. Under the terms of the CAO Employment Agreement Ms. Fields will be entitled to receive an annual base of $100,000 an annual bonus of up to 15% of her base salary based on criteria set by the Company. Ms. Fields is eligible to participate in all benefit programs available to our executives and employees, including medical and dental benefit plans. The agreement also requires Ms. Fields to undertake certain confidentiality obligations. On July 18, 2014, the Board approved the appointment of Ms. Fields to Chief Accounting Officer. The board approved the change in the annual salary to $130,000 and the issuance of additional stock options for 25,000 shares of common stock. All other terms of the original CAO Employment Agreement remain.

On February 23, 2015, we entered into an amended and restated employment agreement (the “CAO Amended and Restated Employment Agreement”) with our Chief Accounting Officer, Morgan Fields, amending the CAO Employment Agreement. The CAO Amended and Restated Employment Agreement provides, among other things, for: (i) an increase in Ms. Fields’ base salary from $130,000 to $145,000 based on current market data; and (ii) an increase in the target bonus from 15% to 25% of her annual salary.

Steve Howe

On April 1, 2012, Antria Delaware entered into an agreement with Steve Howe to serve as Executive Chairman of Antria Acquisition Corp. Under the terms of this agreement, Mr. Howe was entitled to receive an annual base of two hundred fifty thousand dollars ($250,000) which was to be raised to three hundred twenty five thousand dollars ($325,000) when the Company raises an aggregate of five million dollars ($5,000,000) in financing. In addition, Mr. Howe was entitled to an annual bonus equal to thirty percent (30%) of his base salary based on criteria set by the Board. Mr. Howe is eligible to receive grants of options to purchase shares of common stock as consideration for services rendered. Mr. Howe will be eligible to participate in all benefit programs available to our executives and employees, including any employee incentive option plan, and medical and dental benefit plans. Antria Acquisition Corp. will also provide life and disability insurance. Also under the terms of the agreement, Mr. Howe will be entitled to reimbursement for reasonable travel and business expenses and receives a monthly automobile allowance.

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

Compensation Committee Interlocks and Insider Participation

We do not have a standing compensation committee, however our entire Board performs similar functions. Because we assumed the employment agreements of Antria Acquisition Corp. in connection with the Reverse Merger, the Board did not have any deliberations concerning the compensation of our executive officers. All amendments to compensation agreements were approved by the Board. With respect to the amendments to Messrs. Elam and Mantripragada’s employment agreements, Dr. Huh and Dr. Sherman participated in the deliberation of such amendments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of September 25, 2015, regarding the ownership of our common stock by:

•	each person who is known by us to own more than 5% of our shares of common stock; and
•	each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 24,338,219 shares of common stock outstanding as of September 25, 2015.

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

Information regarding our Equity Compensation Plan is set forth in Item 5 above and is incorporated herein by Reference.

	Shares of Common Stock		Percentage of Class
Name and Address of Benefical Owner	Beneficially Owned		Beneficially Owned

LRFA, LLC (1) 217 Camino Al Lago Atherton, CA 94027	3,492,545		13.4%

Alpha Venture Capital Partners, LP (2) PO Box 2477 Lakeland, FL 33806	2,115,386		8.3%

Sankaram Mantripragada 1450 Infinite Drive Louisville, CO 80027	1,473,473	(3)	5.9%

Hoyoung Huh 1450 Infinite Drive Louisville, CO 80027	728,384	(3)	2.9%

Nevan C. Elam 1450 Infinite Drive Louisville, CO 80027	1,383,402	(3)	5.4%

Morgan Fields 1450 Infinite Drive Louisville, CO 80027	106,689	(3)	0.4%

Barry Sherman 1450 Infinite Drive Louisville, CO 80027	54,605	(3)	0.2%

All current executive officers and directors as a group (6 persons)	7,239,098		25.2%

(1)	LRFA, LLC is a Delaware limited liability company. David F. Welch is the president and has sole voting and investment power with respect to the shares. David F. Welch was also appointed as a director of the Board on July 24, 2015.

(2)	Alpha Venture Capital Partners, LP is a Delaware Partnership. Carl C. Dockery is the Manager of the General Partner and has sole voting and investment power with respect to these shares.

(3)	Includes the vested portion of the options granted by Antria Acquisition Corp. that were assumed by the Company in connection with the Reverse Merger and the options granted under the 2014 Stock and Incentive Plan and the 2015 Non Qualified Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Antria’s Relationship with Konus Advisory Group, Inc.

Advisory Agreement

On July 2, 2012, Antria Acquisition Corp. and Konus Advisory Group, Inc. (“Konus”) entered into an advisory agreement (the “Advisory Agreement”) whereby Konus agreed to provide Antria Acquisition Corp. services including, but not limited to, finance and strategy, clinical design, project management and portfolio assessment. Antria Acquisition Corp. agreed to pay Konus a monthly retainer in the amount of $9,000 per month to cover general and administrative matters plus an hour fee ranging from $100 to $700 per hour for additional services provided to Antria Acquisition Corp. On March 11, 2015, the advisory agreement was terminated and the remaining outstanding payable balance due to Konus of $132,339 was written off by Konus.

Consulting Agreement

In addition to the Advisory Agreement, on July 1, 2012, Antria Acquisition Corp. entered into a consulting agreement (the “Consulting Agreement”) with Dr. Huh whereby Dr. Huh agreed to provide Antria Acquisition Corp. services including, but not limited to, serving on the Board as lead independent director, assisting Antria Acquisition Corp. in efforts to obtain funding and assisting in business development activities. Dr. Huh is a significant shareholder, managing director and member of the board of directors of Konus. Pursuant to a mutual understanding between Dr. Huh, Konus and AntriaBio, the amounts owed to Dr. Huh pursuant to the terms of the Consulting Agreement will be paid directly to Konus.

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

CEO Employment Agreement

On June 18, 2012, Antria Acquisition Corp. entered into an agreement with Nevan Elam to serve as Chief Executive Officer of Antria Acquisition Corp. Under the terms of this agreement, Mr. Elam will be entitled to receive an annual base of $230,000 until the executive commits full time to the business at which time his salary will increase to $350,000. Mr. Elam is a significant shareholder managing director and member of the board of directors of Konus. Pursuant to a mutual understanding between Mr. Elam, Konus and AntriaBio, the amounts owed to Mr. Elam pursuant to the terms of his employment agreement will be paid directly to Konus.

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

Konus Repayment Agreement

On March 26, 2014, we entered into a repayment agreement with Konus. Pursuant to the terms of the Repayment Agreement, we agreed to repay to Konus $1,182,644, representing the total amounts due and owing to Konus for services rendered by Konus as of January 31, 2014 and its consultants to the Company as set forth in the Konus Agreements (as defined in the Repayment Agreement) through, (i) the issuance of $275,000 worth of shares of our common stock (“Payment Shares”) with such Payment Shares to be valued at $1.56 per share of common stock and (ii) a cash payment or series of cash payments totaling $907,644 to be paid at such time as mutually agreed to by Konus and the Company.

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

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to determine whether our current director or our new directors are independent. We have determined that as of the date of this Annual Report Barry Sherman and David Welch would qualify as “independent” in accordance with the published listing requirements of The NASDAQ Stock Market and for purposes of Section 16 of the Exchange Act. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit-Related Fees

The aggregate fees billed by Spectra Financial Services, LLC for professional services rendered to us in connection with the audits of the annual financial statements of the Company for the years ended June 30, 2015 and 2014 were none and $22,650, respectively.

The aggregate fees billed by EKS&H LLLP for professional services rendered to us in connection with the audits of our annual financial statements for the years ended June 30, 2015 and 2014 were $124,292 and $126,884, respectively.

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

Tax Fees

The aggregate fees billed by BKD for professional services rendered to us in connection with the completion of the tax returns for the years ended June 30, 2015 and 2014 were $8,200 and $15,500, respectively.

All Other Fees

None

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The following documents are filed as part of this Form 10-K, as set forth on the Index to Financial Statements found on page F-1.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of June 30, 2015 and 2014

•	Consolidated Statements of Operations for the years ended June 30, 2015 and 2014

•	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2015 and 2014

•	Consolidated Statements of Cash Flows for the years ended June 30, 2015 and 2014

•	Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

Not Applicable.

(a)(3)	Exhibits

2.1	Share Exchange and Reorganization Agreement, January 31, 2013 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

2.2	Plan of Conversion, dated January 10, 2013 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filing on January 11, 2013)

3.1	Articles of Conversion, dated January 10, 2013 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filing on January 11, 2013)

3.2	Certificate of Conversion, dated January 10, 2013 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filing on January 11, 2013)

3.3	Certificate of Incorporation, dated January 10, 2013 (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K filing on January 11, 2013)

3.4	Delaware Bylaws, dated January 10, 2013 (incorporated by reference to Exhibit 3.4 of the Company’s Form 8-K filing on January 11, 2013)

3.5	Certificate of Amendment to the Certificate of Incorporation, dated April 30, 2014 (incorporated by reference to Exhibit 3.5 of the Company’s Form S-1 filing on May 20, 2014)

4.1	Form of Konus Warrant (incorporated by reference to Exhibit 4.5 of the Company’s Form 8-K filing on April 1, 2014)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filing on April 1, 2014)

4.3	Form of Bridge Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filing on January 16, 2014)

4.4	Form of Conversion Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filing on April 1, 2014)

4.5	Form of Compensation Warrant (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filing on May 14, 2014)

4.6	Form of Warrant (incorporated by reference to the Company’s Form 8-K filing on December 4, 2014)

4.7	Form of Financing Warrant (incorporated by reference to the Company’s Form 8-K filing on January 5, 2015)

4.8	Form of Warrant (incorporated by reference to the Company’s Form 8-K filing on April 6, 2015)

4.9	Form of Financing Warrant (incorporated by reference to the Company’s Form 8-K filing on April 6, 2015)

10.1	Asset Purchase Agreement with PR Pharmaceuticals (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.2	Asset Purchase Agreement (incorporated by reference to the Company’s Form 8-K filing on November 10, 2014)

10.3	Employment Agreement with Steve Howe, dated April 1, 2012 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.4	Termination Agreement with Steve Howe, dated March 26, 2014 (incorporated by reference to Exhibit10.5 of the Company’s Form 8-K filing on April 1, 2014)

10.5	Employment Agreement with Nevan Elam, dated June 18, 2012 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.6	Amended and Restated Employment Agreement with Nevan Elam, dated March 26, 2014 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filing on April 1, 2014)

10.7	Second Amended and Restated Employment Agreement with Nevan Elam, dated February 23, 2015 (incorporated by reference to the Company’s Form 8-K filing on February 24, 2015)

10.8	Employment Agreement with Sankaram Mantripragada, dated April 1, 2012 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.9	Amended and Restated Employment Agreement with Sankaram Mantripragada, dated March 26, 2014 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filing on April 1, 2014)

10.10	Second Amended and Restated Employment Agreement with Sankaram Mantripragada, dated February 23, 2015 (incorporated by reference to the Company’s Form 8-K filing on February 24, 2015)

10.11	Advisory Services Agreement with Konus Advisory Group, Inc., dated July 2, 2012 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.12	Consulting Agreement with Hoyoung Huh, dated July 1, 2012 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.13	Termination Agreement with Hoyoung Huh, dated March 26, 2014 (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filing on April 1, 2014)

10.14	Employment Agreement with Hoyoung Huh, dated January 1, 2015 (incorporated by reference to the Company’s Form 8-K filing on January 8, 2015)

10.15	Amended and Restated Employment Agreement with Morgan Fields, dated February 23, 2015 (incorporated by reference to the Company’s Form 8-K filing on February 24, 2015)

10.16	Option Agreement with Steve Howe, dated January 30, 2013 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.17	Option Agreement with Nevan Elam, dated January 30, 2013 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.18	Option Agreement with Sankaram Mantripragada, dated January 30, 2013 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.19	Option Agreement with Hoyoung Huh, dated January 30, 2013 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.20	Related Party Line of Credit with Drywave Technologies (incorporated by reference to the Company’s Form S-1A filing on June 25, 2014)

10.21	Note Payable with Konus Advisory Group (incorporated by reference to the Company’s 8-K filing on November 15, 2013)

10.22	Subscription Agreement (incorporated by reference to the Company’s 8-K filing on January 16, 2014)

10.23	Form of Bridge Note (incorporated by reference to the Company’s Form 8-K filing on January 16, 2014)

10.24	Form of Note Conversion Letters (incorporated by reference to the Company’s Form 10-Q filing on February 13, 2014)

10.25	Unit Subscription Agreement (incorporated by reference to the Company’s Form 8-K filing on April 1, 2014)

10.26	Konus Repayment Agreement (incorporated by reference to the Company’s Form 8-K filing on April 1, 2014)

10.27	JSDC Services Agreement (incorporated by reference to the Company’s Form 8-K filing on April 4, 2014)

10.28	AntriaBio, Inc. 2014 Stock and Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Information Statement on Schedule 14C filed on April 10, 2014)

10.29	AntriaBio, Inc. 2015 Non Qualified Stock Option Plan (incorporated by reference to the Company’s Form 8-K filing on February 24, 2015)

10.30	Lease Agreement (incorporated by reference to the Company’s Form 8-K filing on May 12, 2014)

10.31	Form of Subscription Agreement (incorporated by reference to the Company’s Form 8-K filing on January 5, 2015)

10.32	Form of Subscription Agreement (incorporated by reference to the Company’s Form 8-K filing on April 6, 2015)

21.1	Listing of Subsidiaries*

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data File (Form 10-K for the fiscal year ended June 30, 2015 furnished in XBRL)*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTRIABIO, INC.

Date: September 28, 2015	By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer
(Principal Executive Officer)

Date: September 28, 2015	By:	/s/ Morgan Fields
Morgan Fields
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the following persons in the capacities and on the dated indicated.

Signature	Title	Date

/s/ Nevan Elam		September 28, 2015
Nevan Elam	Chief Executive Officer and Director

/s/ Hoyoung Huh		September 28, 2015
Hoyoung Huh	Director

/s/ Barry Sherman		September 28, 2015
Barry Sherman	Director

/s/ David Welch		September 28, 2015
David F. Welch	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ANTRIABIO, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

AntriaBio, Inc. and Subsidiaries

Louisville, Colorado

We have audited the accompanying consolidated balance sheets of AntriaBio, Inc. and subsidiary (the “Company”) as of June 30, 2015 and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for each of the periods then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AntriaBio, Inc. and subsidiary as of June 30, 2015 and 2014, and the results of their operations and their cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

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

EKS&H LLLP

September 28, 2015

Denver, Colorado

AntriaBio, Inc.

Consolidated Balance Sheets

	June 30, 2015	June 30, 2014

Assets

Current assets
Cash	$5,278,706	$5,934,534
Restricted cash	450,167	-
Inventory	67,218	289,600
Other current assets	320,293	83,425
Total current assets	6,116,384	6,307,559

Non-current assets
Fixed assets, net	4,524,912	337,932
Intangible assets, net	58,906	9,161
Deposit	563,000	750,000
Total non-current assets	5,146,818	1,097,093

Total Assets	$11,263,202	$7,404,652

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$1,408,399	$460,311
Accounts payable and accrued expenses - related party	-	397,055
Convertible notes payable	60,000	60,000
Deferred lease liability, current portion	98,671	-
Lease payable, current portion	93,852	-
Interest payable	13,079	11,079
Warrant derivative liability	31,777	35,595
Total current liabilities	1,705,778	964,040

Non-current liabilities:
Deferred lease liability, less current portion	480,490	33,881
Lease payable, less current portion	23,127	-
Total non-current liabilities	503,617	33,881

Total Liabilities	2,209,395	997,921

Commitments and Contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 24,338,219 and 18,091,792 shares issued and outstanding, June 30, 2015 and 2014, respectively	24,341	18,092
Additional paid-in capital	38,138,754	24,135,563
Accumulated deficit	(29,109,288)	(17,746,924)
Total stockholders' equity	9,053,807	6,406,731

Total Liabilities and Stockholders' Equity	$11,263,202	$7,404,652

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Operations

	Years Ended June 30,
	2015	2014

Operating expenses
Research and development
Compensation and benefits	$2,068,236	$-
Consultants and outside costs	742,229	34,317
Material manufacturing costs	1,355,882	-
Facilities and other costs	534,862	-
	4,701,209	34,317

General and administrative
Consulting fees	349,633	579,817
Compensation and benefits	3,778,791	2,260,598
Professional fees	526,257	724,385
Investor relations	523,345	661,914
General and administrative	818,647	915,002
	5,996,673	5,141,716

Total operating expenses	10,697,882	5,176,033

Loss from operations	(10,697,882)	(5,176,033)

Other income (expense)
Interest income	4,970	12,180
Interest expense	(6,729)	(4,230,112)
Derivative losses	(662,723)	(336,489)
Total other income (expense)	(664,482)	(4,554,421)

Net loss	$(11,362,364)	$(9,730,454)

Net loss per common share - basic and diluted	$(0.54)	$(1.04)

Weighted average number of common shares outstanding - basic and diluted	20,950,191	9,384,662

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Stockholders' Equity

					Total
			Additional		Stockholders'
	Common Stock, $0.001 Par Value		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at June 30, 2013	6,666,667	$6,667	$3,847,591	$(8,016,470)	$(4,162,212)

Stock-based compensation	-	-	1,081,792	-	1,081,792

Beneficial conversion feature	-	-	2,922,938	-	2,922,938

Fair value of warrants for financing and conversion	-	-	6,476,606	-	6,476,606

Fair value of warrants to be issued	-	-	690,187	-	690,187

Issuance of common stock, net of issuance costs of $2,263,804	5,725,327	5,725	3,477,683	-	3,483,408

Issuance of common stock for note conversions	5,297,964	5,298	4,959,581	-	4,964,879

Issuance of common stock as repayment of related party balance	176,283	176	274,824	-	275,000

Cashless exercise of warrants	100,550	101	(101)	-	-

Issuance of common stock for services	125,001	125	404,462	-	404,587

Net loss for the year ended June 30, 2014	-	-	-	(9,730,454)	(9,730,454)

Balance at June 30, 2014	18,091,792	$18,092	$24,135,563	$(17,746,924)	$6,406,731

Stock-based compensation	-	-	2,846,828	-	2,846,828

Issuance of common stock for services	205,506	207	368,212	-	368,419

Fair value of warrants issued	-	-	6,026,070	-	6,026,070

Issuance of common stock, net of issuance costs of $3,144,479	6,040,921	6,042	4,762,081	-	4,768,123

Net loss for the year ended June 30, 2015	-	-	-	(11,362,364)	(11,362,364)

Balance at June 30, 2015	24,338,219	$24,341	$38,138,754	$(29,109,288)	$9,053,807

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(11,362,364)	$(9,730,454)
Amortization of notes payable discount	-	3,356,000
Amortization of deferred financing costs	-	416,337
Amortization of intangible asset	5,255	3,544
Depreciation expense	128,870	7,759
Stock-based compensation expense	2,846,828	1,081,792
Stock issued for services	298,419	404,587
Warrant expense	93,564	126,427
Derivative losses	662,723	336,489
Bad debt expense	-	341,780
Forgiveness of accounts payable and accrued expenses - related party	(132,339)	-
Changes in operating assets and liabilities:
(Increase ) decrease in other assets	(49,868)	12,044
(Increase) decrease in inventory	222,382	(66,600)
Increase in due from related parties	-	18,947
Increase in accounts payable and accrued expenses	436,688	271,965
(Decrease) in accounts payable and accrued expenses - related party	(264,716)	(134,946)
Increase in interest payable	2,000	353,091
Deferred lease liability	33,664	33,881
Net Cash Used In Operating Activities	(7,078,894)	(3,167,357)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,107,957)	(69,974)
Payment of deposit	-	(750,000)
Acquisition of intangibles	(55,000)	-
Increase in restricted cash	(450,167)	-
Decrease in interest receivable - related party	-	(10,211)
Net Cash Used In Investing Activities	(3,613,124)	(830,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of financing costs	-	(270,300)
Proceeds from issuance of convertible notes payable	-	2,703,000
Repayments of convertible notes payable	-	(67,500)
Proceeds from issuance of notes payable - related party	-	234,700
Repayments of notes payable - related party	-	(234,700)
Payments on lease payable	(67,898)	-
Proceeds from issuance of equity financing	11,175,656	8,931,434
Payment of placement agent compensation and issuance costs	(1,071,568)	(1,365,085)
Net Cash Provided By Financing Activities	10,036,190	9,931,549

Net increase (decrease) in cash	(655,828)	5,934,007

Cash - Beginning of Year	5,934,534	527

Cash - End of Year	$5,278,706	$5,934,534

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-
Interest	$-	$15,726

Non-Cash Transactions:
Conversion of convertible notes payable to common stock	$-	$6,308,000
Conversion of interest payable to common stock	$-	$722,587
Conversion of accounts payable and accrued expense - related party to common stock	$-	$275,000
Beneficial conversion feature recorded as a debt discount	$-	$2,922,938
Warrant value recorded as a debt discount	$-	$433,062
Fixed assets acquired through lease payable	$184,877	$-
Fixed assets acquired through tenant improvement allowance	$511,616	$-
Warrant derivative liability reclassified as equity	$2,342,039	$1,407,739
Warrant value recorded as issuance costs	$1,745,498	$898,719
Fixed assets acquired through accounts payable and accrued expenses	$511,400	$-

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Notes to Consolidated Financial Statements
June 30, 2015

Note 1 Nature of Operations

These financial statements represent the consolidated financial statements of AntriaBio, Inc. (“AntriaBio”), formerly known as Fits My Style, Inc., and its wholly owned operating subsidiary, AntriaBio Delaware, Inc. (“Antria Delaware”). AntriaBio and Antria Delaware are collectively referred to herein as the “Company”.

Effective May 1, 2014, the Company effected a 6 to 1 reverse split of the Company’s common stock, in which for every six (6) shares of common stock combined into one (1) share of common stock. All share and per share amounts have been retroactively restated to reflect the reverse split.

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

Accounting Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. Such estimates and assumptions impact, among others, the following: the useful lives of depreciable assets, the fair value of share-based payments and warrants, fair value of derivative instruments, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing and expected future operating losses. Actual results could differ from those estimates.

Risks and Uncertainties - The Company's operations may be subject to significant risk and uncertainties including financial, operational, regulatory and other risks associated with a preclinical stage company, including the potential risk of business failure. See Note 3 regarding going concern matters.

Cash - In the statement of cash flows, cash includes cash in hand and other short-term highly liquid investments with original maturities of three months or less. The Company places its cash on deposit with financial institutions it believes to be of high quality. At times such cash investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limits.

Restricted Cash – Restricted cash consists of cash held in a joint account with our general contractor until the completion of the construction in progress.

Inventory – Inventory is stated at the lower of cost or market. Inventory consists of inventory purchased to make new material. All inventory is recorded at its acquisition cost.

Fixed Assets – Fixed assets are carried at cost less accumulated depreciation and amortization. The fixed assets as of June 30, 2015 and 2014 included $2,315,803 and $23,012, respectively of construction in process in the buildout of our lab facilities and manufacturing suite. The Company estimates that the buildout will be completed early in fiscal year 2016 at which time the construction in process will begin to be depreciated. Depreciation is computed using the straight-line method over the estimated useful lives.

Intangible Assets – Costs of establishing patents, consisting of legal and filing fees paid to third parties, are expensed as incurred. The value of the current intangible asset is based on the asset values assigned in the asset acquisition discussed in Note 5. The intangible assets are being amortized over 11 years which is the remaining life of the patents acquired. The amortization expense is expected to be $7,292 for each of the next five fiscal years.

Deposits – Deposits represent amounts paid as a security deposit on the lease of the facilities and is recorded at cost.

Convertible Notes Payable - Borrowings are recognized initially at the principal amount received. Borrowings are subsequently carried at amortized cost; any difference between the proceeds (net of transaction costs) and the redemption value is recognized as interest expense in the statements of operation over the period of the borrowings using the effective interest method. The Company records a beneficial conversion feature (“BCF”) related to the issuance of a convertible note when issued. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved. The value of the BCF is recorded in the financial statements as a debt discount (premium) from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is charged to interest expense.

Research and Development Costs - Research and development costs are expensed as incurred and include salaries, benefits and other staff-related costs; consultants and outside costs; material manufacturing costs; and facilities and other related costs. These costs relate to research and development costs without an allocation of general and administrative expenses.

General and Administrative Expenses - Expenses necessary to generate revenue are expensed in the period incurred.

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

Comprehensive Income (Loss) – Comprehensive income (loss) is defined as all changes in stockholders’ equity from transactions and other events and circumstances. Therefore, comprehensive income (loss) includes our net loss and all charges and credits made directly to stockholders’ equity other than stockholders’ contributions and distributions. As of June 30, 2015 and 2014, the Company has no items other than net loss affecting comprehensive income (loss).

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

Although there were common stock equivalents of 21,556,142 and 12,420,943 shares outstanding at June 30, 2015 and 2014, respectively, consisting of stock options and warrants; they were not included in the calculation of earnings per share because they would have been anti-dilutive.

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

The carrying amounts of financial instruments including cash, restricted cash, accounts payable, and convertible notes payable approximated fair value as of June 30, 2015 and 2014 due to the relatively short maturity of the respective instruments.

The warrant derivative liability recorded as of June 30, 2015 and 2014 is recorded at an estimated fair value based on a Black-Scholes pricing model. The warrant derivative liability recorded in the current period was recorded at an estimated fair value when recorded using an income approach based on a Lattice Model due to a down round provision. The warrant derivative liability is a level 3 fair value instrument with the entire change in the balance recorded through earnings. See significant assumptions in Note 10. The following table sets forth a reconciliation of changes in the fair value of financial instruments classified as level 3 in the fair value hierarchy:

Balance as of June 30, 2014	$(35,595)
Total unrealized gains (losses):
Included in earnings	(662,723)
Warrant recorded as derivative liability	(1,675,498)
Warrant reclassified to equity	2,342,039
Balance as of June 30, 2015	$(31,777)

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $11,362,364 and net cash used in operations of $7,078,894 for the year ended June 30, 2015, and stockholders’ equity of $9,053,807 and an accumulated deficit of $29,109,288 at June 30, 2015.  In addition, the Company is in the preclinical stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Useful Life of Depreciable Assets – The Company is required to exercise judgment in determining the estimated useful life of depreciable assets. The useful life is determined based on management’s judgement. The useful lives are reviewed on a regular basis to determine that the useful life is consistent with current economic events and historical events.

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

Note 6 Fixed Assets

The following is a summary of fixed assets and accumulated depreciation:

	Useful
	Life	June 30, 2015	June 30, 2014
Furniture and fixtures	5 - 7 years	$55,330	$6,728
Lab equipment	3 - 15 years	889,672	315,951
Lab equipment (not yet placed in service)	3 - 15 years	1,371,440	-
Leasehold Improvements	3 - 7 years	29,296	-
Construction in process	-	2,315,803	23,012
		4,661,541	345,691
Less: accumulated depreciation and amortization		(136,629)	(7,759)
		$4,524,912	$337,932

Depreciation expense was $128,870 and $7,759 for the years ended June 30, 2015 and 2014, respectively.

Note 7 Related Party Transactions

Effective September 1, 2011, the Company issued a $1,000,000 line of credit to a related party, which had common ownership with the Company. The line of credit was issued in order for the Company to obtain a higher interest rate on excess cash. As of June 30, 2014, the Company wrote off the entire balance due from the related party of $177,382.

During the year ended June 30, 2015, the Company incurred consulting expenses of $99,000 for services performed by related parties of the Company and included in the statement of operations. As of June 30, 2015, there were no related party expenses recorded in accounts payable and accrued expense – related party. During the year ended June 30, 2015, the accounts payable and accrued expense – related party balance outstanding of $132,339 was forgiven and written off.

During the year ended June 30, 2014, the Company incurred consulting expenses of $321,205 and professional expenses of $57,345, for services performed by related parties of the Company and included in the statements of operations. As of June 30, 2014, $397,055 of related party expenses are recorded in accounts payable and accrued expenses – related party.

As of June 30, 2015 and 2014, the due from related party was zero for expenses paid on behalf of related parties. On March 31, 2014, $164,398 of the due from related party balance was amounts due from a company owned by a Director of the Company on a non-interest bearing basis. On March 31, 2014, the Company wrote off the entire balance due from the related party.

Note 8 Convertible Notes Payable

From 2010 to 2012, the Company issued several series of convertible promissory notes for which principal and interest were due between six months and two years after issuance. The convertible notes allowed investors to convert their shares into common stock at the time of certain qualifying events with some of the notes also issuing warrants at the time of conversion.

During 2014, the Company sent letters to the holders of the 2010, 2011 and 2012 notes requesting amendment of their convertible notes payable. The convertible notes payable were amended to: (i) fix the conversion price of the notes into common stock at $1.50 per share, (ii) require mandatory conversion of principal and interest, and (iii) change the definition of a qualified financing to an equity financing of at least three million dollars. Note holders of $3,032,500 of the convertible notes payable balances outstanding have signed and returned the amendment letter. Based on the fixed conversion price, the intrinsic value of the beneficial conversion feature of $653,000 was calculated and recorded as a discount to the notes payable. As of June 30, 2014, $653,000 of the debt discount has been amortized into interest expense as these all amortized as part of the conversion.

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

As of June 30, 2015 and 2014, the convertible notes outstanding balance was $60,000 and $60,000, respectively. As of June 30, 2015, all of the outstanding convertible notes have matured and payments were due. The convertible notes which have not been repaid or converted continue to accrue interest at a rate of 8%.

Note Payable – Related Party – On November 14, 2013, the Company issued a 14% promissory note to a related party. The note allowed funds to be borrowed until March 1, 2014 for up to $250,000. The note matures on the earlier of November 1, 2014 or when the Company closes on an equity financing of at least $3 million. The Company also issued a warrant for one share of common stock for each dollar of principal loaned. The warrant was issued on March 1, 2014 for option to purchase up to 39,117 shares of common stock. The warrant exercise price will be $7.50 per share and will be exercisable for five years. As of June 30, 2014, the outstanding balance on the note is zero and the accrued interest is zero as the principal balance of $234,700 and interest of $12,895 was paid in full on April 1, 2014. The warrants were issued on March 26, 2014 for a fair value of $76,062.

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

Preferred Stock – The Company is authorized to issue 20,000,000 shares of Preferred Stock with each share having a par value of $0.001. No preferred shares are designated and there are no preferred shares issued and outstanding as of June 30, 2015 and 2014.

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

On March 26, 2014, the Company entered into a repayment agreement with a related party to issue 176,283 shares of common stock as payment for $275,000 of accounts payable and accrued expenses – related party that was due to them.

On March 31, 2014, the Company entered into a services agreement whereby the Company receives assistance with investor relations relating to digital strategy, website and investor materials, market awareness and other services. The compensation for these services will be 500,000 shares of common stock to be issued over a twelve-month period. As of June 30, 2014, 125,001 shares of common stock have been issued under the agreement and recorded as investor relations expense of $404,587 during the year ended June 30, 2014. As of June 30, 2015, an additional 166,668 shares of common stock have been issued under the agreement and $296,669 has been recorded as investor relations expense during the year ended June 30, 2015. On November 1, 2014 the agreement was terminated and no additional compensation was paid.

During 2015, the Company completed two private placement transactions in which the Company issued 6,040,921 units to accredited investors. Each unit consists of one share of our common stock and one common share purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $2.50 per share and the warrant will expire 36 months following the issuance. The Company received net proceeds of $10.1 million after the placement agent compensation and issuance costs paid of $1,071,568 and $2,072,911 of warrant expense recorded as issuance costs. The Company also issued 37,838 shares of common stock for services in assisting in the private placement and $70,000 had been recorded in additional paid in capital as issuance costs.

The Company issued no shares of preferred stock during the years ended June 30, 2015 and 2014. The Company has not declared or paid any dividends or returned any capital to shareholders as of June 30, 2015 and 2014.

Note 10 Stock-Based Compensation

Options - AntriaBio adopted individual stock option plans in January 2013 for four officers and/or directors of the Company. The stock option plans granted 1,500,000 option shares with an exercise price of $4.50 per share. Options to purchase 819,445 shares vested immediately, options to purchase 541,667 shares vest monthly over three years and 138,888 shares vested on May 31, 2013. In June 2013, AntriaBio adopted individual stock option plans for two consultants of the Company. The stock option plans granted 8,334 shares with an exercise price of $4.50 per share and had fully vested as of June 30, 2015.

On March 26, 2014, the Company adopted the AntriaBio, Inc. 2014 Stock and Incentive Plan which allows the Company to issue up to 3,750,000 of common stock in the form of stock options, incentive options or common stock. The Company granted 2,835,000 of these shares to current employees and directors of the Company as of June 30, 2014 and granted an additional 460,000 of these shares to current employees as of June 30, 2015. The options have an exercise price from $1.29 to $3.44 per share. The options vest monthly over four years, with some options subject to a one year cliff before options begin to vest monthly.

On February 23, 2015, the Company adopted the AntriaBio, Inc. 2015 Non Qualified Stock Option Plan which allows the Company to issue up to 6,850,000 of common stock in the form of stock options. As of June 30, 2015, the Company granted 4,112,000 of these shares to current employees and directors of the Company. The options have an exercise price of from $1.50 to $2.06 per share. The options vest monthly over 4 years with some options subject to a one year cliff before options begin to vest monthly.

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

AntriaBio has computed the fair value of all options granted during the year ended June 30, 2015 using the following assumptions:

Expected volatility	90 - 103%
Risk free interest rate	1.31% - 2.38%
Expected term (years)	5 - 7
Dividend yield	0%

Stock option activity is as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding, June 30, 2013	1,508,334	$4.50	4.6
Granted	2,835,000	$3.14
Outstanding, June 30, 2014	4,343,334	$3.61	5.6
Granted	4,572,000	$2.02
Forfeited	(212,916)	$3.57
Outstanding, June 30, 2015	8,702,418	$2.78	7.1

Exercisable at June 30, 2015	2,539,751	$3.72	4.6

Stock-based compensation expense related to the fair value of stock options was included in the statement of operations as research and development - compensation and benefits expense of $671,958 and none for the years ended June 30, 2015 and 2014, respectively and as general and administrative – compensation and benefits expense of $2,174,870 and $1,081,792 for the years ended June 30, 2015 and 2014, respectively. The unrecognized stock-based compensation expense at June 30, 2015 is $11,465,433. AntriaBio determined the fair value as of the date of grant using the Black-Scholes option pricing method and expenses the fair value ratably over the vesting period.

Warrants- AntriaBio issued warrants to agents in conjunction with the closing of various financings and issued warrants in note conversions and private placements as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding, June 30, 2013	293,092	$2.21	4.1
Warrants issued to note holders	225,259	$1.89
Warrants issued to note holders	4,039,184	$1.98
Warrants issued to related party	39,117	$7.50
Warrants issued in private placement	6,287,679	$2.34
Warrants issued to placement agent	290,861	$1.56
Warrants issued for investor relations	66,667	$3.44
Warrants exercised	(100,550)	$1.17
Warrants forfeited	(41,570)	$1.17
Outstanding, June 30, 2014	11,099,739	$2.21	3.6
Warrants issued in private placements	6,040,921	$2.50
Warrants issued to placement agent	1,824,489	$2.50
Warrants issued for investor relations	111,000	$1.63
Warrants cancelled	(59,758)	$2.92
Outstanding, June 30, 2015	19,016,391	$2.33	3.0

Year Ended June 30, 2013: The Company issued warrants to purchase 41,424 shares of common stock at a price of $2.03 per share, exercisable from August 2012 through August 2017 to a placement agent in connection with the closing of convertible notes payable on specific private placements. The Company also issued a warrant to purchase 233,334 shares of common stock at a price of $2.03 per share, exercisable from August 2012 through August 2017 to a placement agent in connection with the closing of over $1,000,000 in convertible notes payable. The Company issued warrants to purchase 18,334 shares of common stock at a price of $4.95 per share, exercisable from February 2013 through February 2018 in connection with the closing of convertible notes payable on specific private placements.

Year Ended June 30, 2014: The Company issued warrants to various note holders to purchase 225,259 shares of common stock at a price of $1.89 per share, exercisable from December 2013 through January 2017 in connection with the issuance of convertible notes. The Company issued warrants to a related party as part of a settlement of debt to purchase 39,117 shares of common stock at a price of $7.50 per share, exercisable from March 2014 through March 2019. The Company issued warrants to various note holders to purchase 4,039,184 shares of common stock at an average price of $1.98 per share of common stock, exercisable through April 2019 in connection with the conversion of convertible notes payable into equity. The Company issued warrants to purchase 6,287,679 shares of common stock at a price of $2.34 per share, exercisable through April 2017 in connection with the issuance of units in the private placement that was closed in April of 2014. The Company issued warrants to placement agent to purchase 290,861 shares of common stock at a price of $1.56 per share, exercisable through April 2021 in connection with the private placement that closed in April of 2014. The Company issued warrants to purchase 66,667 shares of common stock at a price of $3.44 per share, exercisable through May 2017 and 2019 in connection with investor relations activities that were performed.

Year Ended June 30, 2015: The Company issued warrants to purchase 6,040,921 shares of common stock at a price of $2.50 per share, exercisable through April 2018 in connection with the issuance of units in private placements. The Company issued warrants to the placement agent to purchase agent to purchase 1,824,489 shares of common stock at a price of $2.50 per share, exercisable through April 2022 in connection with the private placements that occurred from November 2014 through April 2015. The Company issued warrants to purchase 105,000 shares of common stock at a price of $1.65 per share in connection with investor relations services. The Company issued warrants to purchase 6,000 shares of common stock at a price of $1.38 per share in connection with investor relations services.

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

The warrants exercisable for the 66,667 shares of common stock are accounted for under liability accounting for the shares that have vested and were recorded at their fair value on the date of issuance of $50,365 as a liability and as professional fees and investor relation expense. The fair value as of June 30, 2015 and 2014 were $31,777 and $35,595, respectively which is reflected as a liability with the fair value adjustment recorded as derivative losses on the consolidated statements of operations.

The warrants exercisable for the 4,968,482 shares of common stock were accounted for under equity treatment and were recorded at the allocated fair value as of the date of issuance. The estimated fair value of the warrants was $3,527,816 and the allocated fair value of $2,597,932 was recorded into additional paid-in capital. The warrants exercisable for the 1,072,439 shares of common stock were accounted for under equity treatment and were recorded at the allocated fair value as of the date of issuance. The estimated fair value of the warrants was $1,009,433 and the allocated fair value of $595,184 was recorded into additional paid-in capital. The warrants exercisable for the 105,000 shares of common stock were accounted for under equity treatment and were fair valued as of the date of issuance. The fair value of the warrants was valued at $80,677 and recorded as additional paid-in-capital and professional fees. The warrants exercisable for the 6,000 shares of common stock were accounted for under equity treatment and were fair valued as of the date of issuance. The fair value of the warrants was valued at $9,006 and recorded as additional paid-in-capital and professional fees.

The warrants exercisable for the 1,477,287 shares were accounted for under liability accounting on the date they were recorded, except for 58,914 shares which were recorded directly into equity using the Black-Scholes pricing model on February 23, 2015 at a fair value of $92,111. The warrants to purchase 1,418,373 shares had a value of $1,498,809 when originally recorded using a Lattice pricing model and $2,217,605 as of February 23, 2015 using a Black-Scholes pricing model when the warrant terms became fixed and were reclassified into equity with the fair value adjustment recorded as derivative expense on the consolidated statement of operations. The warrants exercisable for the 347,202 shares were accounted for under liability accounting on the date they were recorded, except for 247,552 shares which were recorded directly into equity using the Black-Scholes pricing model on April 6, 2015 at a fair value of $309,121. The warrants to purchase 99,650 shares had a value of $172,809 when originally recorded using a Lattice pricing model and $124,434 as of April 6, 2015 using a Black-Scholes pricing model when the warrant terms became fixed and were reclassified into equity with the fair value adjustment recorded as derivative expense on the consolidated statement of operations.

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

We utilize a Lattice model to determine the fair market value of the warrants to purchase 290,861 shares on the day they were issued. The warrants issued resulted in a warrant derivative liability of $898,719 as of April 1, 2014. The Lattice model accommodates the probability of exercise price adjustment features as outlined in the warrant agreement. Under the terms of the warrant agreement, at any time while the warrant is outstanding, the exercise price per share can be reduced in proportion to the exercise price per share of future warrants issued that is lower than the exercise price per share as stated in the warrant agreement. The estimated fair value was derived using the lattice model with the following assumptions:

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

We utilize a Lattice model to determine the fair market value of the warrants to purchase 99,650 shares on March 31, 2015, the day they were issued. The warrants issued resulted in a warrant derivative liability of $172,809 on the date they were issued. The Lattice model accommodates the probability of exercise price adjustment features as outlined in the placement agent agreement. Under the terms of the placement agent agreement, until the final close of the private placement financing under the agreement, the exercise price per share can be reduced in proportion to the exercise price per share of warrants issued in the private placement that is lower than the exercise price per share as stated in the warrant agreement. The estimated fair value was derived using the lattice model with the following assumptions:

Expected volatility	90%
Risk free interest rate	1.71%
Warrant term (years)	7
Dividend yield	0%

Note 11 Income Taxes

Taxing jurisdictions related to income taxes are the Unites States Federal Government, the State of Colorado and the State of California. The provision for income taxes is as follows:

	Year Ended June 30,
	2015	2014

Current tax benefit
Federal	$-	$-
State	-	-
	-	-

Deferred tax benefit
Federal	3,774,110	2,006,831
State	432,091	79,548
Change in valuation allowance	(4,206,202)	(2,086,379)
	-	-
Total tax expense	$-	$-

Deferred taxes are a result of differences between income tax accounting and GAAP with respect to income and expenses. The following is a summary of the components of deferred taxes recognized in the financial statements as of June 30, 2015 and 2014:

	As of June 30,
	2015	2014

Deferred tax assets
Net operating loss carryforward	$5,170,221	$2,267,379
Start-up and organizational expenses	181,154	457,495
Stock-based compensation	3,080,604	1,683,247
Derivative expense	12,275	129,986
Other	317,149	17,093
Total deferred tax assets	8,761,404	4,555,200

Valuation allowance	(8,761,404)	(4,555,200)
Net deferred taxes	$-	$-

The valuation allowance was established because the Company had not reported earnings in order to support the recognition of the deferred tax asset. The Company has net operating loss carryforwards of approximately $13,265,000 for federal and state income tax purposes. Federal and state net operating loss carryforwards, to the extent not used, will expire starting in 2031. Under provisions of the Internal Revenue Code, substantial changes in the Company’s ownership may result in limitations on the amount of net operating loss carryforwards that can be utilized in future years. As of June 30, 2015, approximately $6,281,000 of the net operating loss carryforwards are subject to IRS limitations. The Company is no longer subject to income tax examinations for federal income taxes before 2010 and for Colorado before 2009.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income for the following periods, due to the following:

	Year Ended June 30,
	2015	2014

Computed "expected" tax expense (benefit)	$(3,863,260)	$(3,308,354)
Change in income taxes from:
State taxes net of federal benefit	(432,091)	(79,549)
Permanent differences	229,208	1,301,524
Prior period adjustment	(140,059)	-
Change in valuation allowance	4,206,202	2,086,379
	$-	$-

Note 12 Commitments and Contingencies

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

As of June 30, 2015, minimum rental commitment under the operating lease is as follows:

Year Ending June 30,
2016	359,468
2017	370,252
2018	381,360
2019	392,855
2020	335,747
$1,839,682

In September 2014, the Company entered into an equipment lease for laboratory equipment to be leased for twenty-four months with a bargain purchase option at the end of the lease. The equipment lease has been recorded as a capital lease with monthly payments of $8,075 per month to be made.

As of June 30, 2015, minimum rental commitment under the leases is as follows:

Year Ending June 30,
2016	$96,890
2017	24,223
Total rental commitments	121,113
Less: Interest payments	(4,124)
Total lease payable	116,989
Lease payable, current portion	93,852
Lease payable, less current portion	$23,137

Legal Matters - From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest

