Form 10-Q
period 2015-09-30
AntriaBio, Inc.
filed 2015-11-16
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

☐ Yes ☒ No

Number of shares of issuer’s common stock outstanding as of November 13, 2015: 24,338,219

i

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

AntriaBio, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Consolidated Balance Sheets

	September 30, 2015	June 30, 2015
	(Unaudited)
Assets

Current assets
Cash	$2,353,032	$5,278,706
Restricted cash	450,280	450,167
Inventory	186,758	67,218
Other current assets	64,671	320,293
Total current assets	3,054,741	6,116,384

Non-current assets
Fixed assets, net	5,496,122	4,524,912
Intangibile assets, net	57,083	58,906
Deposit	562,500	563,000
Total non-current assets	6,115,705	5,146,818

Total Assets	$9,170,446	$11,263,202

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$1,671,253	$1,408,399
Convertible notes payable	60,000	60,000
Deferred lease liability, current portion	101,354	98,671
Lease payable, current portion	93,870	93,852
Interest payable	13,579	13,079
Warrant derivative liability	19,190	31,777
Total current liabilities	1,959,246	1,705,778

Non-current liabilities:
Deferred lease liability, less current portion	453,586	480,490
Lease payable, less current portion	-	23,127
Total non-current liabilities	453,586	503,617

Total Liabilities	2,412,832	2,209,395

Commitments and Contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 24,338,219 and 24,338,219 shares issued and outstanding, September 30, 2015 and June 30, 2015	24,341	24,341
Additional paid-in capital	39,130,511	38,138,754
Accumulated deficit	(32,397,238)	(29,109,288)
Total stockholders' equity	6,757,614	9,053,807

Total Liabilities and Stockholders' Equity	$9,170,446	$11,263,202

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Operations

	Three Months
	Ended September 30,
	2015	2014
	(Unaudited)
Operating expenses
Research and development
Compensation and benefits	$865,203	$-
Consultants and outside costs	263,991	-
Material manufacturing costs	620,143	112,558
Facilities and other costs	219,025	-
	1,968,362	112,558

General and administrative
Consulting fees	-	283,633
Compensation and benefits	947,171	1,013,025
Professional fees	122,061	154,345
Investor relations	56,918	315,685
General and administrative	205,183	355,872
	1,331,333	2,122,560

Total operating expenses	3,299,695	2,235,118

Loss from operations	(3,299,695)	(2,235,118)

Other income (expense)
Interest income	771	1,694
Interest expense	(1,613)	(500)
Derivative gains	12,587	19,232
Total other income (expense)	11,745	20,426

Net loss	$(3,287,950)	$(2,214,692)

Net loss per common share - basic and diluted	$(0.14)	$(0.12)

Weighted average number of common shares outstanding - basic and diluted	24,338,219	18,133,756

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Stockholders' Equity

From June 30, 2014 to September 30, 2015 (Unaudited)

			Additional		Total
	Common Stock, $0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2014	18,091,792	$18,092	$24,135,563	$(17,746,924)	$6,406,731

Stock-based compensation	-	-	2,846,828	-	2,846,828

Issuance of common stock for services	205,506	207	368,212	-	368,419

Fair value of warrants issued	-	-	6,026,070	-	6,026,070

Issuance of common stock, net of issuance costs of $3,144,479	6,040,921	6,042	4,762,081	-	4,768,123

Net loss for the year ended June 30, 2015	-	-	-	(11,362,364)	(11,362,364)

Balance at June 30, 2015	24,338,219	$24,341	$38,138,754	$(29,109,288)	$9,053,807

Stock-based compensation (Unaudited)	-	-	980,350	-	980,350

Fair value of warrants issued (Unaudited)	-	-	11,407	-	11,407

Net loss for the three months ended September 30, 2015 (Unaudited)	-	-	-	(3,287,950)	(3,287,950)

Balance at September 30, 2015 (Unaudited)	24,338,219	$24,341	$39,130,511	$(32,397,238)	$6,757,614

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months
	Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,287,950)	$(2,214,692)
Amortization of intangible asset	1,823	295
Depreciation expense	70,313	27,395
Stock-based compensation expense	980,350	589,007
Stock issued for services	-	238,001
Derivative gains	(12,587)	(19,232)
Warrant expense	11,407	3,880
Changes in operating assets and liabilities:
(Increase) decrease in other assets	68,622	(12,452)
Increase in inventory	(119,540)	(12,302)
Decrease in accounts payable and accrued expenses	(202,398)	(140,197)
Decrease in accounts payable and accrued expenses - related party	-	(15,249)
Increase in interest payable	500	500
Increase (decrease) in deferred lease liability	(24,221)	86,441
Net Cash Used In Operating Activities	(2,513,681)	(1,468,605)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(576,271)	(168,037)
Return of security deposit	187,500	-
Increase in restricted cash	(113)	-
Net Cash Used In Investing Activities	(388,884)	(168,037)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease payable	(23,109)	-
Net Cash Used in Financing Activities	(23,109)	-

Net decrease in cash	(2,925,674)	(1,636,642)

Cash - Beginning of Period	5,278,706	5,934,534

Cash - End of Period	$2,353,032	$4,297,892

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-
Interest	$-	$-

Non-Cash Transactions:
Fixed assets acquired through lease payable	$-	$184,877
Fixed assets acquired through tenant improvements	$-	$148,730
Fixed assets acquired through accounts payable and accrued expenses	$465,252	$-

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Notes to Consolidated Financial Statements
September 30, 2015
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed on September 28, 2015, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended June 30, 2015.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended September 30, 2015 are not necessarily indicative of results for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. Such estimates and assumptions impact, among others, the following: estimated useful lives of depreciable assets, the fair value of share-based payments and warrants, fair value of derivative instruments, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing and expected future operating losses. Actual results could differ from those estimates.

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

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation. The fixed assets as of September 30, 2015 and June 30, 2015 included $2,677,675 and $2,315,803, respectively, of construction in process in the buildout of our lab facilities and manufacturing suite. The Company estimates that the buildout will be completed in the first half of fiscal year 2016 at which time they will begin to be depreciated.

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

The carrying amounts of financial instruments including cash, restricted cash, accounts payable and accrued expenses, and convertible notes payable approximated fair value as of September 30, 2015 and June 30, 2015 due to the relatively short maturity of the respective instruments.

The warrant derivative liability recorded as of September 30, 2015 and June 30, 2015 is recorded at an estimated fair value based on a Black-Scholes pricing model. The warrant derivative liability is a level 3 fair value measurement with the entire change in the balance recorded through earnings. See significant assumptions in Note 8. The following table sets forth a reconciliation of changes in the fair value of financial instruments classified as level 3 in the fair value hierarchy:

Balance as of June 30, 2015	$(31,777)
Total unrealized gains (losses):
Included in earnings	12,587
Balance as of September 30, 2015	$(19,190)

Recent Accounting Pronouncements

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $3,287,950 and net cash used in operations of $2,513,681 for the three months ended September 30, 2015, and working capital equity of $1,095,495 and stockholders’ equity of $6,757,614 and an accumulated deficit of $32,397,238 at September 30, 2015.  In addition, the Company is in the preclinical stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 Fixed Assets

The following is a summary of fixed assets and accumulated depreciation:

	Useful
	Life	September 30, 2015	June 30, 2015
Furniture and fixtures	5 - 7 years	$62,730	$55,330
Lab equipment	3 - 15 years	2,563,517	889,671
Lab equipment (not yet placed in service)	3 - 15 years	368,505	1,371,441
Leasehold improvements	3 - 7 years	29,296	29,296
Construction in process	-	2,677,675	2,315,803
		5,701,723	4,661,541
Less: accumulated depreciation and amortization		(205,601)	(136,629)
		$5,496,122	$4,524,912

Depreciation expense was $70,313 and $27,395 for the three months ended September 30, 2015 and 2014, respectively.

Note 5 Related Party Transactions

During the three months ended September 30, 2015, there were no related party transactions. During the three months ended September 30, 2014, the Company incurred consulting expenses of $33,000 for services performed by related parties of the Company and included in the statements of operations.

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

As of September 30, 2015 and June 30, 2015, the convertible notes outstanding balance was $60,000 and $60,000, respectively. As of September 30, 2015, all of the outstanding convertible notes have matured and payments were due. The convertible notes which have not been repaid or converted continue to accrue interest at a rate of 8%.

Note 7 Shareholders’ Equity

On March 31, 2014, the Company entered into a services agreement whereby the Company receives assistance with investor relations relating to digital strategy, website and investor materials, market awareness and other services. The compensation for these services will be 500,000 shares of common stock to be issued over a twelve-month period. For the year ended June 30, 2015, 166,668 shares of common stock have been issued under the agreement and $296,669 has been recorded as investor relations expense during the year ended June 30, 2015. On November 1, 2014 the agreement was terminated and no additional compensation was paid.

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

The Company issued no shares of preferred stock during the three month period ended September 30, 2015. The Company has not declared or paid any dividends or returned any capital to shareholders as of September 30, 2015.

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

On March 26, 2014, the Company adopted the AntriaBio, Inc. 2014 Stock and Incentive Plan which allows the Company to issue up to 3,750,000 of common stock in the form of stock options, incentive options or common stock. As of September 30, 2015, the Company granted 3,295,000 of these shares to current employees and directors of the Company. The options have an exercise price from $1.29 to $3.44 per share. The options vest monthly over four years, with some options subject to a one year cliff before options begin to vest monthly.

On February 23, 2015, the Company adopted the AntriaBio, Inc. 2015 Non Qualified Stock Option Plan which allows the Company to issue up to 6,850,000 of common stock in the form of stock options. As of September 30, 2015, the Company granted 4,162,000 of these shares to current employees and directors of the Company. The options have an exercise price of from $1.40 to $2.06 per share. The options vest monthly over 4 years with some options subject to a one year cliff before options begin to vest monthly.

AntriaBio has computed the fair value of all options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. AntriaBio estimated a volatility factor utilizing comparable published volatility of peer companies. Due to the small number of option holders and all options being to officers and/or directors, AntriaBio has estimated a forfeiture rate of zero as the value of each option holder is calculated individually. AntriaBio estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.

AntriaBio has computed the fair value of all options granted during the three months ended September 30, 2015 using the following assumptions:

Expected volatility	100%
Risk free interest rate	1.91%
Expected term (years)	7
Dividend yield	0%

Stock option activity is as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Options	Exercise Price	Expected Life
Outstanding, June 30, 2014	4,343,334	$3.61	5.6
Granted	4,572,000	$2.02
Forfeited	(212,916)	$3.57
Outstanding, June 30, 2015	8,702,418	$2.78	7.1
Granted	50,000	$1.40
Forfeited	(30,000)	$1.81
Outstanding, September 30, 2015	8,722,418	$2.77	6.9

Exercisable at September 30, 2015	3,049,563	$3.52	4.8

Stock-based compensation expense related to the fair value of stock options was included in the statement of operations as research and development – compensation and benefits expense of $307,337 and as general and administrative – compensation and benefits expense of $673,013 for the three months ended September 30, 2015. The unrecognized stock-based compensation expense at September 30, 2015 is $10,502,680. AntriaBio determined the fair value as of the date of grant using the Black-Scholes option pricing method and expenses the fair value ratably over the vesting period.

Warrants- AntriaBio issued warrants to agents in conjunction with the closing of various financings and issued warrants in note conversions and private placements as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding, June 30, 2014	11,099,739	$2.21	3.6
Warrants issued in private placement	6,040,921	$2.50
Warrants issued to placement agent	1,824,489	$2.50
Warrants issued for investor relations	111,000	$1.63
Warrants cancelled	(59,758)	$2.92
Outstanding, June 30, 2015	19,016,391	$2.33	3.0
Warrants issued for investor relations	9,000	$1.38
Outstanding, September 30, 2015	19,025,391	$2.33	2.7

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

For the Three Months Ended September 30, 2015: The Company issued warrants to purchase 9,000 shares of common stock at a price of $1.38 per share in connection with investor relations services.

The warrants exercisable for the 66,667 shares of common stock are accounted for under liability accounting for the shares that have vested and were recorded at their fair value on the date of issuance of $50,365 as a liability and as professional fees and investor relation expense. The fair value as of September 30, 2015 and June 30, 2015 were $19,190 and $31,777, respectively which is reflected as a liability with the fair value adjustment recorded as derivative gains or losses on the consolidated statements of operations.

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

The warrants exercisable for the 9,000 shares of common stock were accounted for under the equity treatment and were fair valued as of the date of issuance. The fair value of the warrants was valued at $11,407 and recorded as additional paid-in-capital and investor relations.

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

The warrants were valued using the Black-Scholes option pricing model on the date of issuance except for the warrants to purchase 1,518,387 shares which were valued using a Lattice pricing model. In order to calculate the fair value of the warrants in both models, certain assumptions were made regarding components of the model, including the closing price of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and warrant term. Changes to the assumptions could cause significant adjustments to valuation. AntriaBio estimated a volatility factor utilizing comparable published volatility of peer companies. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.

The Black-Scholes valuation methodology was used because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions were as follows:

Expected volatility	89% - 112%
Risk free interest rate	0.56% - 2.21%
Warrant term (years)	2 - 7
Dividend yield	0%

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

In the three months ended September 30, 2015, the Company did not record any income tax provision due to expected future losses and full valuation allowance on its deferred tax assets.

Note 10 Commitments and Contingencies

Lease Commitments – In May 2014, the Company entered into a lease of approximately 27,000 square feet of office, laboratory and clean room space to be leased for seventy two months. The lease requires monthly payments of $28,939 adjusted annually by approximately 3% plus triple net expenses monthly of $34,381 adjusted annually. The Company also made a security deposit of $750,000 which is held by the landlord, of which $187,500 has been returned to the company and the remaining balance will be returned gradually over the next several years.

As of September 30, 2015, the minimum rental commitment under the lease is as follows:

Year Ending June 30,
2016	270,048
2017	370,252
2018	381,360
2019	392,855
2020	335,747
$1,750,262

In September 2014, the Company entered into an equipment lease for laboratory equipment to be leased for twenty-four months with a bargain purchase option at the end of the lease. The equipment lease has been recorded as a capital lease with monthly payments of $8,075 per month to be made.

As of September 30, 2015, minimum rental commitment under the lease is as follows:

Year Ending June 30,
2016	$72,667
2017	24,223
Total rental commitments	96,890
Less: Interest payments	(3,020)
Total lease payable	93,870
Lease payable, current portion	93,870
Lease payable, less current portion	$-

Legal Matters - From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest.

Note 11 Subsequent Events

No events occurred subsequent to September 30, 2015 that would require adjustment to the accompanying financial statements or footnotes other than those disclosed in the notes above.

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

In calendar year 2014 and through the 3rd quarter of calendar year 2015, we successfully raised a total of $22.8 million to fund our operations and we have accomplished a series of corporate objectives including:

·	Established a 27,000 square-foot research laboratory and manufacturing facility

·	Created a Scientific Advisory Board of esteemed endocrinologists

·	Hired staff to complete the formation of scientific, clinical and corporate teams

·	Produced preclinical material for our lead product candidate, AB101

·	Conducted in vitro and in vivo pharmacology studies of AB101

·	Presented data from these studies in an oral session at the American Diabetes Association 75th Scientific Sessions in Boston

·	Completed construction of our cGMP manufacturing suite

·	Initiated discussions with the FDA regarding our lead product candidate

·	Announced the addition of a new product candidate, AB301

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

File AB101 IND with FDA

In order to enable a clinical study for AB101, our plan at the start of the year was to file an IND with the FDA prior to the end of the 4th quarter of calendar year 2015. As part of the process of filing the IND, we initiated a dialogue with the FDA through a pre-IND meeting request submission to obtain their perspective with respect to our preclinical efforts and planned initial clinical studies for AB101. We have received detailed and constructive feedback from the FDA regarding our study plans for AB101 and we believe that we will be able to incorporate their opinions into our clinical efforts.

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

Construction of cGMP Suite

In order to conduct our first clinical study for AB101, we require sterile materials and therefore one of our objectives at the start of the year was to construct a cGMP manufacturing suite in our Louisville, Colorado facility. We anticipated spending approximately $2.5 million on the project, with a targeted completion date of August 2015. As of November 13, 2015, the construction project is complete and we are finalizing certifications on the cGMP suite. While the project will be completed substantially within budget, we did experience certain delays that pushed out completion timelines including the following: delays in the delivery of certain construction materials from manufacturers; extended lead times for the acquisition of certain equipment, including casework for our laboratories; and delays on the validation of certain newly purchased equipment and final certification of the cGMP suite.

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

While we will be unable to commence our clinical studies for AB101 in calendar year 2015, we believe we have made and continue to make significant progress towards advancing the program. We remain encouraged by the potential for AB101, particularly following our interactions with the FDA and the completion of toxicology studies in two species to support its IND. Having expanded our capabilities through the construction of a cGMP manufacturing suite and announcing an additional pipeline candidate, we remain committed to advancing AB101 into the clinic in 2016. To that end, as of September 30, 2015, we had $2.3 million in cash to fund our operations. While we still have capital to fund our current activities, we do not have sufficient capital to continue our operations in calendar year 2016, including funding the first clinical study for AB101. We anticipate requiring approximately $15-$20 million to fund all of our corporate objectives through calendar year 2016, including making cGMP batches of AB101 material, finalizing and filing our IND with the FDA and paying for the first clinical study, which we plan to conduct at a contract research organization in southern California. The additional funding will also allow us to continue our preclinical efforts for AB301, including all of the necessary preparations to file an IND application.  As a result, one of our primary goals is to raise additional capital as soon as practicable on favorable terms.

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

Results of Operations

For Three Months Ended September 30, 2015 and 2014

Results of operations for the three months ended September 30, 2015 (the “2016 quarter”) and the three months ended September 30, 2014 (the “2015 quarter”) reflected losses of $3,287,950 and $2,214,692, respectively.

Revenues

We are a preclinical stage company and have not generated any revenues since inception.

Expenses

Research and development costs include salaries, benefits and other staff-related costs; consultants and outside costs; material manufacturing costs; and facilities and other costs. Research and development costs were approximately $1,968,000 in the 2016 quarter compared to $113,000 in the 2015 quarter. The increase is due to the Company starting significant research and development activities during the 2nd quarter of fiscal year 2015. The Company has hired significant staff as well as begun preparing to manufacture clinical material in the 2016 quarter as compared to the 2015 quarter in which the Company was still getting the facilities established.

General and administrative costs were approximately $1,331,000 in the 2016 quarter compared to $2,123,000 in the 2015 quarter. The decrease is due to a decrease in consulting fees and investor relations fees for the 2016 quarter as we have hired staff and brought significant portions of those roles in house.

Liquidity and Capital Resources

As of September 30, 2015, we have approximately $2.8 million in cash on hand and restricted cash and working capital of approximately $1.1 million. During the year ended June 30, 2015, we closed on an equity transaction in which we issued 6,040,921 units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock. The Company received net proceeds of approximately $10.1 million from the equity transaction. While we do have cash on hand, we anticipate that we will need an additional $15 - $20 million to cover operating expenses, clinical trials of AB101 and continuing research and development of our product pipeline through the calendar year end 2016. We are currently evaluating raising additional capital to fund our current and future operations.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Accounting Officer (our principal accounting officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation and the material weakness described below, our management concluded that we did not maintain effective disclosure controls and procedures as of September 30, 2015 in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that it is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management has identified control deficiencies regarding a lack of segregation of duties, and a need for a stronger internal control environment. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate disclosure controls.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Certain factors exist which may affect the Company’s business and could cause actual results to differ materially from those expressed in any forward-looking statements. The Company has not experienced any material changes from those risk factors as previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2015 (the “Form 10-K”).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All unregistered sales of equity securities have previously been disclosed on our Current Reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements, tagged as blocks of text.*

*Filed herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTRIABIO, INC.

Date: November 16, 2015	By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2015	By:	/s/ Morgan Fields
Morgan Fields
Chief Accounting Officer
(Principal Accounting Officer)

