Form 10-Q
period 2015-12-31
AntriaBio, Inc.
filed 2016-02-16
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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

☐ Yes ☒ No

Number of shares of issuer’s common stock outstanding as of February 16, 2016: 24,338,219

i

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

AntriaBio, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Consolidated Balance Sheets

	December 31, 2015	June 30, 2015
	(Unaudited)
Assets

Current assets
Cash	$1,708,488	$5,278,706
Restricted cash	-	450,167
Other current assets	134,773	387,511
Total current assets	1,843,261	6,116,384

Non-current assets
Fixed assets, net	6,073,480	4,524,912
Intangibile assets, net	55,260	58,906
Deposit	562,500	563,000
Total non-current assets	6,691,240	5,146,818

Total Assets	$8,534,501	$11,263,202

Liabilities, Series A Convertible Preferred Stock and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$2,215,927	$1,408,399
Convertible notes payable	60,000	60,000
Deferred lease liability, current portion	114,269	98,671
Lease payable, current portion	70,526	93,852
Interest payable	14,079	13,079
Warrant derivative liability	17,461	31,777
Total current liabilities	2,492,262	1,705,778

Non-current liabilities:
Deferred lease liability, less current portion	460,794	480,490
Lease payable, less current portion	-	23,127
Total non-current liabilities	460,794	503,617

Total Liabilities	2,953,056	2,209,395

Commitments and Contingencies (Note 11)

Series A Convertible Preferred Stock - subject to redemption, $0.01 par value, $1.95 redemption value; 15,000,000 authorized; 1,025,699 and no shares issued and outstanding, December 31, 2015 and June 30, 2015, respectively	1,803,548	-

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 24,338,219 and 24,338,219 shares issued and outstanding, December 31, 2015 and June 30, 2015	24,341	24,341
Additional paid-in capital	40,216,691	38,138,754
Accumulated deficit	(36,463,135)	(29,109,288)
Total stockholders' equity	3,777,897	9,053,807

Total Liabilities, Series A Convertible Preferred Stock and Stockholders' Equity	$8,534,501	$11,263,202

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Operations

	Three Months		Six Months
	Ended December 31,		Ended December 31,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Operating expenses
Research and development
Compensation and benefits	$1,142,198	$678,554	$2,007,401	$678,554
Consultants and outside costs	340,289	259,419	604,280	259,419
Material manufacturing costs	755,464	462,365	1,375,511	574,923
Facilities and other costs	285,926	165,825	504,951	165,825
	2,523,877	1,566,163	4,492,143	1,678,721

General and administrative
Consulting fees	-	33,000	-	316,633
Compensation and benefits	1,170,679	1,034,507	2,117,850	2,047,532
Professional fees	116,112	135,724	238,173	290,069
Investor relations	57,402	115,760	114,320	431,445
General and administrative	198,466	183,872	403,649	539,744
	1,542,659	1,502,863	2,873,992	3,625,423

Total operating expenses	4,066,536	3,069,026	7,366,135	5,304,144

Loss from operations	(4,066,536)	(3,069,026)	(7,366,135)	(5,304,144)

Other income (expense)
Interest income	193	1,275	964	2,969
Interest expense	(1,379)	(2,299)	(2,992)	(2,799)
Derivative gains	1,729	134,482	14,316	153,714
Total other income (expense)	543	133,458	12,288	153,884

Net loss	$(4,065,993)	$(2,935,568)	$(7,353,847)	$(5,150,260)

Net loss per common share - basic and diluted	$(0.17)	$(0.16)	$(0.30)	$(0.28)

Weighted average number of common shares outstanding - basic and diluted	24,338,219	18,892,227	24,338,219	18,511,378

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Stockholders' Equity

From June 30, 2014 to December 31, 2015 (Unaudited)

			Additional		Total
	Common Stock, $0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2014	18,091,792	$18,092	$24,135,563	$(17,746,924)	$6,406,731

Stock-based compensation	-	-	2,846,828	-	2,846,828

Issuance of common stock for services	205,506	207	368,212	-	368,419

Fair value of warrants issued	-	-	6,026,070	-	6,026,070

Issuance of common stock, net of issuance costs of $3,144,479	6,040,921	6,042	4,762,081	-	4,768,123

Net loss for the year ended June 30, 2015	-	-	-	(11,362,364)	(11,362,364)

Balance at June 30, 2015	24,338,219	$24,341	$38,138,754	$(29,109,288)	$9,053,807

Stock-based compensation (Unaudited)	-	-	1,965,993	-	1,965,993

Fair value of warrants issued (Unaudited)	-	-	111,944	-	111,944

Net loss for the six months ended December 31, 2015 (Unaudited)	-	-	-	(7,353,847)	(7,353,847)

Balance at December 31, 2015 (Unaudited)	24,338,219	$24,341	$40,216,691	$(36,463,135)	$3,777,897

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months
	Ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(7,353,847)	$(5,150,260)
Amortization of intangible asset	3,646	1,609
Depreciation expense	220,537	57,908
Stock-based compensation expense	1,965,993	1,155,521
Stock issued for services	-	298,418
Derivative gains	(14,316)	(153,714)
Warrant expense	21,092	84,558
Changes in operating assets and liabilities:
Decrease in other assets	65,738	230,101
Increase in accounts payable and accrued expenses	295,965	398,317
Decrease in accounts payable and accrued expenses - related party	-	(208,962)
Increase in interest payable	1,000	1,000
(Decrease) increase in deferred lease liability	(4,098)	77,351
Net Cash Used In Operating Activities	(4,798,290)	(3,208,153)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,257,542)	(266,044)
Acquisition of intangibles	-	(55,000)
Return of security deposit	187,500	-
Decrease in restricted cash	450,167	-
Net Cash Used In Investing Activities	(619,875)	(321,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease payable	(46,453)	(22,383)
Proceeds from issuance of equity financing	-	6,925,543
Proceeds from issuance of preferred stock	2,000,115	-
Payment of placement agent compensation and issuance costs	(105,715)	(718,554)
Net Cash Provided by Financing Activities	1,847,947	6,184,606

Net (decrease) increase in cash	(3,570,218)	2,655,409

Cash - Beginning of Period	5,278,706	5,934,534

Cash - End of Period	$1,708,488	$8,589,943

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-
Interest	$-	$-

Non-Cash Transactions:
Fixed assets acquired through lease payable	$-	$184,877
Fixed assets acquired through tenant improvements	$-	$430,830
Warrant value recorded as issuance costs	$90,852	$1,180,995
Fixed assets included in accounts payable and accrued expenses	$511,563	$16,072

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Notes to Consolidated Financial Statements
December 31, 2015
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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended December 31, 2015 are not necessarily indicative of results for the full fiscal year.

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

Restricted Cash

Restricted cash consisted of cash held in a joint account with our general contractor until the completion of the construction in progress. As the construction process was completed as of December 31, 2015, the restricted cash was released and used to pay the final invoices to the general contractor.

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

The carrying amounts of financial instruments including cash, restricted cash, accounts payable and accrued expenses, and convertible notes payable approximated fair value as of December 31, 2015 and June 30, 2015 due to the relatively short maturity of the respective instruments.

The warrant derivative liability recorded as of December 31, 2015 and June 30, 2015 is recorded at an estimated fair value based on a Black-Scholes pricing model. The warrant derivative liability is a level 3 fair value measurement with the entire change in the balance recorded through earnings. See significant assumptions in Note 9. The following table sets forth a reconciliation of changes in the fair value of financial instruments classified as level 3 in the fair value hierarchy:

Balance as of June 30, 2015	$(31,777)
Total unrealized gains (losses):
Included in earnings	14,316
Balance as of December 31, 2015	$(17,461)

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. We will be required to perform the going concern assessment under ASU 2014-15 beginning with the year ending June 30, 2017.

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20), which eliminates the concept of extraordinary items. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. The new guidance is to be applied prospectively but may also be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We expect to adopt the provisions of this new guidance beginning with the year ending June 30, 2017. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which is intended to improve how deferred taxes are classified on organizations’ balance sheets by eliminating the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet.  Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent.  The changes are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We expect to adopt the provisions of this new guidance on July 1, 2016.  We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for us starting on July 1, 2018, and early adoption is not permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $7,353,847 and net cash used in operations of $4,798,290 for the six months ended December 31, 2015, and working capital deficit of $649,001 and stockholders’ equity of $3,777,897 with an accumulated deficit of $36,463,135 at December 31, 2015.  In addition, the Company is in the preclinical stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects that its current cash resources as well as expected lack of operating cash flows will not be sufficient to sustain operations for a period greater than one year. The ability of the Company to continue its operations is dependent on Management's plans, which include continuing to raise capital through issuances of common and preferred stock.

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

Note 4 Fixed Assets

The following is a summary of fixed assets and accumulated depreciation:

	Useful
	Life	December 31, 2015	June 30, 2015
Furniture and fixtures	5 - 7 years	$62,730	$55,330
Lab equipment	3 - 15 years	2,994,428	889,671
Lab equipment (not yet placed in service)	3 - 15 years	228,350	1,371,441
Leasehold improvements	3 - 7 years	3,143,797	29,296
Construction in process	-	-	2,315,803
		6,429,305	4,661,541
Less: accumulated depreciation and amortization		(355,825)	(136,629)
		$6,073,480	$4,524,912

The construction in process was completed as of November 30, 2015 and the balance was recorded into leasehold improvements at which time it began depreciating over the remaining life of the lease. Depreciation expense was $150,225 and $30,513 for the three months ended December, 2015 and 2014, respectively, and was $220,537 and $57,908 for the six months ended December 31, 2015 and 2014, respectively.

Note 5 Related Party Transactions

During the three and six months ended December 31, 2015, there were no related party transactions. During the three and six months ended December 31, 2014, the Company incurred consulting expenses of $33,000 and $66,000, respectively, for services performed by related parties of the Company and included in the statements of operations.

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

As of December 31, 2015 and June 30, 2015, the convertible notes outstanding balance was $60,000 and $60,000, respectively. As of December 31, 2015, all of the outstanding convertible notes have matured and payments were due. The convertible notes which have not been repaid or converted continue to accrue interest at a rate of 8%.

Note 7 Series A Convertible Preferred Stock

On December 7, 2015, the Board of Directors authorized fifteen million shares of Series A Convertible Preferred Stock (“Series A Stock”). The Series A Stock has a conversion feature at the option of the holder that can be converted at any time at a conversion rate of $1.95, subject to adjustment, into common stock. The shares also have a mandatory conversion feature at the same conversion rate if one of the following events occurs: 1) Upon vote or consent of 2/3 of the then outstanding Series A Stock; 2) Upon the Company’s listing to NASDAQ Stockmarket or the NYSE MKT and the Company’s common stock trades for 30 days for at least 155% of the Series A Stock conversion price; or 3) the Company closes an underwritten public offering of at least $15 million in gross proceeds with an offering price of at least 155% of the Series A Stock conversion price. The Series A Stock’s conversion price is subject to weighted average anti-dilution protection, as defined, and is subject to adjustments for stock splits, dividends, and similar events. The Series A Stock is mandatorily redeemable ten years after the issuance date or upon a liquidation event, as defined, which includes a change in control and therefore recorded before stockholders’ equity on the consolidated balance sheet. The Series A Stock is entitled to an annual dividend of 6% based on the original issuance price, compounded quarterly. The dividend is cumulative and will be paid in shares of Series A Stock. The accrued dividends are payable upon redemption or conversion. The Series A Stock has voting rights equal to common stockholders as if the Series A Stock converted into common stock on the record date of the vote. The Series A Stock also has liquidation preferences over other shareholders. As of December 31, 2015, the liquidation preference was $1.95 per share.

On December 10, 2015, the Company closed an initial offering of its Series A Stock with an offering price of $1.95 per share. The Company issued 1,025,699 shares and received net proceeds of $1,803,548 after the placement agent compensation and issuance costs paid of $105,715 and a warrant with a fair value of $90,852 recorded as issuance costs. The issuance costs are being accreted over the ten-year life of the Series A Stock.

Note 8 Shareholders’ Equity

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

The Company has not declared or paid any dividends or returned any capital to shareholders as of December 31, 2015.

Note 9 Stock-Based Compensation

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

On March 26, 2014, the Company adopted the AntriaBio, Inc. 2014 Stock and Incentive Plan which allows the Company to issue up to 3,750,000 of common stock in the form of stock options, incentive options or common stock. As of December 31, 2015, the Company granted 3,295,000 of these shares to current employees and directors of the Company. The options have an exercise price from $1.29 to $3.44 per share. The options vest monthly over four years, with some options subject to a one year cliff before options begin to vest monthly.

On February 23, 2015, the Company adopted the AntriaBio, Inc. 2015 Non Qualified Stock Option Plan which allows the Company to issue up to 6,850,000 of common stock in the form of stock options. As of December 31, 2015, the Company granted 4,162,000 of these shares to current employees and directors of the Company. The options have an exercise price of from $1.40 to $2.06 per share. The options vest monthly over 4 years with some options subject to a one year cliff before options begin to vest monthly.

AntriaBio has computed the fair value of all options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. AntriaBio estimated a volatility factor utilizing a comparable published volatility of peer companies. Due to the small number of option holders and all options being to officers and/or directors, AntriaBio has estimated a forfeiture rate of zero as the value of each option holder is calculated individually. AntriaBio estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.

AntriaBio has computed the fair value of all options granted during the six months ended December 31, 2015 using the following assumptions:

Expected volatility	100%
Risk free interest rate	1.91%
Expected term (years)	7
Dividend yield	0%

Stock option activity is as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Options	Exercise Price	Expected Life
Outstanding, June 30, 2014	4,343,334	$3.61	5.6
Granted	4,572,000	$2.02
Forfeited	(212,916)	$3.57
Outstanding, June 30, 2015	8,702,418	$2.78	7.1
Granted	50,000	$1.40
Forfeited	(35,000)	$1.75
Outstanding, December 31, 2015	8,717,418	$2.77	6.6

Exercisable at December 31, 2015	3,507,188	$3.40	4.9

Stock-based compensation expense related to the fair value of stock options was included in the statement of operations as research and development – compensation and benefits expense of $312,630 and $619,967, respectively, and as general and administrative – compensation and benefits expense of $673,013 and $1,346,026, respectively, for the three and six months ended December 31, 2015. The unrecognized stock-based compensation expense at December 31, 2015 is $9,511,243. AntriaBio determined the fair value as of the date of grant using the Black-Scholes option pricing method and expenses the fair value ratably over the vesting period.

Warrants- AntriaBio issued warrants to agents in conjunction with the closing of various financings and issued warrants in note conversions and private placements as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding, June 30, 2014	11,099,739	$2.21	3.6
Warrants issued in private placement	6,040,921	$2.50
Warrants issued to placement agent	1,824,489	$2.50
Warrants issued for investor relations	111,000	$1.63
Warrants cancelled	(59,758)	$2.92
Outstanding, June 30, 2015	19,016,391	$2.33	3.0
Warrants issued for investor relations	18,000	$1.36
Warrants issued to placement agent	64,105	$2.34
Warrants cancelled	(30,000)	$3.44
Outstanding, December 31, 2015	19,068,496	$2.32	2.5

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

For the Six Months Ended December 31, 2015: The Company issued warrants to purchase 9,000 shares of common stock at a price of $1.38 per share in connection with investor relations services. The Company issued warrants to purchase 9,000 shares of common stock at a price of $1.34 per share in connection with investor relations services. The Company issued warrants to the placement agent to purchase 64,105 shares of common stock at a price of $2.34 per share, exercisable through June 2023 in connection with the preferred stock offering that occurred in December 2015.

The warrants exercisable for the 66,667 shares of common stock are accounted for under liability accounting for the shares that have vested and were recorded at their fair value on the date of issuance of $50,365 as a liability and as professional fees and investor relation expense. Warrants for 30,000 shares of the common stock were cancelled as of December 31, 2015 as the vesting events for the warrants had not occurred. The fair value as of December 31, 2015 and June 30, 2015 were $17,461 and $31,777, respectively which is reflected as a liability with the fair value adjustment recorded as derivative gains or losses on the consolidated statements of operations.

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

The warrants exercisable for the 9,000 shares of common stock were accounted for under the equity treatment and were fair valued as of the date of issuance. The fair value of the warrants was valued at $11,407 and recorded as additional paid-in-capital and investor relations. The additional warrants exercisable for the 9,000 shares of common stock were accounted for under the equity treatment and were fair valued as of the date of issuance. The fair value of the warrants was valued at $9,685 and recorded as additional paid-in-capital and investor relations. The warrants exercisable for 64,105 shares of common stock were accounted for under equity treatment and were fair valued as of the date of issuance. The fair value of the warrants was valued at $90,852 and recorded as additional paid-in-capital and Series A Convertible Preferred Stock as issuance costs.

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

The Black-Scholes valuation methodology was used because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions were as follows:

Expected volatility	89% - 112%
Risk free interest rate	0.56% - 2.21%
Warrant term (years)	2 - 7.5
Dividend yield	0%

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

Note 10 Income Taxes

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

In the six months ended December 31, 2015, the Company did not record any income tax provision due to expected future losses and full valuation allowance on its deferred tax assets.

Note 11 Commitments and Contingencies

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

As of December 31, 2015, the minimum rental commitment under the lease is as follows:

Year Ending June 30,
2016	180,628
2017	370,252
2018	381,360
2019	392,855
2020	335,747
$1,660,842

In September 2014, the Company entered into an equipment lease for laboratory equipment to be leased for twenty-four months with a bargain purchase option at the end of the lease. The equipment lease has been recorded as a capital lease with monthly payments of $8,075 per month to be made.

As of December 31, 2015, minimum rental commitment under the lease is as follows:

Year Ending June 30,
2016	$48,619
2017	24,223
Total rental commitments	72,842
Less: Interest payments	(2,316)
Total lease payable	70,526
Lease payable, current portion	70,526
Lease payable, less current portion	$-

Legal Matters - From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest.

Note 11 Subsequent Events

No events occurred subsequent to December 31, 2015 that would require adjustment to the accompanying financial statements or footnotes other than those disclosed in the notes above.

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

In calendar year 2014 and 2015, we successfully raised a total of $24.8 million to fund our operations and we have accomplished a series of corporate objectives including:

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

Complete toxicology studies for AB101

We needed to conduct toxicology studies in two animal species to enable the filing of an IND for AB101 with the FDA and we have successfully completed six week repeat dose toxicology studies in both dogs and rats. Further analysis and reports are underway and will be completed by the end of the 1st quarter of calendar year 2016.

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

Construction of cGMP Suite

In order to conduct our first clinical study for AB101, we require sterile materials and therefore one of our objectives at the start of the year was to construct a cGMP manufacturing suite in our Louisville, Colorado facility. We incurred approximately $2.5 million on the project, with a targeted completion date of August 2015. The construction project was completed in November 2015 and we are finalizing certifications on the cGMP suite. While the project was completed substantially within budget, we did experience certain delays that pushed out completion timelines including the following: delays in the delivery of certain construction materials from manufacturers; extended lead times for the acquisition of certain equipment, including casework for our laboratories; and delays on the validation of certain newly purchased equipment and final certification of the cGMP suite.

At the start of the year, we planned for the manufacture of cGMP AB101 material in September or October 2015 in anticipation of our first clinical study. Given the delays in finalizing the suite, we do not expect to have cGMP AB101 clinical material available until the first half of calendar year 2016.

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

While we were unable to commence our clinical studies for AB101 in calendar year 2015, we believe we have made and continue to make significant progress towards advancing the program. We remain encouraged by the potential for AB101, particularly following our interactions with the FDA and the completion of toxicology studies in two species to support its IND. Having expanded our capabilities through the construction of a cGMP manufacturing suite and announcing an additional pipeline candidate, we remain committed to advancing AB101 into the clinic in 2016. To that end, as of December 31, 2015, we had $1.7 million in cash to fund our operations. While we still have capital to fund our current activities, we do not have sufficient capital to continue our operations through the end of calendar year 2016, including funding the first clinical study for AB101. We anticipate requiring approximately $13 - $18 million to fund all of our corporate objectives through calendar year 2016, including making cGMP batches of AB101 material, finalizing and filing our IND with the FDA and paying for the first clinical study, which we plan to conduct at a contract research organization in southern California. The additional funding will also allow us to continue our preclinical efforts for AB301, including all of the necessary preparations to file an IND application.  As a result, one of our primary goals is to raise additional capital as soon as practicable on favorable terms.

Significant Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to share-based payments and warrants, fair value of derivative instruments, useful life of depreciable assets, income tax valuation allowances and contingencies. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstance, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

Results of Operations

For Three and Six Months Ended December 30, 2015 and 2014

Results of operations for the three months ended December 31, 2015 (the “2016 quarter”) and the three months ended December 31, 2014 (the “2015 quarter”) reflected losses of approximately $4,066,000 and $2,936,000, respectively.

Results of operations for the six months ended December 31, 2015 (the “2016 period”) and the six months ended December 31, 2014 (the “2015 period”) reflected losses of approximately $7,354,000 and $5,150,000, respectively.

Revenues

We are a preclinical stage company and have not generated any revenues since inception.

Expenses

Research and development costs include salaries, benefits and other staff-related costs; consultants and outside costs; material manufacturing costs; and facilities and other costs. Research and development costs were approximately $2,524,000 in the 2016 quarter compared to $1,566,000 in the 2015 quarter. Research and development costs were approximately $4,492,000 in the 2016 period compared to $1,679,000 in the 2015 period. The increase is due to the Company having significant research and development activities during the 2016 period compared to the 2015 period. The Company has hired significant staff as well as begun preparing to manufacture clinical material in the 2016 period as compared to the 2015 period in which the Company was still getting the facilities established.

General and administrative costs were approximately $1,543,000 in the 2016 quarter compared to $1,503,000 in the 2015 quarter. General and administrative costs were approximately $2,874,000 in the 2016 period compared to $3,625,000 in the 2015 period. The decrease is due to a decrease in consulting fees and investor relations fees for the 2016 quarter and period as we have hired staff and brought significant portions of those roles in house.

Liquidity and Capital Resources

As of December 31, 2015, we have approximately $1.7 million in cash on hand and a working capital deficit of approximately $649,000. During the year ended June 30, 2015, we closed on an equity transaction in which we issued 6,040,921 units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock. The Company received net proceeds of approximately $10.1 million from the equity transaction. During the six months ended December 31, 2015, we closed on a Preferred Stock transaction in which we issued 1,025,699 shares of Series A Convertible Preferred Stock. The Company received net proceeds of approximately $1.9 million from the transaction. While we do have cash on hand, we anticipate that we will need an additional $13 - $18 million to cover operating expenses, clinical trials of AB101 and continuing research and development of our product pipeline through the calendar year end 2016. We are currently evaluating raising additional capital to fund our current and future operations.

Going Concern

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations in our business. The issuance of additional securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. There are no assurances that we will be able to obtain additional financing through either private placements, and/or bank financing or other loans necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. These conditions raise substantial doubt about our ability to continue as a going concern.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which is intended to improve how deferred taxes are classified on organizations’ balance sheets by eliminating the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet.  Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent.  The changes are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We expect to adopt the provisions of this new guidance on July 1, 2016.  We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for us starting on July 1, 2018, and early adoption is not permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

Off-Balance Sheet Arrangements

We had no off-balance sheet transactions.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCUSSION ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Accounting Officer (our principal accounting officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation and the material weakness described below, our management concluded that we did not maintain effective disclosure controls and procedures as of December 31, 2015 in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that it is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management has identified control deficiencies regarding a lack of segregation of duties, and a need for a stronger internal control environment. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate disclosure controls.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 1, 2015, we entered into a consulting agreement with an investor relations firm. As part of the compensation for our investor relations firm, we agreed to issue warrants to purchase up to 30,000 shares of common stock as part of the agreement in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. The warrants will vest on September 30, 2016, contain a cashless exercise rights, and shall be adjusted both as to the number of Financing Warrant Shares and price into which and at which they are exercisable, based on any splits, conversions, or reorganizations that affect the Company’s common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits

10.1	Form of Purchase Agreement*

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements, tagged as blocks of text.*

*Filed herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTRIABIO, INC.

Date: February 16, 2016	By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer
(Principal Executive Officer)

Date: February 16, 2016	By:	/s/ Morgan Fields
Morgan Fields
Chief Accounting Officer
(Principal Accounting Officer)

