Form 10-Q
period 2016-03-31
AntriaBio, Inc.
filed 2016-05-16
CIK 1509261

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Number of shares of issuer’s common stock outstanding as of May 16, 2016: 24,338,219

 i

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

AntriaBio, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Consolidated Balance Sheets

	March 31, 2016	June 30, 2015
	(Unaudited)
Assets

Current assets
Cash	$1,746,022	$5,278,706
Restricted cash	-	450,167
Other current assets	294,278	387,511
Total current assets	2,040,300	6,116,384

Non-current assets
Fixed assets, net	6,134,613	4,524,912
Intangibile assets, net	53,437	58,906
Deposit	562,500	563,000
Total non-current assets	6,750,550	5,146,818

Total Assets	$8,790,850	$11,263,202

Liabilities, Series A Convertible Preferred Stock and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$2,168,973	$1,408,399
Convertible notes payable	60,000	60,000
Deferred lease liability, current portion	116,952	98,671
Lease payable, current portion	46,946	93,852
Interest payable	14,579	13,079
Warrant derivative liability	11,679	31,777
Total current liabilities	2,419,129	1,705,778

Non-current liabilities:
Deferred lease liability, less current portion	431,341	480,490
Lease payable, less current portion	-	23,127
Total non-current liabilities	431,341	503,617

Total Liabilities	2,850,470	2,209,395

Commitments and Contingencies (Note 11)

Series A Convertible Preferred Stock - subject to redemption,
$0.01 par value, $1.95 redemption value; 15,000,000 authorized;
2,769,422 and no shares issued and outstanding,
March 31, 2016 and June 30, 2015, respectively	4,821,802	-

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized;
24,338,219 and 24,338,219 shares issued and outstanding,
March 31, 2016 and June 30, 2015	24,341	24,341
Additional paid-in capital	41,268,207	38,138,754
Accumulated deficit	(40,173,970)	(29,109,288)
Total stockholders' equity	1,118,578	9,053,807

Total Liabilities, Series A Convertible Preferred Stock and Stockholders' Equity	$8,790,850	$11,263,202

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Operations

	Three Months		Nine Months
	Ended March 31,		Ended March 31,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Operating expenses
Research and development
Compensation and benefits	$1,180,350	$628,252	$3,187,751	$1,306,806
Consultants and outside costs	265,470	166,472	869,750	425,891
Material manufacturing costs	461,599	296,385	1,837,110	871,308
Facilities and other costs	402,770	199,686	907,721	365,511
	2,310,189	1,290,795	6,802,332	2,969,516

General and administrative
Consulting fees	-	33,000	-	349,633
Compensation and benefits	907,626	780,500	3,025,476	2,828,032
Professional fees	106,791	72,270	344,964	362,339
Investor relations	88,138	36,602	202,458	468,047
General and administrative	302,731	87,033	706,380	626,777
	1,405,286	1,009,405	4,279,278	4,634,828

Total operating expenses	3,715,475	2,300,200	11,081,610	7,604,344

Loss from operations	(3,715,475)	(2,300,200)	(11,081,610)	(7,604,344)

Other income (expense)
Interest income	1	1,093	965	4,062
Interest expense	(1,143)	(2,086)	(4,135)	(4,885)
Derivative gains (losses)	5,782	(871,447)	20,098	(717,733)
Total other income (expense)	4,640	(872,440)	16,928	(718,556)

Net loss	$(3,710,835)	$(3,172,640)	$(11,064,682)	$(8,322,900)

Cumulative Preferred Stock dividend	(61,279)	-	(61,279)	-

Net loss attributable to common stock	$(3,772,114)	$(3,172,640)	$(11,125,961)	$(8,322,900)

Net loss per common share - basic and diluted	$(0.15)	$(0.14)	$(0.46)	$(0.42)

Weighted average number of common shares outstanding - basic and diluted	24,338,219	22,542,821	24,338,219	19,840,425

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Stockholders' Equity

From June 30, 2014 to March 31, 2016 (Unaudited)

			Additional		Total
	Common Stock, $0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2014	18,091,792	$18,092	$24,135,563	$(17,746,924)	$6,406,731

Stock-based compensation	-	-	2,846,828	-	2,846,828

Issuance of common stock for services	205,506	207	368,212	-	368,419

Fair value of warrants issued	-	-	6,026,070	-	6,026,070

Issuance of common stock, net of issuance costs of $3,144,479	6,040,921	6,042	4,762,081	-	4,768,123

Net loss for the year ended June 30, 2015	-	-	-	(11,362,364)	(11,362,364)

Balance at June 30, 2015	24,338,219	$24,341	$38,138,754	$(29,109,288)	$9,053,807

Stock-based compensation (Unaudited)	-	-	2,877,628	-	2,877,628

Fair value of warrants issued (Unaudited)	-	-	313,104	-	313,104

Dividends on Series A Preferred Stock (Unaudited)	-	-	(61,279)	-	(61,279)

Net loss for the nine months ended March 31, 2016 (Unaudited)	-	-	-	(11,064,682)	(11,064,682)

Balance at March 31, 2016 (Unaudited)	24,338,219	$24,341	$41,268,207	$(40,173,970)	$1,118,578

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months
	Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(11,064,682)	$(8,322,900)
Amortization of intangible asset	5,469	3,432
Depreciation expense	476,941	91,021
Stock-based compensation expense	2,877,628	1,864,226
Stock issued for services	-	298,418
Derivative (gains) losses	(20,098)	717,733
Warrant expense	62,941	84,558
Forgiveness of accounts payable and accrued expenses - related party	-	132,339
Changes in operating assets and liabilities:
(Decrease) increase in other assets	(93,767)	105,577
Increase in accounts payable and accrued expenses	448,345	380,727
Decrease in accounts payable and accrued expenses - related party	-	(529,394)
Increase in interest payable	1,500	1,500
(Decrease) increase in deferred lease liability	(30,868)	57,017
Net Cash Used In Operating Activities	(7,336,591)	(5,115,746)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,774,413)	(874,960)
Acquisition of intangibles	-	(55,000)
Return of security deposit	187,500	-
Decrease (increase) in restricted cash	450,167	(450,055)
Net Cash Used In Investing Activities	(1,136,746)	(1,380,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease payable	(70,033)	(45,019)
Proceeds from issuance of equity financing	-	9,761,070
Proceeds from issuance of preferred stock	5,347,615	-
Payment of placement agent compensation and issuance costs	(336,929)	(930,106)
Net Cash Provided by Financing Activities	4,940,653	8,785,945

Net (decrease) increase in cash	(3,532,684)	2,290,184

Cash - Beginning of Period	5,278,706	5,934,534

Cash - End of Period	$1,746,022	$8,224,718

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-
Interest	$-	$-

Non-Cash Transactions:
Fixed assets acquired through lease payable	$-	$184,877
Fixed assets acquired through tenant improvements	$-	$511,616
Warrant value recorded as issuance costs	$250,163	$1,671,618
Fixed assets included in accounts payable and accrued expenses	$312,229	$484,716
Warrant derivative liability reclassified as equity	$-	$2,217,605
Series A Preferred Stock dividend paid in stock	$61,279	$-

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Notes to Consolidated Financial Statements
March 31, 2016
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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended March 31, 2016 are not necessarily indicative of results for the full fiscal year.

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

The carrying amounts of financial instruments including cash, restricted cash, accounts payable and accrued expenses, and convertible notes payable approximated fair value as of March 31, 2016 and June 30, 2015 due to the relatively short maturity of the respective instruments.

The warrant derivative liability recorded as of March 31, 2016 and June 30, 2015 is recorded at an estimated fair value based on a Black-Scholes pricing model. The warrant derivative liability is a level 3 fair value measurement with the entire change in the balance recorded through earnings. See significant assumptions in Note 9. The following table sets forth a reconciliation of changes in the fair value of financial instruments classified as level 3 in the fair value hierarchy:

Balance as of June 30, 2015	$(31,777)
Total unrealized gains (losses):
Included in earnings	20,098
Balance as of March 31, 2016	$(11,679)

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. We will be required to perform the going concern assessment under ASU 2014-15 beginning with the year ending June 30, 2017. We do not expect the adoption of the new provisions to have a material impact on our financial condition, results of operations or disclosures.

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20), which eliminates the concept of extraordinary items. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. The new guidance is to be applied prospectively but may also be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We expect to adopt the provisions of this new guidance beginning with the year ended June 30, 2017. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09. Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update will affect all entities that issue share-based payment awards to their employees and is effective for annual periods beginning after December 15, 2016 for public entities. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $11,064,682 and net cash used in operations of $7,336,591 for the nine months ended March 31, 2016, and working capital deficit of $378,829 and stockholders’ equity of $1,118,578 with an accumulated deficit of $40,173,970 at March 31, 2016.  In addition, the Company is in the preclinical stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects that its current cash resources as well as expected lack of operating cash flows will not be sufficient to sustain operations for a period greater than one year. The ability of the Company to continue its operations is dependent on Management's plans, which include continuing to raise capital through issuances of common and preferred stock.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the satisfaction of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 Fixed Assets

The following is a summary of fixed assets and accumulated depreciation:

	Useful
	Life	March 31, 2016	June 30, 2015
Furniture and fixtures	5 - 7 years	$62,730	$55,330
Lab equipment	3 - 15 years	3,378,355	889,671
Lab equipment (not yet placed in service)	3 - 15 years	113,965	1,371,441
Leasehold improvements	3 - 7 years	3,191,792	29,296
Construction in process	-	-	2,315,803
		6,746,842	4,661,541
Less: accumulated depreciation and amortization		(612,229)	(136,629)
		$6,134,613	$4,524,912

The construction in process was completed as of December 31, 2015 and the balance was recorded into leasehold improvements at which time it began depreciating over the remaining life of the lease. Depreciation expense was $256,404 and $33,113 for the three months ended March 31, 2016 and 2015, respectively, and was $476,941 and $91,021 for the nine months ended March 31, 2016 and 2015, respectively.

Note 5 Related Party Transactions

During the three and nine months ended March 31, 2016, there were no related party transactions. During the three and nine months ended March 31, 2015, the Company incurred consulting expenses of $33,000 and $99,000, respectively, for services performed by related parties of the Company and included in the statements of operations.

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

As of March 31, 2016 and June 30, 2015, the convertible notes outstanding balance was $60,000 and $60,000, respectively. As of March 31, 2016, all of the outstanding convertible notes have matured and payments were due. The convertible notes which have not been repaid or converted continue to accrue interest at a rate of 8%.

Note 7 Series A Convertible Preferred Stock

On December 7, 2015, the Board of Directors authorized 15,000,000 shares of Series A Convertible Preferred Stock (“Series A Stock”). The Series A Stock has a conversion feature at the option of the holder that can be converted at any time at a conversion rate of $1.95, subject to adjustment, into common stock. The shares also have a mandatory conversion feature at the same conversion rate if one of the following events occurs: 1) Upon vote or consent of 2/3 of the then outstanding Series A Stock; 2) Upon the Company’s listing to NASDAQ Stockmarket or the NYSE MKT and the Company’s common stock trades for 30 days for at least 155% of the Series A Stock conversion price; or 3) the Company closes an underwritten public offering of at least $15 million in gross proceeds with an offering price of at least 155% of the Series A Stock conversion price. The Series A Stock’s conversion price is subject to weighted average anti-dilution protection, as defined, and is subject to adjustments for stock splits, dividends, and similar events. The Series A Stock is redeemable ten years after the issuance date or upon a liquidation event, as defined, which includes a change in control and therefore recorded before Stockholders’ Equity on the consolidated balance sheet. The Series A Stock is entitled to an annual dividend of 6% based on the original issuance price, compounded quarterly. The dividend is cumulative and will be paid in shares of Series A Stock. The accrued dividends are payable upon redemption or conversion. The Series A Stock has voting rights equal to common stockholders as if the Series A Stock converted into common stock on the record date of the vote. The Series A Stock also has liquidation preferences over other shareholders. As of March 31, 2016, the liquidation preference was $1.95 per share.

On December 10, 2015, the Company closed an initial offering of its Series A Stock with an offering price of $1.95 per share. The Company issued 1,025,699 shares and received net proceeds of $1,803,548 after the placement agent compensation and issuance costs paid of $105,715 and a warrant with a fair value of $90,852 recorded as issuance costs. On March 2, 2016, the Company closed a second offering of its Series A Stock with an offering price of $1.95 per share. The Company issued 1,716,487 shares and received net proceeds of $2,956,975 after the placement agent compensation and issuance costs paid of $231,214 and a warrant with a fair value of $159,311 recorded as issuance costs. The issuance costs are being accreted over the ten-year life of the Series A Stock of which $8,169 was accreted during the three months ended March 31, 2016.

On March 31, 2016, the Company declared and issued 27,236 shares of Series A Stock as dividends on the current outstanding shares of Series A Stock.

On April 12, 2016, the Company completed an additional close of its Series A Stock with an offering price of $1.95 per share. The Company issued 512,820 shares and received gross proceeds of $1 million.

Note 8 Shareholders’ Equity

On March 31, 2014, the Company entered into a services agreement whereby the Company receives assistance with investor relations relating to digital strategy, website and investor materials, market awareness and other services. The compensation for these services was up to 500,000 shares of common stock to be issued over a twelve-month period. For the year ended June 30, 2015, 166,668 shares of common stock were issued under the agreement and $296,669 was recorded as investor relations expense during the year ended June 30, 2015. On November 1, 2014 the agreement was terminated and no additional compensation was paid.

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

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of March 31, 2016.

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

On March 26, 2014, the Company adopted the AntriaBio, Inc. 2014 Stock and Incentive Plan which allows the Company to issue up to 3,750,000 of common stock in the form of stock options, incentive options or common stock. As of March 31, 2016, the Company granted 3,295,000 of these shares to current employees and directors of the Company. The options have an exercise price from $1.29 to $3.44 per share. The options vest monthly over four years, with some options subject to a one year cliff before options begin to vest monthly.

On February 23, 2015, the Company adopted the AntriaBio, Inc. 2015 Non Qualified Stock Option Plan which allows the Company to issue up to 6,850,000 of common stock in the form of stock options. As of March 31, 2016, the Company had granted 4,162,000 of these shares to current employees and directors of the Company. The options have an exercise price of from $1.40 to $2.06 per share. The options vest monthly over 4 years with some options subject to a one year cliff before options begin to vest monthly.

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

AntriaBio has computed the fair value of all options granted during the nine months ended March 31, 2016 using the following assumptions:

Expected volatility	100%
Risk free interest rate	1.91%
Expected term (years)	7
Dividend yield	0%

Stock option activity is as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Options	Exercise Price	Expected Life
Outstanding, June 30, 2014	4,343,334	$3.61	5.6
Granted	4,572,000	$2.02
Forfeited	(212,916)	$3.57
Outstanding, June 30, 2015	8,702,418	$2.78	7.1
Granted	50,000	$1.40
Forfeited	(35,000)	$1.75
Outstanding, March 31, 2016	8,717,418	$2.77	6.4

Exercisable at March 31, 2016	4,041,063	$3.27	5.0

Stock-based compensation expense related to the fair value of stock options was included in the statement of operations as research and development – compensation and benefits expense of $297,925 and $917,892, respectively, and as general and administrative – compensation and benefits expense of $613,710 and $1,959,736, respectively, for the three and nine months ended March 31, 2016. The unrecognized stock-based compensation expense at March 31, 2016 is $8,599,608. AntriaBio determined the fair value as of the date of grant using the Black-Scholes option pricing method and expenses the fair value ratably over the vesting period.

Warrants- AntriaBio issued warrants to agents in conjunction with the closing of various financings and issued warrants in note conversions and private placements as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding, June 30, 2014	11,099,739	$2.21	3.6
Warrants issued in private placement	6,040,921	$2.50
Warrants issued to placement agent	1,824,489	$2.50
Warrants issued for investor relations	111,000	$1.63
Warrants cancelled	(59,758)	$2.92
Outstanding, June 30, 2015	19,016,391	$2.33	3.0
Warrants issued for investor relations	87,000	$1.70
Warrants issued to placement agent	271,990	$2.39
Warrants cancelled	(30,000)	$3.44
Outstanding, March 31, 2016	19,345,381	$2.32	2.3

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

For the Nine Months Ended March 31, 2016: The Company issued warrants to purchase 9,000 shares of common stock at a price of $1.38 per share in connection with investor relations services. The Company issued warrants to purchase 18,000 shares of common stock at a price of $1.34 per share in connection with investor relations services. The Company issued warrants to purchase 60,000 shares of common stock at a price of $1.85 per share in connection with investor relations services. The Company issued warrants to the placement agents to purchase 271,990 shares of common stock at a weighted average price of $2.39 per share, exercisable through October 2023 in connection with the preferred stock offering that occurred during the nine months ended March 31, 2016.

The warrants exercisable for the 66,667 shares of common stock are accounted for under liability accounting for the shares that have vested and were recorded at their fair value on the date of issuance of $50,365 as a liability and as professional fees and investor relation expense. Warrants for 30,000 shares of the common stock were cancelled as of December 31, 2015 as the vesting events for the warrants had not occurred. The fair value as of March 31, 2016 and June 30, 2015 were $11,679 and $31,777, respectively which is reflected as a liability with the fair value adjustment recorded as derivative gains or losses on the consolidated statements of operations.

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

The warrants exercisable for the 9,000 shares of common stock were accounted for under the equity treatment and were fair valued as of the date of issuance. The fair value of the warrants was valued at $11,407 and recorded as additional paid-in-capital and investor relations. The additional warrants exercisable for the 18,000 shares of common stock were accounted for under the equity treatment and were fair valued as of the date of issuance. The fair value of the warrants was valued at $17,412 and recorded as additional paid-in-capital and investor relations. The warrants exercisable for the 60,000 shares of common stock were accounted for under the equity treatment and were fair valued as of the date of issuance. The fair value of the warrants was valued at $34,122 and recorded as additional paid-in-capital and investor relations. The warrants exercisable for 271,990 shares of common stock were accounted for under equity treatment and were fair valued as of the date of issuance. The fair value of the warrants was valued at $250,163 and recorded as additional paid-in-capital and Series A Convertible Preferred Stock as issuance costs.

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

The Black-Scholes valuation methodology was used because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions were as follows:

Expected volatility	82% - 124%
Risk free interest rate	0.56% - 2.21%
Warrant term (years)	1 - 7.5
Dividend yield	0%

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

In the nine months ended March 31, 2016, the Company did not record any income tax provision due to expected future losses and full valuation allowance on its deferred tax assets.

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

As of March 31, 2016, the minimum rental commitment under the lease is as follows:

Year Ending June 30,
2016 (remaining)	91,208
2017	370,252
2018	381,360
2019	392,855
2020	335,747
$1,571,422

In September 2014, the Company entered into an equipment lease for laboratory equipment to be leased for twenty-four months with a bargain purchase option at the end of the lease. The equipment lease has been recorded as a capital lease with monthly payments of $8,075 per month to be made.

As of March 31, 2016, minimum rental commitment under the lease is as follows:

Year Ending June 30,
2016 (remaining)	$24,223
2017	24,223
Total rental commitments	48,446
Less: Interest payments	(1,500)
Total lease payable	46,946
Lease payable, current portion	46,946
Lease payable, less current portion	$-

Legal Matters - From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest.

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

In the quarter ended March 31, 2016, we continued the development of the AB101 program with primary goal of commencing our first clinical study in 2016. Specifically, having completed construction of our cGMP suite in the 4th quarter of calendar year 2015, we began testing our new equipment and refining our manufacture processes to enable the production of sterile batches of AB101 suitable for human injection. In January 2016, Michael Deperro joined the team as head of operations and he is spearheading our clinical manufacturing campaign.

It is critical that we replicate the successful GLP manufacture of AB101 in our labs in our new sterile manufacturing suite in order to facilitate the timely commencement of our first clinical study. In addition to securing additional capital to fund our ongoing operations, we believe that the manufacture of clinical material for AB101 in accordance with our pre-determined specifications is the most important near term milestone that must be achieved to successfully start our clinical study in 2016. If we experience any material delays in enabling our sterile manufacturing, the timing for the commencement of our first study will be adversely impacted.

As part of our preparation for our clinical study for AB101, in calendar year 2015 we initiated a dialogue with the FDA through a pre-IND meeting request submission to obtain the agency’s perspective with respect to our preclinical efforts and planned initial clinical studies for AB101. We have received detailed and constructive feedback from the FDA regarding our study plans for AB101 and while we have yet submitted our IND to the FDA, we believe that based upon the written and in-person feedback that we have received from the agency, there is nothing outstanding that would preclude us from studying AB101 in patients. We plan on submitting the IND in the second half of calendar year 2016 and commencing our clinical study shortly thereafter.

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

Results of Operations

For Three and Nine Months Ended March 31, 2016 and 2015

Results of operations for the three months ended March 31, 2016 (the “2016 quarter”) and the three months ended March 31, 2015 (the “2015 quarter”) reflected losses of approximately $3,711,000 and $3,173,000, respectively.

Results of operations for the nine months ended March 31, 2016 (the “2016 period”) and the nine months ended March 31, 2015 (the “2015 period”) reflected losses of approximately $11,065,000 and $8,323,000, respectively.

Revenues

We are a preclinical stage company and have not generated any revenues since inception.

Expenses

Research and development costs include salaries, benefits and other staff-related costs; consultants and outside costs; material manufacturing costs; and facilities and other costs. Research and development costs were approximately $2,310,000 in the 2016 quarter compared to $1,291,000 in the 2015 quarter. Research and development costs were approximately $6,802,000 in the 2016 period compared to $2,970,000 in the 2015 period. The increase is due to the Company having significant research and development activities during the 2016 period compared to the 2015 period. The Company has hired significant staff as well as begun preparing to manufacture clinical material in the 2016 period as compared to the 2015 period in which the Company was still getting the facilities established as the construction of the lab facilities and the manufacturing suite was not yet completed.

General and administrative costs were approximately $1,405,000 in the 2016 quarter compared to $1,009,000 in the 2015 quarter. General and administrative costs were approximately $4,279,000 in the 2016 period compared to $4,635,000 in the 2015 period. The increase for the 2016 quarter is due to an increase in compensation and benefits as we hired staff during the current year and an increase in general expenses in the 2016 quarter compared to the 2015 quarter as overall operations have increased. The decrease for the 2016 period is due to a decrease in consulting fees and investor relations fees for the 2016 period as we have hired staff and brought significant portions of those roles in house.

Liquidity and Capital Resources

As of March 31, 2016, we have approximately $1.7 million in cash on hand and a working capital deficit of approximately $379,000. During the year ended June 30, 2015, we closed on an equity transaction in which we issued 6,040,921 units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock. The Company received net proceeds of approximately $10.1 million from the equity transaction. During the nine months ended March 31, 2016, we closed on Preferred Stock transactions in which we issued 2,742,186 shares of Series A Convertible Preferred Stock. The Company received net proceeds of approximately $4.8 million from the transaction. On April 12, 2016, we closed a final Preferred Stock transaction in which we issued 512,280 shares of series A convertible Preferred Stock and received proceeds of $1 million.

While we do have cash on hand, we anticipate that we will need an additional $15-$18 million to cover operating expenses, the first clinical trial for AB101 and continuing research and development of our product pipeline through the calendar year end 2016 and the first half of calendar year 2017. We are currently in the process of raising additional capital to fund our current and future operations. If for any reason we are unable to secure additional capital, our ongoing prospects will be severely limited and we will be unable to fund our first clinical study for AB101 which we believe is a critical step in demonstrating human proof of concept and materially increasing shareholder value.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. We will be required to perform the going concern assessment under ASU 2014-15 beginning with the year ending June 30, 2017. We do not expect the adoption of the new provisions to have a material impact on our financial condition, results of operations or disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09. Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update will affect all entities that issue share-based payment awards to their employees and is effective for annual periods beginning after December 15, 2016 for public entities. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

Off-Balance Sheet Arrangements

We had no off-balance sheet transactions.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCUSSION ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Accounting Officer (our principal accounting officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation and the material weakness described below, our management concluded that we did not maintain effective disclosure controls and procedures as of March 31, 2016 in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that it is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management has identified control deficiencies regarding a lack of segregation of duties, and a need for a stronger internal control environment. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate disclosure controls.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 19, 2016, we agreed to issue warrants to purchase up to 60,000 shares of common stock as compensation for consulting services performed in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. The warrants contain a cashless exercise rights, and shall be adjusted both as to the number of Financing Warrant Shares and price into which and at which they are exercisable, based on any splits, conversions, or reorganizations that affect the Company’s common stock.

On April 12, 2016, we closed a final offering of our Series A Preferred Stock with one accredited investor. In connection with the close, we entered into a Purchase Agreement by and between us and the investor in which we issued 512,280 Series A Preferred Shares at a purchase price of $1.95 per share. We received gross proceeds of $1 million which was raised by the Company acting as its own agent and therefore the proceeds are not subject to placement agent fees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements, tagged as blocks of text.*

*Filed herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTRIABIO, INC.

Date: May 16, 2016	By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Morgan Fields
Morgan Fields
Chief Accounting Officer
(Principal Accounting Officer)

