Form 10-K
period 2016-06-30
AntriaBio, Inc.
filed 2016-09-28
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended June 30, 2016
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrants most recently completed second fiscal quarter (December 31, 2015) was $31,438,587

Number of shares of issuer’s common stock outstanding as of September 26, 2016: 35,529,097

i

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

AB101 Preclinical Studies and Clinical Plans

In 2015, as a precursor to our US clinical studies and in order to fulfill requirements of the US Food and Drug Administration (“FDA”) in support of an Investigational New Drug (“IND”) filing, we conducted pre-clinical studies, including acute and sub-acute toxicity studies in two species, safety pharmacology, and mutagenicity/genotoxicity studies.

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

Next Product Candidate: AB301

In September 2015, we announced the addition of AB301 to our product development pipeline. As a potential treatment for patients with type 2 diabetes, AB301 is a once-weekly injectable combination of a PEGylated human glucagon-like peptide-1 (“GLP-1”) agonist and AB101, our basal insulin lead product candidate. We believe that there is a potential advantage of combining a GLP-1 agonist with basal insulin to complement glycemic control while attenuating weight gain and hypoglycemic risk. As a once-weekly injectable therapy, AB301 would be differentiated from potential competing combination therapies that require daily injections. In vitro and in vivo studies completed to date indicate that AB301 has the potential to be a well-tolerated, effective therapy for type 2 diabetes and we are engaged in ongoing preclinical studies of AB301. Prior to initiating any IND-enabling studies for AB301, we are monitoring the FDA’s actions with respect to its evaluation around potential competing combination therapies.

Competition

We face competition from pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and private research organizations in recruiting and retaining highly qualified scientific personnel and consultants and in the development and acquisition of technologies.

If successfully commercialized, AB101 would compete directly against Sanofi’s Lantus and Toujeo, Novo Nordisk’s Levemir and Tresiba, Eli Lilly’s Basaglar as well as any other branded or biosimilar basal insulin therapies that obtain regulatory approval in advance of AB101.

Sanofi’s iGlarLixi and Novo Nordisk’s IDegLiraare daily injectable GLP-1 agonist and basal insulin combination therapies that are currently under regulatory review by the FDA. IDegLira was approved for commercial use in the European Union under the trade name Xultophy in September 2014. Adocia recently announced plans to develop BioChaperone Glargine Dulaglutide and BioChaperone Liraglutide, which are GLP-1 agonist and basal insulin combination therapies consisting of insulin glargine (Lantus®) and either Eli Lilly’s Trulicty (dulaglutide) or Novo Nordisk’s Victoza (liraglutide). If we successfully develop and commercialize AB301, it would compete directly against iGlarLixi, IDegLira, BioChaperone Glargine Dulaglutide, BioChaperone Liraglutide and any other GLP-1 agonist and basal insulin combination therapies that obtain regulatory approval. Sanofi and Novo Nordisk are large pharmaceutical companies with substantially greater financial, marketing and development resources than AntriaBio. Further, the pharmaceutical and biotechnology industries are very competitive and are characterized by rapid and continuous technological innovation.

We believe there are a number of additional therapies in preclinical and clinical development to treat diabetes that may result in effective, commercially successful treatments, including drugs that may be in development by Sanofi, Novo Nordisk, Eli Lilly and other organizations. Each of these therapies and others may compete with AB101 and AB301.

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

One of our patents involves a single-step method for rapidly and efficiently preparing conjugates of insulin and its analogs with hydrophilic polymers, such as PEG. This method includes reacting a protein and a hydrophilic polymer in the presence of at least one organic solvent and at least one metal chelator, under near-neutral conditions. More specifically, this invention is directed to the site-specific modification of the proteins with PEG. It also provides a pharmaceutical formulation for the uniform mixture of the protein-PEG conjugate in a biodegradable polymer. This patent, which expires in April 2024, is issued in the US, Australia, India, Japan and Europe, and is pending in Canada, Brazil, China and Hong Kong.

As it relates to this invention, our lead product candidate, AB101, is comprised of a PEG molecule linked to human recombinant insulin specifically at the phenylalanine amino acid at position B1. We formulate a biodegradable microsphere that is a homogenous solid solution of PLGA and the insulin-PEG conjugate is formulated. We plan to apply this method of preparing protein-polymer conjugates, and formulating them with biodegradable polymers to future product candidates as well.

As part of our strategy to enhance our patent portfolio, in July 2014, we filed a nonprovisional patent application covering novel methods and systems used to create biodegradable microparticles with superior syringeability, injectability, flowability, and uniformity. This patent is issued in the US and is pending in other jurisdictions, which expires in 2034. The methods claimed in the patent are directed towards the microsphere manufacturing technology platform that is broadly applicable to current and future products under development.

Additionally, we filed a provisional patent application in December 2014 around novel compositions and systems used to create formulations for sustained release products that are used by themselves or in combination with other molecules. Further, we filed a provisional patent application in June 2015 around improved methods for site-specific amine pegylation.

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

Research and Development

We incurred approximately $9,448,000 and $4,701,000 in research and development expenses for the years ended June 30, 2016 and 2015, respectively.

Employees

As of June 30, 2016, we had thirty full-time employees as well as four contract employees, all of whom have experience with pharmaceutical, biotechnology or medical product companies. None of our employees or contractors are covered by collective bargaining agreements.

Corporate Information

In March 2010, an entity was incorporated in Delaware (“Antria Acquisition Corp.”) with the express purpose of acquiring the assets of PR Pharmaceuticals, Inc., a corporation that prior to declaring bankruptcy in 2008, developed proprietary technology to be used with active pharmaceutical ingredients to create sustained release injectable formulations, including what is now known as AB101.

On July 26, 2010, the Company was incorporated in Nevada under the name “Fits My Style Inc.” and had no revenue and or operations other than capital formation and the development of a business plan related to the creation of a retail related mobile application.

On January 31, 2013, the following transactions occurred: (i) Antria Acquisition Corp. purchased the assets of PR Pharmaceuticals Inc.; (ii) Antria Acquisition Corp. became a wholly-owned operating subsidiary of the Company in a reverse merger; and (iii) the Company ceased operations of “Fits My Style” and instead became a sustained release biopharmaceutical corporation known as “AntriaBio, Inc.”

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

Our operations consume substantial amounts of cash. We expect to spend substantial amounts on research and development, including preclinical and clinical studies for our product candidates, manufacturing materials and expanding our research and development program. As of June 30, 2016, we have $4.1 million in cash on hand. It is anticipated that we will need at least an additional $15 million in capital through December 2017 to cover operating expenses, clinical testing and development of pipeline products. We expect that our cash used by operations will continue to increase for the next several years. If we are unable to raise additional capital by the end of first quarter calendar year 2017, we may have to significantly delay, scale back or discontinue one or more of our drug development or research and development programs. We also may be required to: seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; and relinquish, license or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available.

We may not be successful in our efforts to identify, discover or formulate product pipeline candidates.

Our primary strategy is to formulate and develop differentiated long-acting injectable therapies by applying our proprietary technology to known and well-characterized molecules. Research and development programs require substantial technical, financial and human resources to identify new product pipeline candidates. Our research and development programs may initially demonstrate success in identifying potential product pipeline candidates but subsequently fail to yield them. Through our research and development programs, if we are unable to formulate innovative long-acting therapies based on our microsphere platform technology or otherwise, our long-term business, financial position, income, expansion and outlook may be materially adversely affected.

Our corporate objectives are dependent upon one another and to the extent that there is a delay or complication in any one objective, our ability to timely complete our other goals could be adversely impacted.

Our corporate objectives are dependent upon one another and to the extent that there is a delay or complication in any one objective, our ability to complete our other goals in a timely fashion could be adversely impacted. For example, prior to conducting our first human study, we must first file an IND for AB101 with the FDA and produce AB101 material under current good manufacturing practices (“cGMP”) conditions. We had experienced delays in finalizing the completion of our cGMP manufacturing suite as well as a delay in receiving certain equipment or parts for equipment used in the manufacturing process which has had an adverse impact our ability to manufacture sterile product which is needed to submit our IND and begin clinical studies.

Our manufacturing experience is limited.

We currently manufacture AB101. The manufacture of drugs for clinical trials and for commercial sale is subject to regulation by the FDA under cGMP regulations and by other regulators under other laws and regulations. We cannot assure you that we can successfully manufacture our products under cGMP regulations or other laws and regulations in sufficient quantities for clinical trials or for commercial sale, or in a timely or economical manner.

Our manufacturing facilities require specialized personnel and are expensive to operate and maintain. Any delay in the regulatory approval of product candidates to be manufactured in these facilities will require us to continue to operate these expensive facilities and retain specialized personnel, which may increase our losses. Construction of our manufacturing facility has been completed and validation is currently underway. Validation is an ongoing process that must be maintained to allow us to manufacture under cGMP guidelines. We cannot guarantee that the FDA or any foreign regulatory agencies will approve our other facilities or, once approved, that any of our facilities will remain in compliance with cGMP regulations.

The manufacture of pharmaceutical products is a highly complex process in which a variety of difficulties may arise from time to time. Specifically, the manufacture of microspheres consists of twelve highly engineered unit operations to produce a steril dry powder in vial for resuspension. We may not be able to resolve any such difficulties with this process in a timely fashion, if at all. We are currently the sole manufacturer of AB101 and if anything were to interfere with our continuing manufacturing operations in our facility, it could materially adversely affect our business and financial condition.

If one or more of our product candidates progress to mid- to late-stage development, we may incur significant expenses in the expansion and/or construction of manufacturing facilities and increases in personnel in order to manufacture product candidates. We cannot assure you that we have the necessary funds or that we will be able to develop this manufacturing infrastructure in a timely or economical manner, or at all.

Currently, our other potential product candidates are manufactured in small quantities for use in various studies. We cannot assure you that we will be able to successfully manufacture additional product candidates at a larger scale in a timely or economical manner, or at all. If and when any of these product candidates are ready for clinical trials, we will need to manufacture them in larger quantities. If we are unable to successfully increase our manufacturing scale or capacity, the regulatory approval of such clinical studies may be delayed.

If we fail to develop manufacturing capacity and experience, fail to manufacture our product candidates economically or on reasonable scale or volumes, or in accordance with cGMP regulations, our development programs and commercialization of any approved products will be materially adversely affected. This may result in delays in filing our IND or in commencing our clinical trials. Any such delays could materially adversely affect our business and financial condition.

Results of preclinical testing or earlier clinical studies are not necessarily predictive of future results, therefore none of the product candidates we advance into clinical studies may have favorable results in later clinical studies or receive regulatory approval.

Success in preclinical testing and early clinical studies does not ensure that later clinical studies will generate adequate data to demonstrate the efficacy and safety of an investigational drug or biologic. A number of companies in the biopharmaceutical industry, including those with greater resources and experience, have suffered significant setbacks in Phase 3 clinical studies, even after seeing promising results in earlier clinical studies. We do not know whether any clinical studies we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market any of our product candidates. If later stage clinical studies do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted. Even if we believe that our product candidates have performed satisfactorily in preclinical testing and clinical studies, we may still fail to obtain FDA approval for our product candidates.

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

If our product candidates do not meet safety or efficacy requirements, they will not receive regulatory approval and we will be unable to market them.

The process of drug development, regulatory review and approval typically is expensive, takes many years and the timing of any approval cannot be accurately predicted. If we fail to obtain regulatory approval for our current or future product candidates, we will be unable to market and sell such products and therefore may never be profitable.

As part of the regulatory approval process, we must conduct preclinical studies and clinical trials for each product candidate to demonstrate safety and efficacy. The number of preclinical studies and clinical trials that will be required varies depending on the product candidate, the indication being evaluated, the trial results and regulations applicable to any particular product candidate.

The results of preclinical studies and initial clinical trials of our product candidates do not necessarily predict the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials. We cannot assure you that the data collected from the preclinical studies and clinical trials of our product candidates will be sufficient to support approval by FDA or a foreign regulatory authority. In addition, the continuation of a particular study after review by an independent data safety monitoring board does not necessarily indicate that our product candidate will achieve the clinical endpoint.

The FDA and other regulatory agencies can delay, limit or deny approval for many reasons, including:

•	a product candidate may not be safe or effective;

•	our manufacturing processes or facility may not meet the applicable requirements; and

•	changes in regulatory agency approval policies or adoption of new regulations may require additional clinical trials or work on our end.

Any delay in, or failure to receive or maintain, approval for any of our products could prevent us from ever generating meaningful revenues or achieving profitability.

Our product candidates are prone to the risks of failure inherent in drug development. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate safety in preclinical studies and effectiveness with substantial evidence gathered in well-controlled clinical studies. With respect to approval in the US, to the satisfaction of the FDA and, with respect to approval in other countries, to the satisfaction of regulatory authorities in those countries, we must demonstrate that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate.

Despite our efforts, our product candidates may not:

•	offer therapeutic benefit or other improvements over existing, comparable therapeutics;

•	be proven safe and effective in clinical studies;

•	meet applicable regulatory standards;

•	be capable of being produced in sufficient quantities at acceptable costs;

•	be successfully commercialized; or

•	obtain favorable reimbursement.

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

If we successfully commercialize any of our product candidates, we may be required to establish commercial manufacturing capabilities of larger scale. In addition, as our drug development pipeline increases and matures, we will have a greater need for clinical study and commercial manufacturing capacity. We have no experience manufacturing pharmaceutical products on a commercial scale and we may need to rely on third-party manufacturers with capacity for increased production scale to meet our projected needs for commercial manufacturing, the satisfaction of which on a timely basis may not be met.

Our competitors may develop and market drugs that are less expensive, more effective or safer than our product candidates.

The pharmaceutical market is highly competitive. If approved by regulatory agencies and subsequently commercialized, our product candidates that contain currently approved active ingredients will likely face competition from existing products on the market. In particular, if we successfully commercialize AB101, our product candidate would compete directly against Sanofi’s Toujeo and Lantus, Novo Nordisk’s Levemir and Tresiba and Eli Lilly’s Basaglar, a biosimilar insulin glargine that will become available in the US in December 2016. Additionally, other pharmaceutical and biotechnology companies may develop improved formulations of the same drugs that compete with drug products we are developing. It is possible that our competitors will develop and market products that are less expensive, more effective or safer than our future products or that will render our products obsolete. We expect that competition from pharmaceutical and biotechnology companies, universities and public and private research institutions will increase. Many of these competitors have substantially greater financial, technical, research and other resources than we do. We may not have the financial resources, technical and research expertise or marketing, distribution or support capabilities to successfully compete with these competitors.

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

Even if US regulatory approval is obtained for a particular drug candidate, the FDA may still impose significant restrictions on marketing, indicated uses and/or require potentially costly post-approval studies or post-market surveillance. For example, the label ultimately approved, if any, may include restrictions on use. Further, the FDA may require that long-term safety data may need to be obtained as a post-market requirement. Even if the FDA or a foreign regulatory agency approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose requirements for post-approval studies, including additional research and development and clinical trials. The FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including substantial monetary penalties and withdrawal of product approval.

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

Our financial statements have been prepared on the basis that we will continue as a going concern. For the period from March 24, 2010 to June 30, 2016, we have an accumulated deficit of approximately $44.0 million. As of June 30, 2016, our total stockholder’s equity was approximately $8.8 million and we had working capital of approximately $2.8 million. We expect to continue to incur losses for the foreseeable future as we develop and commercialize AB101, and we must raise additional capital from external sources in order to sustain our operations. Primarily as a result of our history of losses and limited cash balances, our independent registered public accounting firm has included in their audit report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, our ability to obtain financing to continue to fund our operations. We cannot provide any assurance that we will be able to raise additional capital. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in the development of AB101 and other product candidates.

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

Since inception, we have not generated any revenues and have incurred an accumulated deficit of $44,044,830 through June 30, 2016. We expect to continue to incur substantial operating losses for the next several years as we move AB101 and other product candidates into clinical trials and continue our research and development efforts. To become profitable, we must successfully develop, manufacture and market our product candidates, either alone or in conjunction with possible collaborators. We may never have any revenues or become profitable.

Our limited operating history makes it difficult to evaluate our business and prospects.

Our operations to date have been limited to organizing and staffing our company, acquiring product and technology rights and conducting preclinical studies. We have not demonstrated an ability to produce product under cGMP conditions, conduct clinical trials, obtain regulatory approval for or commercialize a product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully testing, developing and commercializing pharmaceutical products.

If we are unable to successfully remediate the material weakness in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

In connection with the audit of the fiscal 2016 consolidated financial statements of AntriaBio, Inc., we noted a material weakness in our controls, principally as a result of not having segregated duties as our Chief Accounting Officer can initiate and complete transactions and not having measures that would prevent the Chief Accounting Officer from overriding the internal control system. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting that results in more than reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. We have also begun evaluating and implementing additional procedures to improve the segregation of duties. We cannot assure that these or other measures will fully remediate the deficiencies or material weakness described above. We also cannot assure you that we have identified all of our existing significant deficiencies and material weaknesses, or that we will not in the future have additional significant deficiencies or material weaknesses.

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

If the Company is required to impair their long-lived assets, the Company’s financial condition and results would be negatively affected.

If we are unable to manufacture products in our manufacturing facilities or successfully develop products using our patents that were purchased, the Company may incur events which could cause our long-lived assets to be impaired. If we evaluate our long-lived assets and deem that there is an impairment, under current accounting standards, the Company will be required to write down the assets. Any write-down would have a negative effect on our consolidated financial statements.

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

Our common stock is currently traded on the OTCQB. Because there is a limited public market for our common stock, investors may not be able to liquidate their investment whenever desired. We cannot assure that we will maintain an active trading market for our common stock and a lack of an active public trading market could mean that investors may be exposed to increased risk. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity.

With a limited trading market for our common stock, the trading price can be impacted by naked short selling.

Our stock price has been under downward pressure for over a year. Following some investigation and with the assistance of outside advisors, we believe we are the target of naked short selling. Naked short selling is when an investor sells shorts associated with shares that they do not possess and have not confirmed their ability to possess. This means they are betting the price of the shares will go down and they do not intend to consummate the transaction, but instead to settle the transaction in cash.

Naked short selling, a practice that is prohibited by the SEC's Regulation SHO, damages the value of companies by artificially pushing a company’s stock price down. In fact, the lower the price, the better. Upon tracking our trading activity, we have determined that approximately 44% of our daily trading volume is short selling and we believe that the short sellers have been lax at complying with Regulation SHO. There are no assurances that we will be able to curb the naked short selling of our stock.

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

We plan to seek listing of our common stock on the NYSE MKT or NASDAQ exchange as soon as reasonably practicable. In 2011,the NYSE MKT and the NASDAQ amended their listings to restrict the ability of companies that have completed reverse mergers to list their securities on such exchanges. In order to become eligible to list their securities on such exchange, reverse merger companies must have had their securities traded on an over-the-counter (OTC) market for at least one year, maintained a certain minimum closing price for no less than 30 of the most recent 60 days prior to the filing of an initial listing application and prior to listing, and timely filed with the SEC all required reports since consummation of the reverse merger, including one annual report containing audited financial statements for a full fiscal year commencing after the date of the filing of the Form 8-K containing the Company’s Form 10 information. To date the Company has not met all of the filing requirements above and may not be able to satisfy the initial listing standards of the NYSE MKT or NASDAQ exchanges in the foreseeable future or at all. Even if we are able to list our common stock on such exchange, we may not be able to maintain a listing of the common stock on such stock exchange.

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

The following table sets forth the high and low last reported sale price information for our common stock for the fiscal quarters:

	Common Stock
	High	Low

First quarter 2015	$2.22	$1.35
Second quarter 2015	$1.50	$0.90
Third quarter 2015	$2.25	$1.21
Fourth quarter 2015	$2.00	$1.20
First quarter 2016	$2.00	$1.13
Second quarter 2016	$1.79	$1.03
Third quarter 2016	$1.50	$0.80
Fourth quarter 2016	$1.18	$0.80

Holders

As of September 26, 2016 there were of record approximately 346 holders of common stock.

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

Unregistered Sale of Equity Securities

On May 9, 2016 we entered into a consulting agreement with an investor relations firm. As part of the compensation for our investor relations firm, we agreed to issue a warrant to purchase 10,000 shares of common stock as part of the agreement in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. The warrants contain a cashless exercise rights, and shall be adjusted both as to the number of Financing Warrant Shares and price into which and at which they are exercisable, based on any splits, conversions, or reorganizations that affect the Company’s common stock.

On April 29, 2016, we completed a close of a private placement transaction with accredited investors in which we issued either Class A Units or Class B Units. Each Class A Unit is priced at $1.10 and consists of one share of our common stock and one-half of one common share purchase warrant. If the Investor had previously invested in one of the Company’s previous private placement transactions and also invested a minimum of $50,000 in this private placement transaction, then the investor would receive Class B Units. Each Class B Unit is priced at $1.10 and consists of one share of common stock and one warrant. We issued an aggregate of 161,679 units and received gross cash proceeds of $178 thousand, excluding placement agent compensation, transaction costs, fees and expenses. We relied on an exemption from registration under Section 4(a)(2) of the Securities Act.

As part of the Placement Agent Agreement dated April 11, 2016, we agreed to modify existing warrants at the time of a financial close on the private placement transaction in reliance on an exemption from registration under Section 3(a)(9) of the Securities Act. On June 24, 2016, we completed the close and modified existing warrants in which we re-issued warrants to purchase 327,046 shares of common stock at an exercise price of $1.32 per share.

Equity Compensation Plan Information

Upon our acquisition of Antria Acquisition Corporation pursuant to the Reverse Merger, we assumed the option agreements (“Assumed Options”). The Assumed Options are governed by the terms of their respective option agreements. The Assumed Options generally are nontransferable and expire no later than five years from the date of grant. All of the Assumed Options have vested as of June 30, 2016. The Assumed Options have an exercise price of $4.50 per share.

In June 2013, the Company approved the grant of options to purchase 8,334 shares of common stock to contractors of the Company. The options are governed by the terms of their respective option agreements and expire no later than five years from the date of the grant. The first 25% of the shares of common stock issuable and/or exercised under the option agreement vested immediately on the grant date with the remainder vesting in 25% intervals through October 2015. The options have an exercise price of $4.50.

On March 26, 2014, the Board and the holders of a majority of the Company’s issued and outstanding stock, adopted the Company’s 2014 Stock and Incentive Plan. With the effectiveness of the plan by stockholder approval, the board issued to executives, directors and other employees options to purchase 2,835,000 shares of common stock and have issued additional options to purchase 460,000 shares of common stock through June 30, 2015. The options are governed by the 2014 Stock and Incentive Plan and expire no later than seven years from the date of the grant. The options vest on a monthly basis over 48 months with some options subject to a one year cliff and have an exercise price based on the fair value of the common stock on the date of grant.

On February 23, 2015, the Board adopted the Company’s 2015 Non Qualified Stock Option Plan which allows the Company to issue up to 6,850,000 shares of common stock in the form of stock options. The 2015 Non Qualified Stock Option Plan will be administered by a committee of the Board, or the entire Board of a committee has not been formed. The Board or Committee has the authority to issue options to any eligible persons, which includes employees, officers, non-employee directors, consultants, independent contractors, or advisors providing services to the Company. The Board or Committee also determines the terms and conditions of any options issued. The Board has issued options to purchase 4,112,000 shares of common stock during the year ended June 30, 2015 and issued options to purchase an additional 285,000 shares of common stock through June 30, 2016. The options are governed by the 2015 Non Qualified Stock Option Plan and expire no later than ten years from the date of the grant. The options vest on a monthly basis over 48 months with some options subject to a one year cliff and have an exercise price based on the fair value of the common stock on the date of grant.

The following table displays equity compensation plan information as of June 30, 2016:

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compansation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	3,295,000	2.94	455,000
Equity compensation plans not approved by security holders	5,905,334	$2.63	2,453,000
Total	9,200,334	$2.74	2,908,000

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

Summary

Since inception, we have raised $38.3 million, which has enabled us to advance our microsphere platform, including completing preclinical studies for our lead product candidate, AB101, a potential once-weekly injectable basal insulin for patients with type 1 and type 2 diabetes. We continue to believe that AB101’s unique human insulin based formulation has the potential to significantly disrupt the annual $11 billion basal insulin market that is dominated by daily injections of insulin analogs. Our primary objective is to manufacture clinical material in our Louisville, Colorado facility and to commence a clinical study at a contract research organization in Southern California. In order to achieve this objective, we will need to demonstrate that the formulation meets the intended specification at clinical scale, certify the sterility of our manufacturing process and raise additional capital.

Capital Requirements

Given our ongoing financial needs as well as our desired strategy to advance AB101 while scaling the business to include additional product candidates, we have reached a point in our evolution where we believe we need to raise capital in a different manner by conducting a relatively large institutionally focused round before the end of calendar year 2016. Fortunately, we have received a great deal of interest from the Korean investment community including large, sophisticated healthcare funds.

Concurrent with our planned capital raise in the 4th quarter of calendar year 2016, we will establish a subsidiary in Seoul which will be led by our Founder and Chairman of the Scientific Advisory Board, Dr. Hoyoung Huh. We plan to expand our core capabilities by tapping into the scientific prowess and know how that exists in Korea. In addition, we may also seek to in-license or acquire technologies and/or product candidates that complement our existing pipeline.

AB101 Update

In accordance with the initial feedback that we received from the FDA in 2015, as a precursor to filing an IND and starting a clinical study, we conducted a six-month stability study of the drug substance (PEGylated insulin) used in AB101, which was satisfactorily completed in June 2016. We also met face-to-face with the FDA in the 2nd quarter of calendar year 2016 in a pre-IND meeting to discuss our Phase 1 clinical study design. Notably, given the complexity of microsphere products, the agency advised us to ensure that our manufacturing process was robust before filing our IND and commencing a clinical study.

We have constructed a $3.2 million GMP sterile manufacturing suite in our Louisville, Colorado facility to produce AB101 material suitable for injection into patients. Based on the guidance received from the FDA and introduction of a senior manufacturing leader to the Louisville site, in calendar year 2016 we have been methodically engineering, testing and certifying the processes to be used in clinical manufacturing, to include the sterility assurance of the process and product as mandated by the FDA. In the 3rd quarter of calendar year 2016 we have successfully demonstrated our process by manufacturing sample batches of AB101 material at clinical scale. This has been a significant and complex scientific and engineering undertaking, as prior to this calendar year we had only manufactured AB101 in small non-sterile batches in our laboratories for use in animal studies and for analytical purposes. Furthermore, as part of our testing process we have needed to make adjustments to certain equipment, including further customization in specific instances. This combined endeavor, coupled with delays that we have experienced in receiving specialized parts and equipment from third party suppliers, has contributed to extending the timeline that we established in calendar year 2015 to commence clinical studies.

We have made significant progress in demonstrating that we can manufacture AB101 at clinical scale, but we still must demonstrate that our manufacturing process can be conducted in a sterile fashion prior to making AB101 material for the clinical study, a fundamental and mandated exercise to ensure patient safety in the clinic. Qualifying the sterility of a manufacturing process and environment is generally complex and particularly so when manufacturing microsphere products as AB101 cannot be sterile filtered as is common with most injectable products. Based on our current timeline, which includes a capital raise to be completed prior to the end of calendar year 2016, we are planning to have our facility fully qualified to enable the manufacture of clinical material by the end of the first quarter of calendar year 2017. Following the financing and manufacturing campaign, we will plan to file an IND with the FDA and commence the clinical study in the first half of calendar year 2017.

Naked Short Selling

Our stock price has been under downward pressure for over a year. Following some investigation and with the assistance of outside advisors, we believe we are the target of naked short selling. Naked short selling is when traders sell short shares they do not possess and have not confirmed their ability to possess. This means they are betting the price of the shares will go down and they do not intend to consummate the transaction, but instead intend to settle the transaction in cash.

Naked short selling, a practice that is prohibited by the SEC's Regulation SHO, damages the value of companies by artificially pushing a company’s stock price down. In fact, the lower the price, the better. Upon tracking our trading activity, we have determined that approximately 44% of our daily trading volume is short selling and we believe that short sellers have been lax in complying with Regulation SHO. We will continue working with outside advisors to address this problem.

Significant Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to the useful lives of depreciable assets, the fair value of share-based payments and warrants, fair value of derivative instruments, income tax valuation allowances and the probability and potential magnitude of contingent liabilities. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstance, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

Patents

Costs of establishing patents consisting of legal fees paid to third parties and related costs are currently expensed as incurred. We will continue this practice unless we can demonstrate that such costs add economic value to our business, in which case we will capitalize such costs as part of intangible assets. The primary consideration in making this determination is whether or not we can demonstrate that such costs have, in fact, increased the economic value of our intellectual property. The $68,000 value of the patents acquired in connection with the asset acquisition from PRP is being amortized over the remaining patent lives of approximately eight years.

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

Derivatives

We account for our liability warrants by recording the fair value of the warrant derivative liability. The fair value of the warrants is calculated using either the Black-Scholes pricing model or the Lattice Model. We recorded the derivative expense at the inception of each instrument reflecting the difference between the fair value and the cash received. Changes in the fair value in subsequent periods were recorded to derivative gains or losses for the period.

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

Results of Operations

The Company recorded net losses of $14,935,542 and $11,362,364 for the years ended June 30, 2016 and 2015, respectively.

Revenues - We are a preclinical stage company and have not yet generated any revenues.

Expenses – Research and development costs include salaries, benefits and other staff-related costs; consultants and outside costs; material manufacturing costs; and facilities and other costs. Research and development costs for the years ended June 30, 2016 and 2015 were $9,448,388 and $4,701,209, respectively. The increase is due to the Company increasing the number of research and development employees. The Company has also seen a significant increase in the manufacturing costs as the Company completed preclinical studies in the current year and had increased the manufacturing costs as we are doing more development work to manufacture AB101.

General and administrative costs as of June 30, 2016 and 2015 were $5,502,902 and $5,996,673, respectively. The decrease is mainly due to the Company no longer using several consultants in 2016 that were used in 2015. The remaining expenses have remained fairly consistent between the years ended June 30, 2016 and 2015.

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

Net Cash Used in Operating Activities

During the year ended June 30, 2016, our operating activities used approximately $10.5 million in cash. The use of cash was $4.6 million lower than the net loss due to non-cash charges for stock-based compensation, derivative expenses, amortization and depreciation as well as other non-cash activities. Net cash used in operating activities also included a $42,083 increase in other assets and cash provided by a $26,370 increase in accounts payable and accrued expenses and a $105,484 decrease in the deferred lease liability.

During the year ended June 30, 2015, our operating activities used approximately $7.1 million in cash. The use of cash was $3.9 million lower than the net loss due to non-cash charges for stock-based compensation, derivative expenses, amortization and depreciation as well as other non-cash activities. Net cash provided by operating activities also included a $172,514 decrease in other assets and a $436,688 increase in accounts payable and accrued expense and cash used in operating activities of a $264,716 decrease in accounts payable and accrued expenses – related party.

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended June 30, 2016 was $1,454,123. During the year, the Company purchased $2,091,790 of fixed assets for the facility, received $187,500 as a return of the security deposit on the lease of the facility and had a decrease in restricted cash of $450,167 as the construction project was completed and the restriction was released.

Net cash used in investing activities during the year ended June 30, 2015 was $3,613,124. During the year, the Company purchased $3,107,957 of fixed assets for the facility, paid $55,000 for the acquisition of the contingent liabilities from the Estate of PRP and had an increase in restricted cash of $450,167 which is being restricted for the construction of the lab and manufacturing facilities.

Net Cash from Financing Activities

Net cash provided by financing activities during the year ended June 30, 2016 was $10,725,928. During the year, the Company received proceeds from the issuance of preferred stock of $6,347,615 and proceeds from an equity issuance of $5,362,521 and paid out issuance costs of $890,357. The Company also made lease payments of $93,851.

Net cash provided by financing activities during the year ended June 30, 2015 was $10,036,190. During the year, the Company received proceeds from equity financings of $11,175,656 and paid out issuance costs of $1,071,568. The Company also made payments of $67,898 on the lease payable.

Liquidity and Capital Resources

As of June 30, 2016, we have approximately $4.1 million in cash on hand and working capital of approximately $2.8 million. During the year ended June 30, 2016, we closed on a Series A Preferred Stock Offering in which we issued Series A Preferred Stock. On June 24, 2016, with the consent of the Series A Stockholders all of the Series A Preferred Stock was converted to common stock and warrants. During the year ended June 30, 2016, we also closed on an equity transaction in which we issued units consisting of one share of common stock and a warrant to purchase either one-half or one share of common stock.

The Company received net proceeds of approximately $11.7 million from the transactions above. While we do have cash on hand, we anticipate that we will need an additional $15 million to cover operating expenses, clinical trials of AB101 and continuing research and development of our product pipeline through the calendar year end 2017. We are currently evaluating raising additional capital to fund our current and future operations.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet transactions.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2016.

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Operating lease obligations	$1,480,214	$370,252	$1,109,962	$-	$-
Capital lease obligations	23,128	23,128	-	-	-
Total	$1,503,342	$393,380	$1,109,962	$-	$-

Recently Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K reguarding the impact of certain accounting pronouncements on our consolidated financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting at June 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control—Integrated Framework. Based on that assessment under those criteria, our management has determined that, at June 30, 2016, our internal control over financial reporting was not effective due to a material weakness in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

The material weakness assessed by management was that (1) we have not segregated duties as our chief accounting officer can initiate and complete transactions in the general ledger system, (2) we have not implemented measures that would prevent the chief accounting officer from overriding the internal control system and (3) the chief accounting officer is responsible for complex accounting issues without additional review from within the Company. We do not believe that these control weaknesses have resulted in deficient financial reporting because the chief executive officer is aware of his responsibilities under the SEC reporting requirement and personally certifies the financial reports.

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

ITEM 9B. OTHER INFORMATION

See Item 5 of this annual report on Form 10-K for a description of our unregistered sales of securities during our fiscal year ended June 30, 2016. Such description is incorporated herein by reference.

See Item 11 of this annual report on Form 10-K for a description of executive bonuses approved by the Board on September 26, 2016. Such description is incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information with respect to our current directors, executive officers and key employees. The term for each director expires at our next annual meeting or until his or her successor is appointed. The ages of the directors, executive officer and key employees are shown as of September 26, 2016.

Name	Position	Age
Nevan C. Elam	Chief Executive Officer and Chairman of the Board	48 (1)
Sankaram Mantripragada, Ph.D.	Chief Scientific Officer	57 (2)
Hoyoung Huh, Ph.D.	Director, Chairman of the Scientific Advisory Board and Business Development	46 (3)
Barry Sherman, M.D	Director	75 (4)
David F. Welch, Ph.D.	Director	55 (5)
Morgan Fields	Chief Accounting Officer	36 (6)

(1)	Effective January 31, 2013, Nevan C. Elam was appointed as Chief Executive Officer and as a member of the Board for AntriaBio. Effective December 31, 2013, Nevan Elam was appointed as Chairman of the Board.
(2)	Effective January 31, 2013, Sankaram Mantripragada was appointed as Chief Scientific Officer for AntriaBio.
(3)	Effective January 31, 2013, Hoyoung Huh was appointed as a member of the Board of AntriaBio. Effective January 1, 2015, Dr. Huh was appointed as the Chairman of the Scientific Advisory Board and Business Development.
(4)	Effective July 18, 2014, Barry Sherman, M.D. was appointed as a member of the Board of AntriaBio.
(5)	Effective July 24, 2015, David Welch was appointed as a member of the Board of AntriaBio.
(6)	Effective July 18, 2014, Morgan Fields was appointed as Chief Accounting Officer for AntriaBio.

Set forth below is biographical information with respect to each of the aforementioned individuals.

Nevan C. Elam. Mr. Elam serves as our Chief Executive Officer and as the Chairman of our Board. Mr. Elam was as a Managing Director of Konus Advisory Group, Inc. from January 2012 to September 2014. Prior to his service with Antria and Konus Advisory Group, Inc., Mr. Elam served as Chief Executive Officer and President of AeroSurgical Ltd., a medical device company operating out of Ireland. Prior to his service with AeroSurgical Ltd., Mr. Elam was Head of the Pulmonary Business Unit and Senior Vice President of Nektar Therapeutics from April, 2007 through December 2008 and served as Nektar's Senior Vice President of Corporate Operations and General Counsel from January 2005 through April 2007. From March 2004 through December 2004, Mr. Elam served as an Advisor to E2open, Inc. From February 2002 through March 2004, Mr. Elam served as Chief Financial Officer of E2open and from October 2000 to February 2002, he served as Vice President of Business and Corporate Development of E2open. Prior to E2open, Mr. Elam was a Partner in the corporate practice of the law firm of Wilson Sonsini Goodrich & Rosati, where he served for eight years. He serves as Director of pH Pharma, Co., Ltd, Savara, Inc., AeroSurgical Ltd. and Aerogen Ltd. Mr. Elam received his Juris Doctorate from Harvard Law School and a Bachelors of Arts from Howard University. We believe that Mr. Elam’s experience advising pharmaceutical companies of their unique legal and regulatory obligations qualifies him to serve on the Board.

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

Hoyoung Huh, M.D., Ph.D. Dr. Huh serves as a member of our Board, Chairman of our Scientific Advisory Board and Business Development. Dr. Huh is also currently the Chief Executive Officer and Chairman of pH Pharma, Co., Ltd. Dr. Huh was a Managing Director of Konus Advisory Group, Inc. from January 2012 to September 2014 with Mr. Elam. Prior to founding Konus Advisory Group, Inc., Dr. Huh was Chief Executive Officer of BiPar Sciences, Inc. from February 2008 until December 2010. In addition, Dr. Huh has been involved in the formation, management and board positions of multiple biotechnology and innovation-based companies. Dr. Huh currently serves as the Chairman of the Board of Geron Corporation and CytomX Therapeutics as well as on the board of directors for Addex Therapeutics, ReSurge International and SF Jazz. Dr. Huh holds an M.D. from Cornell University Medical College, a Ph.D. in Genetics/Cell Biology from the Cornell University/Sloan-Kettering Institute, and a Bachelor’s degree in biochemistry from Dartmouth College. We believe that Dr. Huh’s medical experience and his experience working with pharmaceutical companies qualifies him to serve on the Board.

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

The Company has established a Scientific Advisory Board. Dr. Huh serves as the Chairman of the Scientific Advisory Board. The other members of the board are Fredrick B. Kraemer, M.D., Philip Home, M.A., D.Phil., D.M., F.R.C.P., Jerrold Olefsky, M.D., Andrew R. Hoffman, M.D., and C. Ronald Kahn, M.D.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the period from July 1, 2015 to June 30, 2016, other than Hoyoung Huh, all filing requirements applicable to its officers, directors and ten percent beneficial owners were complied with.

Hoyoung Huh, a director and stockholder of Antria Delaware did not timely report the sale of his beneficial ownership of shares and his acquisition of shares in the equity offering on one Form 4.

Non-Employee Director Compensation

In consideration for their service on the Board, Antria compensates its non-employee directors with an annual fee as well as in the form of options for each year for their continued service. Antria also reimburses its directors for reasonable out of pocket expenses incurred in attending Antria’s board meetings and in carrying out their board duties. During the fiscal year ended June 30, 2016, Dr. Sherman was paid $25,000 in director fees. During the fiscal year ended June 30, 2015, Dr. Sherman was paid $12,500 in director fees and was granted an option to purchase up to 75,000 shares of common stock under the 2014 Stock and Incentive Plan and 187,000 shares of common stock under the 2015 Non Qualified Stock Option Plan.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the particulars of compensation paid to our current executive officers during the periods ending June 30, 2016 and 2015.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Award ($) (e)	Option Award ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Current Named Executive Officers

Nevan Elam (1)	2016	450,000	135,000	-	1,748,219	-	-	18,422	2,351,641
Chief Executive Officer	2015	420,000	195,000	-	1,426,287	-	-	7,965	2,049,252

Sankaram Mantripragada (2)	2016	350,000	78,750	-	650,719	-	-	25,360	1,104,829
Chief Scientific Officer	2015	322,500	218,000	-	505,740	-	-	23,255	1,069,495

Hoyoung Huh (3)
Chairman of Scientific Advisory	2016	216,000	-	-	544,318	-	-	17,929	778,247
Board and Business Development	2015	108,000	95,000	-	218,051	-	-	7,638	428,689

Morgan Fields (4)	2016	145,000	36,250	-	200,553	-	-	13,410	395,213
Chief Accounting Officer	2015	135,000	25,312	-	120,586	-	-	11,272	292,170

(1)	Mr. Elam was appointed the Chief Executive Officer of Antria Delaware on June 1, 2012 and was appointed the Chief Executive Officer of AntriaBio on January 31, 2013. Mr. Elam received a base salary of $230,000 beginning in June 2012 which increased to $390,000 on March 26, 2014 and increased to $450,000 effective January 1, 2015. On September 26, 2016, the Board approved a bonus to Mr. Elam of $135,000 related to calendar year 2015. The Board approved a bonus to Mr. Elam on February 23, 2015 of $195,000 which Mr. Elam elected to defer and have paid at a later date. The other compensation also includes employee benefits that the Company paid.

(2)	Dr. Mantripragada was appointed the Chief Scientific Officer of Antria Delaware on April 1, 2012 and was appointed the Chief Scientific Officer of AntriaBio on January 31, 2013. Dr. Mantripragada is to receive a base salary of $275,000 beginning in April 2012 which increased to $295,000 on January 1, 2013 and increased to $350,000 effective January 1, 2015. On September 26, 2016, the Board approved a bonus to Dr. Mantripragada of $78,750 related to calendar year 2015. The Board approved a bonus to Dr. Mantripragada on February 23, 2015 of $218,000 which Dr. Mantripragada elected to defer and have paid at a later date. The other compensation also includes employee benefits that the Company paid.

(3)	Dr. Huh was appointed as an executive officer on January 1, 2015. Dr. Huh is to receive a base salary of $216,000 beginning on January 1, 2015 and received a one-time bonus of $95,000 of which Dr. Huh elected to defer $47,500 until a later date. The other compensation also includes employee benefits that the Company paid for the employee. Prior to January 1, 2015 all compensation was as a director. See “Director Compensation” table.

(4)	Ms. Fields was appointed the Chief Accounting Officer on July 18, 2014 with a base salary of $130,000 which was increased to $145,000 effective January 1, 2015. On September 26, 2016, the Board approved a bonus to Ms. Fields of $36,250 related to calendar year 2015. The other compensation also includes employee benefits that the Company paid for the employee. All previous compensation was as non-executive compensation.

Outstanding Equity Awards

The following table provides a summary of equity awards outstanding for each of the Named Executive Officers and Directors as of June 30, 2016:

Name (a)	Number of Securities Underlying Unexercised Options Exerciable (#) (b)	Number of Securities Underlying Unexercised Options Unexercisable (#) (c)	Equity Incentive Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)

Nevan C. Elam	583,334	-	-	$4.50	1/30/2018
	759,375	-	590,625	$3.12	3/26/2021
	580,000	-	1,160,000	$2.06	2/23/2025
	1,922,709		1,750,625

Sankaram Mantripragada, Ph.D.	166,667	-	-	$4.50	1/30/2018
	281,250	-	218,750	$3.12	3/26/2021
	231,667	-	463,333	$2.06	2/23/2025
	679,584		682,083

Hoyoung Huh, M.D., Ph.D	416,667	-	-	$4.50	1/30/2018
	196,875	-	153,125	$3.12	3/26/2021
	269,333	-	538,667	$2.06	2/23/2025
	882,875		691,792

Morgan Fields	4,167	-	-	$4.50	1/30/2018
	61,875	-	48,125	$3.12	3/26/2021
	11,979	-	13,021	$1.84	7/18/2021
	102,333	-	204,667	$2.06	2/23/2025
	180,354		265,813

Barry Sherman, M.D.	35,938	-	39,062	$1.84	7/18/2021
	62,333	-	124,667	$2.06	2/23/2025
	98,271		163,729

Director Compensation

The following table shows the particulars of compensation paid to our current directors during the years ending June 30, 2016 and 2015.

Name and Principal Position (a)	Year (b)	Fees earned or paid in Cash ($) (c)	Stock Award ($) (d)	Option Award ($) (e)	Non-Equity Incentive Plan Compensation ($) (f)	Nonqualified Deferred Compensation Earnings ($) (g)	All Other Compensation ($) (h)	Total ($) (i)
Current Named Directors

Nevan Elam (1)	2016	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-

Hoyoung Huh (2)	2016	-	-	-	-	-	-	-
	2015	-	-	109,837	-	-	-	109,837

Barry Sherman (3)	2016	25,000	-	99,638	-	-	-	124,638
	2015	12,500	-	47,508	-	-	-	60,008

David Welch (4)	2016	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-

(1)	The only compensation received by this individual was for serving as an officer of the company and included in the executive compensation.

(2)	Dr. Huh received options to purchase 350,000 shares on March 28, 2014. Effective January 1, 2015, Dr. Huh was appointed as an executive officer and all compensation became as an officer of the Company.

(3)	On July 18, 2014, Dr. Sherman was appointed as a director of the Board. On July18, 2015, he received options to purchase 75,000 shares of common stock and on February 23, 2015, he received options to purchase 187,000 shares of common stock. Dr. Sherman is also to receive an annual fee of $25,000.

(4)	On July 24, 2015, Dr. Welch was appointed as a director of the board. Dr. Welch received no compensation for the years ending June 30, 2016 and 2015.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of September 26, 2016, regarding the ownership of our common stock by:

•	each person who is known by us to own more than 5% of our shares of common stock; and

•	each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 35,529,097 shares of common stock outstanding as of September 26, 2016.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and generally includes voting or investment power with respect to securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days through the exercise of any warrant, stock option, or other right. Shares subject to options that are exercisable within 60 days following September 26, 2016, are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Information regarding our Equity Compensation Plan is set forth in Item 5 above and is incorporated herein by Reference.

	Shares of Common Stock		Percentage of Class
Name and Address of Benefical Owner	Beneficially Owned		Beneficially Owned

Striker Asia Opportunities Fund Corporation(1) c/o 17th Floor, Guandong Investment Tower 148 Connaught Road Central, Hong Kong	4,457,962		11.8%

LRFA, LLC (2) 217 Camino Al Lago Atherton, CA 94027	4,431,225		11.7%

Alpha Venture Capital Partners, LP (3) PO Box 2477 Lakeland, FL 33806	2,115,386		5.8%

pH Pharma Co., Ltd. (4) 2F, Artside Gallery 15 Jahamun-Ro 6-GIL Jongno-Gu, Seoul 03044 Korea	3,692,254		9.9%

Sankaram Mantripragada 1450 Infinite Drive Louisville, CO 80027	1,779,167	(6)	4.9%

Hoyoung Huh (5) 1450 Infinite Drive Louisville, CO 80027	4,991,742	(6)	13.0%

Nevan C. Elam 1450 Infinite Drive Louisville, CO 80027	2,321,010	(6)	6.2%

Morgan Fields 1450 Infinite Drive Louisville, CO 80027	217,189	(6)	0.6%

Barry Sherman 1450 Infinite Drive Louisville, CO 80027	120,104	(6)	0.3%

All current executive officers and directors as a group (6 persons)	13,860,437		31.6%

(1)	Striker Asia Opportunities Fund Corporation is a Cayman Islands corporation. Chung Yuen Ian Huen is the Director and has sole voting and investment power with respect to these shares.

(2)	LRFA, LLC is a Delaware limited liability company. David F. Welch is the president and has sole voting and investment power with respect to the shares. David F. Welch was also appointed as a director of the Board on July 24, 2015.

(3)	Alpha Venture Capital Partners, LP is a Delaware Partnership. Carl C. Dockery is the Manager of the General Partner and has sole voting and investment power with respect to these shares.

(4)	pH Pharma Co., Ltd is a corporation formed in Seoul Korea. Dr. Hoyoung Huh is the CEO and has voting power on behalf of the entity. The Board, chaired by Dr. Huh, has investment power with respect to these shares.

(5)	Hoyoung Huh’s beneficial ownership also includes the shares owned by pH Pharma Co., Ltd as Dr. Huh has a majority ownership in pH Pharma Co., Ltd and also has voting power over the shares.

(6)	Includes the vested portion of the options granted by Antria Delaware that were assumed by the Company in connection with the Reverse Merger and the options granted under the 2014 Stock and Incentive Plan and the 2015 Non Qualified Stock Option Plan.

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

pH Pharma Collaboration Agreement

On February 29, 2016, we entered into a Strategic Collaboration and License Agreement (“Collaboration Agreement”) with pH Pharma Co., Ltd.(“PH”). Dr. Huh, and officer and Director of the Company is also the CEO of PH and a majority owner. Pursuant to the Collaboration Agreement, the Company conditionally granted PH an exclusive, transferable, license under AB101 patents, patent applications and all other relevant Company intellectual property to manufacture and or offer for sale the Company’s lead product candidate, AB101, in Korea, Cambodia, Laos, Myanmar, Thailand, Malaysia, Singapore and Vietnam (the “License”). The License shall only become effective when PH has purchased a minimum of $8 million of the Company’s securities. In addition, under the terms of the Collaboration Agreement, PH and the Company agree to work together to explore opportunities to utilize the Company’s proprietary microsphere platform for different therapeutic opportunities.

As of June 30, 2016, PH has invested $2 million into the Company and in order for the License to become effective, PH must purchase at least $6 million of the Company’s common stock in one or more private placement transactions at prices to be negotiated in good faith by the parties based on commercially reasonable terms.

pH Pharma Services Agreement

On July 1, 2016, the Company and PH entered into a Master Services Agreement in which PH will perform business development services in Korea for the Company at a price of $10,350 per month.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit-Related Fees

The aggregate fees billed by EKS&H LLLP for professional services rendered to us in connection with the audits of our annual financial statements for the years ended June 30, 2016 and 2015 were $112,895 and $124,292, respectively.

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our quarterly reports on Form 10-Q, and reviews of any other SEC filings. Our board of directors pre-approves all audit and non-audit services performed by our auditors and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

Tax Fees

The aggregate fees billed by BKD for professional services rendered to us in connection with the completion of the tax returns for the years ended June 30, 2016 and 2015 were $8,875 and $8,200, respectively.

All Other Fees

None

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The following documents are filed as part of this Form 10-K, as set forth on the Index to Financial Statements found on page F-1.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of June 30, 2016 and 2015

•	Consolidated Statements of Operations for the years ended June 30, 2016 and 2015

•	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2016 and 2015

•	Consolidated Statements of Cash Flows for the years ended June 30, 2016 and 2015

•	Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

Not Applicable.

(a)(3)	Exhibits

2.1	Share Exchange and Reorganization Agreement, January 31, 2013 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

2.2	Plan of Conversion, dated January 10, 2013 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filing on January 11, 2013)

3.1	Articles of Conversion, dated January 10, 2013 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filing on January 11, 2013)

3.2	Certificate of Conversion, dated January 10, 2013 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filing on January 11, 2013)

3.3	Certificate of Incorporation, dated January 10, 2013 (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K filing on January 11, 2013)

3.4	Delaware Bylaws, dated January 10, 2013 (incorporated by reference to Exhibit 3.4 of the Company’s Form 8-K filing on January 11, 2013)

3.5	Certificate of Amendment to the Certificate of Incorporation, dated April 30, 2014 (incorporated by reference to Exhibit 3.5 of the Company’s Form S-1 filing on May 20, 2014)

3.6	Certificate of Designation dated December 7, 2015 (incorporated by reference on exhibit 3.1 of the Company’s Form 8-K on December 10, 2016)

4.1	Form of Konus Warrant (incorporated by reference to Exhibit 4.5 of the Company’s Form 8-K filing on April 1, 2014)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filing on April 1, 2014)

4.3	Form of Bridge Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filing on January 16, 2014)

4.4	Form of Conversion Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filing on April 1, 2014)

4.5	Form of Compensation Warrant (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filing on May 14, 2014)

4.6	Form of Warrant (incorporated by reference to the Company’s Form 8-K filing on December 4, 2014)

4.7	Form of Financing Warrant (incorporated by reference to the Company’s Form 8-K filing on January 5, 2015)

4.8	Form of Warrant (incorporated by reference to the Company’s Form 8-K filing on April 6, 2015)

4.9	Form of Financing Warrant (incorporated by reference to the Company’s Form 8-K filing on April 6, 2015)

4.10	Form of Agent Warrant (incorporated by reference to the Company’s Form 8-K filing on December 10, 2015)

4.11	Form of Warrant (incorporated by reference to the Company’s Form 8-K filing on June 29, 2016)

4.12	Form of Agent Warrant (incorporated by reference to the Company’s Form 8-K filing on June 29, 2016)

10.1	Asset Purchase Agreement with PR Pharmaceuticals (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.2	Asset Purchase Agreement (incorporated by reference to the Company’s Form 8-K filing on November 10, 2014)

10.3	Employment Agreement with Steve Howe, dated April 1, 2012 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.4	Termination Agreement with Steve Howe, dated March 26, 2014 (incorporated by reference to Exhibit10.5 of the Company’s Form 8-K filing on April 1, 2014)

10.5	Employment Agreement with Nevan Elam, dated June 18, 2012 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.6	Amended and Restated Employment Agreement with Nevan Elam, dated March 26, 2014 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filing on April 1, 2014)

10.7	Second Amended and Restated Employment Agreement with Nevan Elam, dated February 23, 2015 (incorporated by reference to the Company’s Form 8-K filing on February 24, 2015)

10.8	Employment Agreement with Sankaram Mantripragada, dated April 1, 2012 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.9	Amended and Restated Employment Agreement with Sankaram Mantripragada, dated March 26, 2014 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filing on April 1, 2014)

10.10	Second Amended and Restated Employment Agreement with Sankaram Mantripragada, dated February 23, 2015 (incorporated by reference to the Company’s Form 8-K filing on February 24, 2015)

10.11	Advisory Services Agreement with Konus Advisory Group, Inc., dated July 2, 2012 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.12	Consulting Agreement with Hoyoung Huh, dated July 1, 2012 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.13	Termination Agreement with Hoyoung Huh, dated March 26, 2014 (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filing on April 1, 2014)

10.14	Employment Agreement with Hoyoung Huh, dated January 1, 2015 (incorporated by reference to the Company’s Form 8-K filing on January 8, 2015)

10.15	Amended and Restated Employment Agreement with Morgan Fields, dated February 23, 2015 (incorporated by reference to the Company’s Form 8-K filing on February 24, 2015)

10.16	Option Agreement with Steve Howe, dated January 30, 2013 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.17	Option Agreement with Nevan Elam, dated January 30, 2013 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.18	Option Agreement with Sankaram Mantripragada, dated January 30, 2013 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.19	Option Agreement with Hoyoung Huh, dated January 30, 2013 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.20	Related Party Line of Credit with Drywave Technologies (incorporated by reference to the Company’s Form S-1A filing on June 25, 2014)

10.21	Note Payable with Konus Advisory Group (incorporated by reference to the Company’s 8-K filing on November 15, 2013)

10.22	Subscription Agreement (incorporated by reference to the Company’s 8-K filing on January 16, 2014)

10.23	Form of Bridge Note (incorporated by reference to the Company’s Form 8-K filing on January 16, 2014)

10.24	Form of Note Conversion Letters (incorporated by reference to the Company’s Form 10-Q filing on February 13, 2014)

10.25	Unit Subscription Agreement (incorporated by reference to the Company’s Form 8-K filing on April 1, 2014)

10.26	Konus Repayment Agreement (incorporated by reference to the Company’s Form 8-K filing on April 1, 2014)

10.27	JSDC Services Agreement (incorporated by reference to the Company’s Form 8-K filing on April 4, 2014)

10.28	AntriaBio, Inc. 2014 Stock and Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Information Statement on Schedule 14C filed on April 10, 2014)

10.29	AntriaBio, Inc. 2015 Non Qualified Stock Option Plan (incorporated by reference to the Company’s Form 8-K filing on February 24, 2015)

10.30	Lease Agreement (incorporated by reference to the Company’s Form 8-K filing on May 12, 2014)

10.31	Form of Subscription Agreement (incorporated by reference to the Company’s Form 8-K filing on January 5, 2015)

10.32	Form of Subscription Agreement (incorporated by reference to the Company’s Form 8-K filing on April 6, 2015)

10.33	Form of Purchase Agreement (incorporated by reference to the Company’s Form 10-Q filing on February 16, 2016)

10.34	Collaboration Agreement (incorporated by reference to the Company’s Form 8-K filing on March 2, 2016)

10.35	Form of Purchase Agreement (incorporated by reference to the Company’s Form 8-K filing on June 29, 2016)

10.36	Form of Exchange Agreement (incorporated by reference to the Company’s Form 8-K filing on June 29, 2016)

10.37	Placement Agent Agreement dated March 22, 2016*

10.38	Placement Agent Agreement dated April 11, 2016*

21.1	Listing of Subsidiaries *

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data File (Form 10-K for the fiscal year ended June 30, 2016 furnished in XBRL)*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTRIABIO, INC.

Date: September 28, 2016	By:	/s/ Nevan Elam
Nevan Elam Chief Executive Officer (Principal Executive Officer)

Date: September 28, 2016	By:	/s/ Morgan Fields
Morgan Fields Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the following persons in the capacities and on the dated indicated.

Signature	Title	Date

/s/ Nevan Elam		September 28, 2016
Nevan Elam	Chief Executive Officer and Director

/s/ Hoyoung Huh		September 28, 2016
Hoyoung Huh	Director

/s/ Barry Sherman		September 28, 2016
Barry Sherman	Director

/s/ David Welch		September 28, 2016
David F. Welch	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ANTRIABIO, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

AntriaBio, Inc. and Subsidiaries

Louisville, CO

We have audited the accompanying consolidated balance sheets of AntriaBio, Inc. and subsidiary (the “Company”) as of June 30, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for each of the periods then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AntriaBio, Inc. and subsidiary as of June 30, 2016 and 2015, and the results of their operations and their cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EKS & H LLLP

September 28, 2016

Denver, Colorado

AntriaBio, Inc.

Consolidated Balance Sheets

	June 30, 2016	June 30, 2015

Assets

Current assets
Cash	$4,062,013	$5,278,706
Restricted cash	-	450,167
Other current assets	430,094	387,511
Total current assets	4,492,107	6,116,384

Non-current assets
Fixed assets, net	5,984,670	4,524,912
Intangible assets, net	51,614	58,906
Deposit	375,000	563,000
Total non-current assets	6,411,284	5,146,818

Total Assets	$10,903,391	$11,263,202

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$1,500,650	$1,408,399
Convertible notes payable	60,000	60,000
Deferred lease liability, current portion	119,688	98,671
Lease payable, current portion	23,128	93,852
Interest payable	15,079	13,079
Warrant derivative liability	11,955	31,777
Total current liabilities	1,730,500	1,705,778

Non-current liabilities:
Deferred lease liability, less current portion	400,038	480,490
Lease payable, less current portion	-	23,127
Total non-current liabilities	400,038	503,617

Total Liabilities	2,130,538	2,209,395

Commitments and Contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 35,110,916 and 24,338,219 shares issued and outstanding, June 30, 2016 and 2015, respectively	35,114	24,341
Additional paid-in capital	52,782,569	38,138,754
Accumulated deficit	(44,044,830)	(29,109,288)
Total stockholders' equity	8,772,853	9,053,807

Total Liabilities and Stockholders' Equity	$10,903,391	$11,263,202

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Operations

	Years Ended June 30,
	2016	2015

Operating expenses
Research and development
Compensation and benefits	$4,374,763	$2,068,236
Consultants and outside costs	1,317,465	742,229
Material manufacturing costs	2,414,708	1,355,882
Facilities and other costs	1,341,452	534,862
	9,448,388	4,701,209

General and administrative
Consulting fees	-	349,633
Compensation and benefits	3,891,916	3,778,791
Professional fees	441,978	526,257
Investor relations	259,351	523,345
General and administrative	909,657	818,647
	5,502,902	5,996,673

Total operating expenses	14,951,290	10,697,882

Loss from operations	(14,951,290)	(10,697,882)

Other income (expense)
Interest income	965	4,970
Interest expense	(5,039)	(6,729)
Derivative income (loss)	19,822	(662,723)
Total other income (expense)	15,748	(664,482)

Net loss	$(14,935,542)	$(11,362,364)

Cummulative Preferred Stock Dividend	(5,974,385)	-

Net Loss attributable to common stock	$(20,909,927)	$(11,362,364)

Net loss per common share - basic and diluted	$(0.84)	$(0.54)

Weighted average number of common shares outstanding - basic and diluted	24,773,213	20,950,191

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Stockholders' Equity

			Additional		Total
	Common Stock, $0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2014	18,091,792	$18,092	$24,135,563	$(17,746,924)	$6,406,731

Stock-based compensation	-	-	2,846,828	-	2,846,828

Issuance of common stock for services	205,506	207	368,212	-	368,419

Fair value of warrants issued	-	-	6,026,070	-	6,026,070

Issuance of common stock, net of issuance costs of $3,144,479	6,040,921	6,042	4,762,081	-	4,768,123

Net loss for the year ended June 30, 2015	-	-	-	(11,362,364)	(11,362,364)

Balance at June 30, 2015	24,338,219	$24,341	$38,138,754	$(29,109,288)	$9,053,807

Stock-based compensation	-	-	3,761,837	-	3,761,837

Fair value of warrants issued	-	-	5,523,706	-	5,523,706

Dividends on Series A Preferred Stock	-	-	(5,974,385)	-	(5,974,385)

Conversion of Series A Preferred Stock into common stock	5,897,677	5,897	5,302,012	-	5,307,909

Exchange on Series A Preferred Stock	-	-	2,929,084	-	2,929,084

Issuance of common stock, net of issuance costs of $1,053,748	4,875,020	4,876	3,101,561	-	3,106,437

Net loss for the year ended June 30, 2016	-	-	-	(14,935,542)	(14,935,542)

Balance at June 30, 2016	35,110,916	$35,114	$52,782,569	$(44,044,830)	$8,772,853

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(14,935,542)	$(11,362,364)
Amortization of intangible asset	7,292	5,255
Depreciation expense	743,962	128,870
Stock-based compensation expense	3,761,837	2,846,828
Stock issued for services	-	298,419
Warrant expense	72,972	93,564
Derivative (gains) losses	(19,822)	662,723
Forgiveness of accounts payable and accrued expenses - related party	-	(132,339)
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(42,083)	172,514
Increase in accounts payable and accrued expenses	26,370	436,688
(Decrease) in accounts payable and accrued expenses - related party	-	(264,716)
Increase in interest payable	2,000	2,000
(Decrease) increase in deferred lease liability	(105,484)	33,664
Net Cash Used In Operating Activities	(10,488,498)	(7,078,894)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(2,091,790)	(3,107,957)
Acquisition of intangibles	-	(55,000)
Return of security deposit	187,500	-
Decrease (increase) in restricted cash	450,167	(450,167)
Net Cash Used In Investing Activities	(1,454,123)	(3,613,124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease payable	(93,851)	(67,898)
Proceeds from issuance of equity financing	5,362,521	11,175,656
Proceeds from issuance of preferred stock	6,347,615	-
Payment of placement agent compensation and issuance costs	(890,357)	(1,071,568)
Net Cash Provided By Financing Activities	10,725,928	10,036,190

Net decrease in cash	(1,216,693)	(655,828)

Cash - Beginning of Year	5,278,706	5,934,534

Cash - End of Year	$4,062,013	$5,278,706

(Continued)

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-
Interest	$-	$-

Non-Cash Transactions:
Conversion of preferred stock to common stock	$5,923,200	$-
Deemed dividend on conversion of preferred stock	$5,811,708	$-
Series A Preferred Stock dividend paid in stock	$162,677	$-
Fixed assets acquired through lease payable	$-	$184,877
Fixed assets acquired through tenant improvement allowance	$46,049	$511,616
Warrant derivative liability reclassified as equity	$-	$2,342,039
Warrant value recorded as issuance costs	$750,484	$1,745,498
Fixed assets acquired through accounts payable and accrued expenses	$65,881	$511,400

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

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

Basis of Presentation – The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principals of Consolidation – These consolidated financial statements include the accounts of AntriaBio, Inc. and its wholly owned subsidiary. All material intercompany transactions and balances have been eliminated.

Accounting Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. Such estimates and assumptions impact, among others, the following: the useful lives of depreciable assets, the fair value of share-based payments and warrants, fair value of derivative instruments, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing and expected future operating losses. Actual results could differ from those estimates.

Risks and Uncertainties – The Company's operations may be subject to significant risk and uncertainties including financial, operational, regulatory and other risks associated with a preclinical stage company, including the potential risk of business failure. See Note 3 regarding going concern matters.

Cash – In the statement of cash flows, cash includes cash in hand and other short-term highly liquid investments with original maturities of three months or less. The Company places its cash on deposit with financial institutions it believes to be of high quality. At times and at June 30, 2016, such cash investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

Restricted Cash – Restricted cash consisted of cash held in a joint account with our general contractor until the completion of the construction in progress. As the construction process was completed as of December 31, 2015, the restricted cash was released and used to pay the final invoices to the general contractor.

Fixed Assets – Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives.

Intangible Assets – Costs of establishing patents, consisting of legal and filing fees paid to third parties, are expensed as incurred. The value of the current intangible asset is based on the asset values assigned in the asset acquisition discussed in Note 5. The intangible assets are being amortized over 11 years which is the life of the patents at the time they were acquired. The amortization expense is expected to be $7,292 for each of the next five fiscal years.

Deposits – Deposits represent amounts paid as a security deposit on the lease of the facilities and is recorded at cost.

Convertible Notes Payable – Borrowings are recognized initially at the principal amount received. Borrowings are subsequently carried at amortized cost; any difference between the proceeds (net of transaction costs) and the redemption value is recognized as interest expense in the statements of operation over the period of the borrowings using the effective interest method. The Company records a beneficial conversion feature (“BCF”) related to the issuance of a convertible note when issued. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved. The value of the BCF is recorded in the financial statements as a debt discount (premium) from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is charged to interest expense.

Research and Development Costs – Research and development costs are expensed as incurred and include salaries, benefits and other staff-related costs; consultants and outside costs; material manufacturing costs; and facilities and other related costs. These costs relate to research and development costs without an allocation of general and administrative expenses.

General and Administrative Expenses – Expenses necessary to generate revenue are expensed in the period incurred.

Impairment of Long-Lived Assets – The Company routinely performs an evaluation of the recoverability of the carrying value of our long-lived assets to determine if facts and circumstances indicate that the carry value of assets or intangible assets may be impaired and if any adjustment is warranted. As of June 30, 2016, no facts or circumstances had occurred to indicate a change in the carrying amount of the assets and therefore no impairment existed.

Income Taxes – The Company accounts for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Company’s balance sheets. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company’s valuation allowance in a period are recorded through the income tax provision on the statements of operations.

The Company follows ASC 740 (formerly known as FIN No. 48, Accounting for Uncertainty in Income Taxes). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. The Company reports tax related interest and penalties as a component of interest expense.

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

Comprehensive Income (Loss) – Comprehensive income (loss) is defined as all changes in stockholders’ equity from transactions and other events and circumstances. Therefore, comprehensive income (loss) includes our net loss and all charges and credits made directly to stockholders’ equity other than stockholders’ contributions and distributions. As of June 30, 2016 and 2015, the Company has no items other than net loss affecting comprehensive income (loss).

Income (Loss) Per Common Share – Basic income (loss) per common share is calculated by dividing the net income (loss) available to the common stockholders by the weighted average number of common shares outstanding during that period. Diluted earnings per share is calculated on the treasury stock method, by dividing income available to common stockholders, adjusted for the effects of dilutive convertible securities, by the weighted average number of shares of common shares outstanding during the period and all additional common shares that would have been outstanding had all potential dilutive common shares been issued.

Although there were common stock equivalents of 33,462,014 and 21,556,142 shares outstanding at June 30, 2016 and 2015, respectively, consisting of stock options and warrants; they were not included in the calculation of earnings per share because they would have been anti-dilutive.

Fair Value of Financial Instruments – From inception, the Company adopted ASC 820, Fair Value Measurements and Disclosures, which provides a framework for measuring fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The carrying amounts of financial instruments including cash, restricted cash, accounts payable, and convertible notes payable approximated fair value as of June 30, 2016 and 2015 due to the relatively short maturity of the respective instruments.

The warrant derivative liability recorded as of June 30, 2016 and 2015 is recorded at an estimated fair value based on a Black-Scholes pricing model. The warrant derivative liability is a level 3 fair value instrument with the entire change in the balance recorded through earnings. See significant assumptions in Note 11. The following table sets forth a reconciliation of changes in the fair value of financial instruments classified as level 3 in the fair value hierarchy:

Balance as of June 30, 2015	$(31,777)
Total unrealized gains (losses):
Included in earnings	19,822
Balance as of June 30, 2016	$(11,955)

Recently Issued Accounting Pronouncements – In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. We will be required to perform the going concern assessment under ASU 2014-15 beginning with the year ending June 30, 2017. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $14,935,542 and net cash used in operations of $10,488,498 for the year ended June 30, 2016, and stockholders’ equity of $8,772,853 and an accumulated deficit of $44,044,830 at June 30, 2016.  In addition, the Company is in the preclinical stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Useful Life and Impairment of Depreciable Assets – The Company is required to exercise judgment in determining the estimated useful life and potential impairment of depreciable assets. The useful life is determined based on management’s judgement. The useful lives are reviewed on a regular basis to determine that the useful life is consistent with current economic events and historical events. Facts and circumstances are evaluated on a regular basis to determine if events had occurred which may impair our depreciable assets.

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

Contingent Liabilities – The Company is required to make judgments about contingent liabilities including the probability of pending and potential future litigation outcomes that, by their nature, are dependent on future events that are inherently uncertain. In making its determination of possible scenarios, management considers the evaluation of outside counsel knowledgeable about each matter, as well as known outcomes in case law.

Income Taxes – Significant judgement is involved in determining the Company’s provision for income taxes, including any valuation allowance on deferred income tax assets. There are certain transactions and computations for which the ultimate tax determination is uncertain during the normal course of business. The Company recognizes liabilities for expected tax issues based upon estimates of whether additional taxes will be due. Where the final outcome of these matters is different from the amounts that were initially recognized, such difference will impact the income tax and deferred tax positions in the year in which such determination is made.

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

Note 6 Fixed Assets

The following is a summary of fixed assets and accumulated depreciation:

	Useful
	Life	June 30, 2016	June 30, 2015
Furniture and fixtures	5 - 7 years	$62,730	$55,330
Lab equipment	3 - 15 years	3,585,590	889,672
Lab equipment (not yet placed in service)	3 - 15 years	4,025	1,371,440
Leasehold Improvements	3 - 7 years	3,211,575	29,296
Construction in process	-	-	2,315,803
		6,863,920	4,661,541
Less: accumulated depreciation and amortization		(879,250)	(136,629)
		$5,984,670	$4,524,912

The fixed assets as of June 30, 2015 included $2,315,803 of construction in process in the buildout of our lab facilities and manufacturing suite. The construction in process was completed as of December 31, 2015 and the balance was recorded into leasehold improvements at which time it began depreciating over the remaining life of the lease. Depreciation expense was $743,962 and $128,870 for the years ended June 30, 2016 and 2015, respectively.

Note 7 Related Party Transactions

During the year ended June 30, 2016, there were no related party expenses. During the year ended June 30, 2015, the Company incurred consulting expenses of $99,000 for services performed by related parties of the Company and included in the statement of operations. As of June 30, 2015, there were no related party expenses recorded in accounts payable and accrued expense – related party. During the year ended June 30, 2015, the accounts payable and accrued expense – related party balance outstanding of $132,339 was forgiven and written off.

On February 29, 2016, we entered into a Strategic Collaboration and License Agreement (“Collaboration Agreement”) with pH Pharma Co., Ltd. (“PH”). Dr. Huh, an officer and Director of the Company is also the CEO of PH and a majority owner. Pursuant to the Collaboration Agreement, the Company conditionally granted PH an exclusive, transferable, license under AB101 patents, patent applications and all other relevant Company intellectual property to manufacture and or offer for sale the Company’s lead product candidate, AB101, in Korea, Cambodia, Laos, Myanmar, Thailand, Malaysia, Singapore and Vietnam (the “License”). The License shall only become effective when PH has purchased a minimum of $8 million of the Company’s securities. In addition, under the terms of the Collaboration Agreement, PH and the Company agree to work together to explore opportunities to utilize the Company’s proprietary microsphere platform for different therapeutic opportunities. As of June 30, 2016, PH has invested $2 million into the Company and in order for the License to become effective, PH must purchase at least $6 million of the Company’s common stock in one or more private placement transactions at prices to be negotiated in good faith by the parties based on commercially reasonable terms.

On July 1, 2016, the Company and PH entered into a Master Services Agreement in which PH will perform business development services in Korea for the Company at a fee of $10,350 per month.

Note 8 Convertible Notes Payable

From 2010 to January 2014, the Company issued several series of convertible promissory notes for which principal and interest were due between six months and two years after issuance. The convertible notes allowed investors to convert their shares into common stock at the time of certain qualifying events with some of the notes also issuing warrants at the time of conversion.

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

As of June 30, 2016 and 2015, the convertible notes outstanding balance was $60,000 and $60,000, respectively, which consists of notes which were not converted at the time of the equity transaction. As of June 30, 2016, all of the outstanding convertible notes have matured and payments were due. The convertible notes which have not been repaid or converted continue to accrue interest at a rate of 8%.

Note 9 Series A Convertible Preferred Stock

On December 7, 2015, the Board of Directors authorized fifteen million shares of Series A Convertible Preferred Stock (“Series A Stock”). The Series A Stock had a conversion feature at the option of the holder that could be converted at any time at a conversion rate of $1.95, subject to adjustment, into common stock. The shares also had a mandatory conversion feature at the same conversion rate if one of the following events occurs: 1) Upon vote or consent of 2/3 of the then outstanding Series A Stock; 2) Upon the Company’s listing to NASDAQ Stockmarket or the NYSE MKT and the Company’s common stock trades for 30 days for at least 155% of the Series A Stock conversion price; or 3) the Company closes an underwritten public offering of at least $15 million in gross proceeds with an offering price of at least 155% of the Series A Stock conversion price. The Series A Stock’s conversion price was subject to weighted average anti-dilution protection, as defined, and was subject to adjustments for stock splits, dividends, and similar events. The Series A Stock was mandatorily redeemable ten years after the issuance date or upon a liquidation event, as defined, which included a change in control and therefore recorded before stockholders’ equity on the consolidated balance sheet. The Series A Stock was entitled to an annual dividend of 6% based on the original issuance price, compounded quarterly. The dividend was cumulative and was to be paid in shares of Series A Stock. The accrued dividends were payable upon redemption or conversion. The Series A Stock had voting rights equal to common stockholders as if the Series A Stock converted into common stock on the record date of the vote. The Series A Stock also had liquidation preferences over other stockholders.

On December 10, 2015, the Company closed an initial offering of its Series A Stock with an offering price of $1.95 per share. The Company issued 1,025,699 shares and received net proceeds of $1,803,548 after the placement agent compensation and issuance costs paid of $105,715 and a warrant with a fair value of $90,852 recorded as issuance costs. On March 2, 2016, the Company closed a second offering of its Series A Stock with an offering price of $1.95 per share. The Company issued 1,716,487 shares and received net proceeds of $2,956,975 after the placement agent compensation and issuance costs paid of $231,214 and a warrant with a fair value of $159,311 recorded as issuance costs. On April 12, 2016, the Company closed a final offering of its Series A Stock with an offering price of $1.95 per share. The Company issued 512,820 shares and received net proceeds of $1,000,000 as there were no placement agent compensation or issuance costs. The issuance costs were being accreted over the ten-year life of the Series A Stock of which $22,846 was accreted during the year ended June 30, 2016.

Through June 24, 2016, the Company declared and issued 71,708 shares of Series A Stock as dividends on the current outstanding shares of Series A Stock.

On June 24, 2016, the Company and the stockholders of the Series A Preferred Stock consented to convert all of the shares of Series A Preferred Stock into common stock.  The conversion occurred at a conversion price of $1.95 per share.  The Company then entered into an Exchange Agreement with each former Series A stockholder to exchange the Conversion Shares into shares of common stock and related warrants equal to the Series A Preferred Stock purchase price plus accrued dividends at an exchange rate of $1.10 per Exchange Share and related Exchange Warrant.   The Company converted and cancelled 3,326,714 shares of Series A Preferred Stock and issued 5,897,677 Exchange Shares and Exchange Warrants. As the Series A stockholders received additional securities over what would have been received in the original conversion terms the transaction was considered an induced conversion. The Exchange Shares and Exchange Warrants received are recorded at the fair value on the date they were received. The excess of the fair value of the securities received over the fair value of the securities the stockholders would have received under the original terms on the date of conversion was $5,811,700 and was recorded as a deemed dividend as additional paid in capital at the time of conversion. The Company then recorded a gain on the exchange of $2,929,084, which was also recorded into additional paid in capital. As a result of the conversion and exchange of the Series A Preferred Stock, the Series A Preferred Stock is no longer deemed outstanding, and all rights with respect to such stock ceased and terminated.

Note 10 Stockholders’ Equity (Deficit)

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

Preferred Stock – The Company is authorized to issue 20,000,000 shares of Preferred Stock with each share having a par value of $0.001. See Note 9 above for the Preferred Stock transaction during year ended June 30, 2016.

On March 31, 2014, the Company entered into a services agreement whereby the Company receives assistance with investor relations relating to digital strategy, website and investor materials, market awareness and other services. The compensation for these services was up to 500,000 shares of common stock to be issued over a twelve-month period. As of June 30, 2015, 166,668 shares of common stock have been issued under the agreement and $296,669 has been recorded as investor relations expense during the year ended June 30, 2015. On November 1, 2014 the agreement was terminated and no additional compensation was paid.

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

During 2016, the Company entered into a private placement transaction in which the Company issued 4,875,020 units to accredited investors. Each investor was issued either Class A Units or Class B units of the Company. Each Class A Unit received one share of common stock and one-half of one common share purchase warrant. If the investor had previously invested in the Company they were eligible for a Class B Unit which received one share of common stock and one common share purchase warrant. Each common share purchase warrant is exercisable at $1.65 per share and will expire 60 months following the issuance. As of June 30, 2016, the Company received net proceeds of $4.8 million after the placement agent compensation and issuance costs paid of $553,428 and $500,321 of warrant expense recorded as issuance costs.

On July 29, 2016, the Company completed an additional close of the private placement transaction in which the Company issued 418,182 units and received gross proceeds of $460 thousand.

The Company has not declared or paid any dividends or returned any capital to common stock stockholders as of June 30, 2016 and 2015.

Note 11 Stock-Based Compensation

Options - AntriaBio adopted individual stock option plans in January 2013 for four officers and/or directors of the Company. The stock option plans granted 1,500,000 option shares with an exercise price of $4.50 and had fully vested as of June 30, 2016. In June 2013, AntriaBio adopted individual stock option plans for two consultants of the Company. The stock option plans granted 8,334 shares with an exercise price of $4.50 per share and had fully vested as of June 30, 2015.

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

On February 23, 2015, the Company adopted the AntriaBio, Inc. 2015 Non Qualified Stock Option Plan which allows the Company to issue up to 6,850,000 of common stock in the form of stock options. The Company granted 4,112,000 of these shares to current employees and directors of the Company as of June 30, 2015 and granted an additional 285,000 of these shares to current employees as of June 30, 2016. The options have an exercise price of from $1.00 to $2.06 per share. The options vest monthly over 4 years with some options subject to a one year cliff before options begin to vest monthly.

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

AntriaBio has computed the fair value of all options granted during the year ended June 30, 2016 using the following assumptions:

Expected volatility	97 - 100%
Risk free interest rate	1.69% - 1.91%
Expected term (years)	7
Dividend yield	0%

AntriaBio computed the fair value of all options granted during the year ended June 30, 2015 using the following assumptions:

Expected volatility	90 - 103%
Risk free interest rate	1.31% - 2.38%
Expected term (years)	5-7
Dividend yield	0%

Stock option activity is as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding, June 30, 2014	4,343,334	$3.61	5.6
Granted	4,572,000	$2.02
Forfeited	(212,916)	$3.57
Outstanding, June 30, 2015	8,702,418	$2.78	7.1
Granted	285,000	$1.07
Forfeited	(40,000)	$1.66
Outstanding, June 30, 2016	8,947,418	$2.73	6.2

Exercisable at June 30, 2016	4,497,646	$3.18	4.9

Stock-based compensation expense related to the fair value of stock options was included in the statement of operations as research and development - compensation and benefits expense of $1,218,040 and $671,958 for the years ended June 30, 2016 and 2015, respectively and as general and administrative – compensation and benefits expense of $2,543,797 and $2,174,870 for the years ended June 30, 2016 and 2015, respectively. The unrecognized stock-based compensation expense at June 30, 2016 is $7,902,071. AntriaBio determined the fair value as of the date of grant using the Black-Scholes option pricing method and expenses the fair value ratably over the vesting period.

Warrants- AntriaBio issued warrants to agents in conjunction with the closing of various financings and issued warrants in note conversions and private placements as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding, June 30, 2014	11,099,739	$2.21	3.6
Warrants issued in private placements	6,040,921	$2.50
Warrants issued to placement agent	1,824,489	$2.50
Warrants issued for investor relations	111,000	$1.63
Warrants cancelled	(59,758)	$2.92
Outstanding, June 30, 2015	19,016,391	$2.33	3.0
Warrants issued in stock conversion	5,897,677	$1.65
Warrants issued in private placements	3,043,669	$1.65
Warrants issued to placement agent	933,639	$1.61
Warrants issued for investor relations	103,000	$1.60
Warrants cancelled	(30,000)	$3.44
Outstanding, June 30, 2016	28,964,376	$2.11	3.1

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

Year ended June 30, 2016: The Company issued warrants to purchase 5,897,677 shares of common stock at a price of $1.65 per share, exercisable through March 2021 in connection with the issuance of units in a preferred stock conversion. The Company issued warrants to purchase 3,043,669 shares of common stock at a price of $1.65 per share, exercisable through June 2021 in connection with the issuance of units in private placements. The Company issued warrants to the placement agent to purchase 184,490 shares of common stock at a price of $2.34 per share. On June 24, 2016, the Company modified the warrant to purchase 184,490 shares of common stock, by replacing the warrant with warrants to purchase 327,046 shares of common stock at a price of $1.32 per share, exercisable through December 2023 in connection with the Series A Preferred Stock Offering. The Company issued warrants to the placement agent to purchase 87,500 shares of common stock at a price of $2.50 per share, exercisable through December 2022 in connection with the Series A Preferred Stock Offering. The Company issued warrants to the placement agents to purchase 519,093 shares of common stock at a price of $1.65 per share, exercisable through December 2023 in connection with the private placement. The Company issued warrants to purchase 9,000 shares of common stock at a price of $1.38 per share in connection with investor relations services. The Company issued warrants to purchase 24,000 shares of common stock at a price of $1.34 per share in connection with investor relations services. The Company issued warrants to purchase 60,000 shares of common stock at a price of $1.85 per share in connection with investor relations services. The Company issued warrants to purchase 10,000 shares of common stock at a price of $0.96 per share in connection with investor relations services.

The warrants exercisable for the 66,667 shares of common stock are accounted for under liability accounting for the shares that have vested and were recorded at their fair value on the date of issuance of $50,365 as a liability and as professional fees and investor relation expense. Warrants for 30,000 shares of common stock were cancelled as of December 31, 2015 as the vesting events had not occurred. The fair value as of June 30, 2016 and 2015 were $11,955 and $31,777, respectively which is reflected as a liability with the fair value adjustment recorded as derivative gains or losses on the consolidated statements of operations.

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

The warrants exercisable for the 5,897,677 shares of common stock were accounted for under equity treatment and fair valued as of the date of issuance. The fair value of the warrants was valued at $3,497,914 and was recorded into additional paid-in capital. The warrants exercisable for the 3,043,558 shares of common stock were accounted for under equity treatment and were recorded at the allocated fair value as of the date of issuance. The estimated fair value of the warrants was $1,667,630 and the allocated fair value of $1,202,336 was recorded into additional paid-in capital.

The warrants exercisable for 184,490 shares of common stock were accounted for under equity treatment and were fair valued as of the date of issuance. The fair value of the warrants was valued at $184,673 and recorded as additional paid-in-capital and Series A Convertible Preferred Stock as issuance costs. On June 24, 2016, the warrants were modified and in place of the warrants to purchase 184,490 shares were replaced by warrants to purchase 327,046 shares of common stock. The change in the fair value between the old warrants and the new warrants on the date of modification was calculated as $113,521 and was recorded as additional paid-in-capital and as issuance costs. The warrants exercisable for 87,500 shares of common stock were accounted for under equity treatment and were fair valued as of the date of issuance. The fair value of the warrants was valued as $65,490 as additional paid-in-capital and Series A Convertible Preferred Stock as issuance costs. The warrants exercisable for 519,093 shares of common stock were accounted for under equity treatment and were fair valued as of the date of issuance. The fair value of the warrants was valued at $386,800 and recorded as additional paid-in-capital and as issuance costs.

The warrants exercisable for the 9,000 shares of common stock were accounted for under the equity treatment and were fair valued as of the date of issuance. The fair value of the warrants was valued at $11,407 and recorded as additional paid-in-capital and investor relations. The additional warrants exercisable for the 24,000 shares of common stock were accounted for under the equity treatment and were fair valued as of the date of issuance. The fair value of the warrants was valued at $20,943 and recorded as additional paid-in-capital and investor relations. The warrants exercisable for the 60,000 shares of common stock were accounted for under the equity treatment and were fair valued as of the date of issuance. The fair value of the warrants was valued at $34,122 and recorded as additional paid-in-capital and investor relations. The warrants exercisable for the 10,000 shares of common stock were accounted for under the equity treatment and fair valued as of the date of issuance. The fair value of the warrants was valued as $6,500 and recorded as additional paid-in-capital and investor relations.

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

The Black-Scholes valuation methodology was used because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions were as follows:

Expected volatility	87% - 151%
Risk free interest rate	0.45% - 2.03%
Warrant term (years)	1 - 7.5
Dividend yield	0%

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

Note 12 Income Taxes

Taxing jurisdictions related to income taxes are the Unites States Federal Government, the State of Colorado and the State of California. The provision for income taxes is as follows:

	Year Ended June 30,
	2016	2015

Current tax benefit
Federal	$-	$-
State	-	-
	-	-

Deferred tax benefit
Federal	5,065,733	3,774,110
State	339,091	432,092
Change in valuation allowance	(5,404,824)	(4,206,202)
	-	-
Total tax expense	$-	$-

Deferred taxes are a result of differences between income tax accounting and GAAP with respect to income and expenses. The following is a summary of the components of deferred taxes recognized in the financial statements as of June 30, 2016 and 2015:

	As of June 30,
	2016	2015

Deferred tax assets
Net operating loss carryforward	$10,602,681	$5,170,221
Start-up and organizational expenses	577,110	614,059
Stock-based compensation	4,395,306	3,080,604
Other	265,809	412,783
Total deferred tax assets	15,840,906	9,277,667

Deferred tax liabilities
Fixed Assets	1,072,872	83,360
Federal Beneft for state deferred taxex	601,808	432,905
Total deferred tax liabilities	1,674,680	516,265

Valuation allowance	(14,166,226)	(8,761,402)
Net deferred taxes	$-	$-

The valuation allowance was established because the Company had not reported earnings in order to support the recognition of the deferred tax asset. The Company has net operating loss carryforwards of approximately $27,446,000 for federal and state income tax purposes. Federal and state net operating loss carryforwards, to the extent not used, will expire starting in 2031. Under provisions of the Internal Revenue Code, substantial changes in the Company’s ownership may result in limitations on the amount of net operating loss carryforwards that can be utilized in future years. As of June 30, 2016, approximately $6,281,000 of the net operating loss carryforwards are subject to IRS limitations. The Company is no longer subject to income tax examinations for federal income taxes before 2011 and for Colorado before 2010.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income for the following periods, due to the following:

	Year Ended June 30,
	2016	2015

Computed "expected" tax expense (benefit)	$(5,078,084)	$(3,863,260)
Change in income taxes from:
State taxes net of federal benefit	(339,091)	(432,092)
Permanent differences	12,351	229,209
Prior period adjustment	-	(140,059)
Change in valuation allowance	(5,404,824)	4,206,202
	$-	$-

Note 13 Commitments and Contingencies

Lease Commitments – In May 2014, the Company entered into a lease of approximately 27,000 square feet of office, laboratory and clean room space to be leased for seventy two months. The lease requires monthly payments of $28,939 adjusted annually by approximately 3% plus triple net expenses monthly of $33,325 adjusted annually. The Company also made an initial security deposit of $750,000 which is held by the landlord. As of June 30, 2016, $187,500 of the deposit had been returned and the remaining balance will be returned gradually over the next several years.

As of June 30, 2016, minimum rental commitment under the operating lease is as follows:

Year Ending June 30,
2017	370,252
2018	381,360
2019	392,855
2020	335,747
$1,480,214

In September 2014, the Company entered into an equipment lease for laboratory equipment to be leased for twenty-four months with a bargain purchase option at the end of the lease. The equipment lease has been recorded as a capital lease with monthly payments of $8,075 per month to be made. The final lease payment for the capital lease is in September 2016.

Legal Matters – From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholders, is an adverse party or has a material interest adverse to our interest.