Form 10-Q
period 2016-09-30
AntriaBio, Inc.
filed 2016-11-14
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Number of shares of issuer’s common stock outstanding as of November 14, 2016: 40,952,450

i

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AntriaBio, Inc.

Consolidated Balance Sheets

	September 30, 2016	June 30, 2016
	(Unaudited)
Assets

Current assets
Cash	$3,365,740	$4,062,013
Other current assets	363,799	430,094
Total current assets	3,729,539	4,492,107

Non-current assets
Fixed assets, net	5,902,299	5,984,670
Intangibile assets, net	49,791	51,614
Deposit	375,000	375,000
Total non-current assets	6,327,090	6,411,284

Total Assets	$10,056,629	$10,903,391

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$1,286,041	$1,500,650
Convertible notes payable	60,000	60,000
Deferred lease liability, current portion	122,451	119,688
Lease payable	-	23,128
Interest payable	15,579	15,079
Warrant derivative liability	2,543	11,955
Total current liabilities	1,486,614	1,730,500

Non-current liabilities:
Deferred lease liability, less current portion	367,813	400,038
Total non-current liabilities	367,813	400,038

Total Liabilities	1,854,427	2,130,538

Commitments and Contingencies (Note 11)

Stockholders' equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized;
37,558,552 and 35,110,916 shares issued and outstanding,
September 30, 2016 and June 30, 2016	37,561	35,114
Additional paid-in capital	56,025,338	52,782,569
Accumulated deficit	(47,860,697)	(44,044,830)
Total stockholders' equity	8,202,202	8,772,853

Total Liabilities and Stockholders' Equity	$10,056,629	$10,903,391

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Operations

	Three Months
	Ended September 30,
	2016	2015
	(Unaudited)
Operating expenses
Research and development
Compensation and benefits	$1,303,840	$865,203
Consultants and outside costs	271,475	263,991
Material manufacturing costs	511,707	620,143
Facilities and other costs	398,907	219,025
	2,485,929	1,968,362

General and administrative
Compensation and benefits	866,901	947,171
Professional fees	146,151	122,061
Investor relations	68,107	56,918
General and administrative	256,596	205,183
	1,337,755	1,331,333

Total operating expenses	3,823,684	3,299,695

Loss from operations	(3,823,684)	(3,299,695)

Other income (expense)
Interest income	-	771
Interest expense	(1,595)	(1,613)
Derivative gains	9,412	12,587
Total other income (expense)	7,817	11,745

Net loss	$(3,815,867)	$(3,287,950)

Net loss per common share - basic and diluted	$(0.11)	$(0.14)

Weighted average number
of common shares outstanding - basic and diluted	35,400,427	24,338,219

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Stockholders' Equity

From June 30, 2015 to September 30, 2016 (Unaudited)

			Additional		Total
	Common Stock, $0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2015	24,338,219	$24,341	$38,138,754	$(29,109,288)	$9,053,807

Stock-based compensation	-	-	3,761,837	-	3,761,837

Fair value of warrants issued	-	-	5,523,706	-	5,523,706

Dividends on Series A Preferred Stock	-	-	(5,974,385)	-	(5,974,385)

Conversion of Series A Preferred Stock into common stock	5,897,677	5,897	5,302,012	-	5,307,909

Exchange on Series A Preferred Stock	-	-	2,929,084	-	2,929,084

Issuance of common stock, net of issuance costs of $1,053,748	4,875,020	4,876	3,101,561	-	3,106,437

Net loss for the year ended June 30, 2016	-	-	-	(14,935,542)	(14,935,542)

Balance at June 30, 2016	35,110,916	$35,114	$52,782,569	$(44,044,830)	$8,772,853

Stock-based compensation (Unaudited)	-	-	889,028	-	889,028

Fair value of warrants issued (Unaudited)	-	-	742,860	-	742,860

Issuance of common stock, net of issuance costs of $561,722 (Unaudited)	2,447,636	2,447	1,610,881	-	1,613,328

Net loss for the three months ended September 30, 2016 (Unaudited)	-	-	-	(3,815,867)	(3,815,867)

Balance at September 30, 2016 (Unaudited)	37,558,552	$37,561	$56,025,338	$(47,860,697)	$8,202,202

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months
	Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,815,867)	$(3,287,950)
Amortization of intangible asset	1,823	1,823
Depreciation expense	268,355	70,313
Stock-based compensation expense	889,028	980,350
Derivative gains	(9,412)	(12,587)
Warrant expense	-	11,407
Changes in operating assets and liabilities:
Decrease (increase) in other assets	362	(50,918)
Decrease in accounts payable and accrued expenses	(273,637)	(202,398)
Increase in interest payable	500	500
Decrease in deferred lease liability	(29,462)	(24,221)
Net Cash Used In Operating Activities	(2,968,310)	(2,513,681)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(126,956)	(576,271)
Return of security deposit	65,933	187,500
Increase in restricted cash	-	(113)
Net Cash Used In Investing Activities	(61,023)	(388,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease payable	(23,128)	(23,109)
Proceeds from issuance of equity financing	2,692,399	-
Payment of placement agent compensation and issuance costs	(336,211)	-
Net Cash Provided by (Used in) Financing Activities	2,333,060	(23,109)

Net decrease in cash	(696,273)	(2,925,674)

Cash - Beginning of Period	4,062,013	5,278,706

Cash - End of Period	$3,365,740	$2,353,032

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-
Interest	$-	$-

Non-Cash Transactions:
Fixed assets acquired through accounts payable and accrued expenses	$59,028	$465,252

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Notes to Consolidated Financial Statements
September 30, 2016
(Unaudited)

Note 1 Nature of Operations

These financial statements represent the consolidated financial statements of AntriaBio, Inc. (“AntriaBio”), and its wholly owned operating subsidiary, AntriaBio Delaware, Inc. (“Antria Delaware”). AntriaBio and Antria Delaware are collectively referred to herein as the “Company”.

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed on September 28, 2016, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended June 30, 2016.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended September 30, 2016 are not necessarily indicative of results for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. Such estimates and assumptions impact, among others, the following: estimated useful lives and impairment of depreciable assets, the fair value of share-based payments and warrants, fair value of derivative instruments, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing and expected future operating losses. Actual results could differ from those estimates.

Risks and Uncertainties

The Company's operations may be subject to significant risk and uncertainties including financial, operational, regulatory and other risks associated with a preclinical stage company, including the potential risk of business failure. See Note 3 regarding going concern matters.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives.

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

The carrying amounts of financial instruments including cash, accounts payable and accrued expenses, and convertible notes payable approximated fair value as of September 30, 2016 and June 30, 2016 due to the relatively short maturity of the respective instruments.

The warrant derivative liability recorded as of September 30, 2016 and June 30, 2016 is recorded at an estimated fair value based on a Black-Scholes pricing model. The warrant derivative liability is a level 3 fair value measurement with the entire change in the balance recorded through earnings. See significant assumptions in Note 9. The following table sets forth a reconciliation of changes in the fair value of financial instruments classified as level 3 in the fair value hierarchy:

Balance as of June 30, 2016	$(11,955)
Total unrealized gains (losses):
Included in earnings	9,412
Balance as of September 30, 2016	$(2,543)

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

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20), which eliminates the concept of extraordinary items. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. The new guidance is to be applied prospectively but may also be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We adopted the provisions of this new guidance on July 1, 2016. The new provisions did not have a material impact on our financial condition or results of operations.

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which is intended to improve how deferred taxes are classified on organizations’ balance sheets by eliminating the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. The changes are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted the provisions of this new guidance on July 1, 2016. The adoption of the new provisions did not have a material impact on our financial condition or results of operations.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual period. We will be required to adopt ASU 2016-02 starting on July 1, 2019. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09. Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update will affect all entities that issue share-based payment awards to their employees and is effective for annual periods beginning after December 15, 2016 for public entities. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We will be required to adopt this ASU starting on July 1, 2017. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $3,815,867 and net cash used in operations of $2,968,310 for the three months ended September 30, 2016, and working capital equity of $2,242,925 and stockholders’ equity of $8,202,202 and an accumulated deficit of $47,860,697 at September 30, 2016.  In addition, the Company is in the preclinical stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects that its current cash resources as well as expected lack of operating cash flows will not be sufficient to sustain operations for a period greater than one year. The ability of the Company to continue its operations is dependent on Management's plans, which include continuing to raise capital through equity based financings. There can be no assurances that such capital will be available to us on acceptable terms or at all.

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

Note 4 Fixed Assets

The following is a summary of fixed assets and accumulated depreciation:

	Useful
	Life	September 30, 2016	June 30, 2016
Furniture and fixtures	5 - 7 years	$74,494	$62,730
Lab equipment	3 - 15 years	3,618,325	3,585,590
Lab equipment (not yet placed in service)	3 - 15 years	110,047	4,025
Leasehold Improvements	3 - 7 years	3,247,038	3,211,575
		7,049,904	6,863,920
Less: accumulated depreciation and amortization		(1,147,605)	(879,250)
		$5,902,299	$5,984,670

Depreciation expense was $268,355 and $70,313 for the three months ended September 30, 2016 and 2015, respectively.

Note 5 Related Party Transactions

During the three months ended September 30, 2016, the Company incurred investor relations expenses of $36,225 for services performed by a related party of the Company and included in the statement of operations. During the three months ended September 30, 2015, there were no related party transactions.

Note 6 Convertible Notes Payable

From 2010 to 2014, the Company issued several series of convertible promissory notes for which principal and interest were due between six months and two years after issuance. The convertible notes allowed investors to convert their shares into common stock at the time of certain qualifying events with some of the notes also issuing warrants at the time of conversion.

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

As of September 30, 2016 and June 30, 2016, the convertible notes outstanding balance was $60,000 and $60,000, respectively. As of September 30, 2016, all of the outstanding convertible notes have matured and payments were due. The convertible notes which have not been repaid or converted continue to accrue interest at a rate of 8%.

On October 7, 2016, one convertible note with a balance of $50,000 and accrued interest converted into 58,350 shares of common stock.

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

Note 8 Shareholders’ Equity

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

During the three months ended September 30, 2016, the Company closed two additional private placement transactions in which the Company issued 2,447,636 units to accredited investors. Each investor was issued either Class A Units or Class B units of the Company. Each Class A Unit received one share of common stock and one-half of one common share purchase warrant. If the investor had previously invested in the Company they were eligible for a Class B Unit which received one share of common stock and one common share purchase warrant. Each common share purchase warrant is exercisable at $1.65 per share and will expire 60 months following the issuance. As of September 30, 2016, the Company received net proceeds of $2.4 million after the placement agent compensation and issuance costs paid of $336,212 and $225,510 of warrant expense recorded as issuance costs.

On October 6, 2016, October 7, 2016 and October 13, 2016 we completed additional and final closes on the private placement transaction in which the Company issued 3,335,546 units and received gross proceeds of $3.7 million.

The Company has not declared or paid any dividends or returned any capital to common stockholders as of September 30, 2016.

Note 9 Stock-Based Compensation

Options - AntriaBio adopted individual stock option plans in January 2013 for four officers and/or directors of the Company. The stock option plans granted 1,500,000 option shares with an exercise price of $4.50 per share and had fully vested as of June 30, 2016. In June 2013, AntriaBio adopted individual stock option plans for two consultants of the Company. The stock option plans granted 8,334 shares with an exercise price of $4.50 per share and had fully vested as of June 30, 2015.

On March 26, 2014, the Company adopted the AntriaBio, Inc. 2014 Stock and Incentive Plan which allows the Company to issue up to 3,750,000 of common stock in the form of stock options, incentive options or common stock. The Company had granted 3,295,000 of these shares to current employees and directors of the Company as of September 30, 2016. The options have an exercise price from $1.29 to $3.44 per share. The options vest monthly over four years, with some options subject to a one year cliff before options begin to vest monthly.

On February 23, 2015, the Company adopted the AntriaBio, Inc. 2015 Non Qualified Stock Option Plan which allows the Company to issue up to 6,850,000 of common stock in the form of stock options. The Company had granted 4,397,000 of these shares to current employees and directors of the Company as of June 30, 2016 and granted an additional 90,000 of these shares to current employees as of September 30, 2016. The options have an exercise price of from $1.00 to $2.06 per share. The options vest monthly over 4 years with some options subject to a one year cliff before options begin to vest monthly.

On October 31, 2016, the Company adopted the AntriaBio, Inc. 2016 Non Qualified Stock option plan which allows the Company to issue upto 35 million of common stock in the form of stock options. In November 2016, company granted 28,210,000 of these shares to current employees and directors of the Company.

AntriaBio has computed the fair value of all options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. AntriaBio estimated a volatility factor utilizing a comparable published volatility of several peer companies. Due to the small number of option holders and all options being to officers and/or directors, AntriaBio has estimated a forfeiture rate of zero as the value of each option holder is calculated individually. AntriaBio estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.

AntriaBio has computed the fair value of all options granted during the three months ended September 30, 2016 using the following assumptions:

Expected volatility	74%
Risk free interest rate	1.46%
Expected term (years)	7
Dividend yield	0%

AntriaBio has computed the fair value of all options granted during the year ended June 30, 2016 using the following assumptions:

Expected volatility	97 - 100%
Risk free interest rate	1.69% -1.91%
Expected term (years)	7
Dividend yield	0%

Stock option activity is as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding, June 30, 2015	8,702,418	$2.78	7.1
Granted	285,000	$1.07
Forfeited	(40,000)	$1.66
Outstanding, June 30, 2016	8,947,418	$2.73	6.2
Granted	90,000	$1.19
Outstanding, September 30, 2016	9,037,418	$2.71	6.0

Exercisable at September 30, 2016	4,965,584	$3.11	4.9

Stock-based compensation expense related to the fair value of stock options was included in the statement of operations as research and development – compensation and benefits expense of $304,969 and $307,337 and as general and administrative – compensation and benefits expense of $584,059 and $673,013 for the three months ended September 30, 2016 and 2015, respectively. The unrecognized stock-based compensation expense at September 30, 2016 is $7,086,690. AntriaBio determined the fair value as of the date of grant using the Black-Scholes option pricing method and expenses the fair value ratably over the vesting period.

Warrants- AntriaBio issued warrants to agents in conjunction with the closing of various financings and issued warrants in private placements as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding, June 30, 2015	19,016,391	$2.33	3.0
Warrants issued in stock conversion	5,897,677	$1.65
Warrants issued in private placements	3,043,669	$1.65
Warrants issued to placement agents	933,639	$1.61
Warrants issued for investor relations	103,000	$1.60
Warrants cancelled	(30,000)	$3.44
Outstanding, June 30, 2016	28,964,376	$2.11	3.1
Warrants issued in private placements	1,420,591	$1.65
Warrants issued to placement agents	269,240	$1.65
Outstanding, September 30, 2016	30,654,207	$2.08	3.0

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

For the Three Months Ended September 30, 2016: The Company issued warrants to purchase 1,420,591 shares of common stock at a price of $1.65 per share, exercisable through September 2021 in connection with the issuance of units in private placements. The Company issued warrants to the placement agent to purchase 269,240 shares of common stock at a price of $1.65 per share.

The warrants exercisable for the 66,667 shares of common stock are accounted for under liability accounting for the shares that have vested and were recorded at their fair value on the date of issuance of $50,365 as a liability and as professional fees and investor relation expense. Warrants for 30,000 shares of common stock were cancelled as of December 31, 2015 as the vesting events had not occurred. The fair value as of September 30, 2016 and June 30, 2016 were $2,543 and $11,955, respectively which is reflected as a liability with the fair value adjustment recorded as derivative gains or losses on the consolidated statements of operations.

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

The warrants exercisable for the 1,420,591 shares of common stock were accounted for under equity treatment and were recorded at the allocated fair value as of the date of issuance. The estimated fair value of the warrants was $1,011,085 and the allocated fair value of $517,350 was recorded into additional paid-in capital. The warrants exercisable for 269,240 shares of common stock were accounted for under equity treatment and were fair valued as of the date of issuance. The fair value of the warrants was valued at $225,510 and recorded as additional paid-in-capital and as issuance costs.

These warrants were valued using the Black-Scholes option pricing model on the date of issuance. In order to calculate the fair value of the warrants, certain assumptions were made regarding components of the model, including the closing price of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and warrant term. Changes to the assumptions could cause significant adjustments to valuation. AntriaBio estimated a volatility factor utilizing comparable published volatilities of several peer companies. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.

The Black-Scholes valuation methodology was used because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions for the warrants issued for the three months ended September 30, 2016 were as follows:

Expected volatility	54% - 74%
Risk free interest rate	0.45% - 1.42%
Warrant term (years)	1 - 7
Dividend yield	0%

Significant assumptions for the warrants issued for the year ended June 30, 2016 were as follows:

Expected volatility	87 - 151%
Risk free interest rate	0.45% - 2.03%
Warrant term (years)	1 - 7.5
Dividend yield	0%

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

In the three months ended September 30, 2016, the Company did not record any income tax provision due to expected future losses and full valuation allowance on its deferred tax assets.

Note 11 Commitments and Contingencies

Lease Commitments – In May 2014, the Company entered into a lease of approximately 27,000 square feet of office, laboratory and clean room space to be leased for seventy two months. The lease requires monthly payments of $28,939 adjusted annually by approximately 3% plus triple net expenses monthly of $34,381 adjusted annually. The Company also made a security deposit of $750,000 which is held by the landlord, of which $253,433 has been returned to the Company and the remaining balance will be returned gradually over the next several years.

As of September 30, 2016, the minimum rental commitment under the lease is as follows:

Year Ending June 30,
2017	278,150
2018	381,360
2019	392,855
2020	335,747
$1,388,112

Legal Matters - From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest.

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

Summary

Since inception, we have raised over $40 million, which has enabled us to advance our microsphere platform, including completing preclinical studies for our lead product candidate, AB101, a potential once-weekly injectable basal insulin for patients with type 1 and type 2 diabetes. We continue to believe that AB101’s unique human insulin based formulation has the potential to significantly disrupt the annual $11 billion basal insulin market that is dominated by daily injections of insulin analogs. Our primary objective is to manufacture clinical material in our Louisville, Colorado facility and to commence a clinical study at a contract research organization in Southern California. In order to achieve this objective, we will need to demonstrate that the formulation meets the intended specification at clinical scale, certify the sterility of our manufacturing process and raise additional capital.

Capital Requirements

Given our ongoing financial needs as well as our desired strategy to advance AB101 while scaling the business to include additional product candidates, we have reached a point in our evolution where we believe we need to raise capital in a different manner by conducting a relatively large institutionally focused round before the end of calendar year 2016. Fortunately, we have received a great deal of interest from the Korean investment community including large, sophisticated healthcare funds. We are currently in the process of meeting with various groups to determine the level of interest by Korean investors and funds. There can be no assurance that such capital will be available to us on acceptable terms or at all. If Korean investments do not formalize then the Company will need to explore alternative financing options.

Concurrent with our planned capital raise in the 4th quarter of calendar year 2016, we are in the process of establishing a subsidiary in Seoul which will be led by our Founder and Chairman of the Scientific Advisory Board, Dr. Hoyoung Huh. We plan to expand our core capabilities by tapping into the scientific prowess and know how that exists in Korea. In addition, we may also seek to in-license or acquire technologies and/or product candidates that complement our existing pipeline.

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

We have constructed a $3.2 million GMP sterile manufacturing suite in our Louisville, Colorado facility to produce AB101 material suitable for injection into patients. Based on the guidance received from the FDA and introduction of a senior manufacturing leader to the Louisville site, in calendar year 2016 we have been methodically engineering, testing and certifying the processes to be used in clinical manufacturing, to include the sterility assurance of the process and product as mandated by the FDA. In the 3rd quarter of calendar year 2016 we have successfully demonstrated our process by manufacturing sample batches of AB101 material at clinical scale. This has been a significant and complex scientific and engineering undertaking, as prior to this calendar year we had only manufactured AB101 in small non-sterile batches in our laboratories for use in animal studies and for analytical purposes. Furthermore, as part of our testing process we made adjustments to certain equipment, including further customization in specific instances. This combined endeavor, coupled with delays that we have experienced in receiving specialized parts and equipment from third party suppliers, contributed to extending the timeline that we established in calendar year 2015 to commence clinical studies.

We have made significant progress in demonstrating that we can manufacture AB101 at clinical scale, and we are finalizing our sterility assurance campaign, which will demonstrate that our manufacturing process can be conducted in a sterile fashion prior to making AB101 material for the clinical study, a fundamental and mandated exercise to ensure patient safety in the clinic. Qualifying the sterility of a manufacturing process and environment is generally complex and particularly so when manufacturing microsphere products as AB101 cannot be sterile filtered as is common with most injectable products. Prior to the end of 1st quarter of calendar year 2017, we are planning to have completed a capital raise and have our facility fully qualified to enable the manufacture of clinical material. Following the financing and manufacturing campaign, we will plan to file an IND with the FDA and commence the clinical study in the first half of calendar year 2017.

Significant Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to the estimated useful lives and impairment of depreciable assets, the fair value of share-based payments and warrants, fair value of derivative instruments, income tax valuation allowances and contingencies. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstance, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

Results of Operations

For Three Months Ended September 30, 2016 and 2015

Results of operations for the three months ended September 30, 2016 (the “2017 quarter”) and the three months ended September 30, 2015 (the “2016 quarter”) reflected losses of $3,815,867 and $3,287,950, respectively.

Revenues

We are a preclinical stage company and have not generated any revenues since inception.

Expenses

Research and development costs include salaries, benefits and other staff-related costs; consultants and outside costs; material manufacturing costs; and facilities and other costs. Research and development costs were approximately $2,486,000 in the 2017 quarter compared to $1,968,000 in the 2016 quarter. The main increase is due to the Company continuing to hire significant staff to manufacture clinical material during the 2017 quarter.

General and administrative costs were approximately $1,338,000 in the 2017 quarter compared to $1,331,000 in the 2016 quarter. The general and administrative costs have remained fairly consistent as most of these costs are fixed and remain fairly consistent from quarter to quarter.

Liquidity and Capital Resources

As of September 30, 2016, we have approximately $3.4 million in cash on hand and working capital of approximately $2.2 million. During the year ended June 30, 2016, we closed on a Series A Preferred Stock Offering in which we issued Series A Preferred Stock. On June 24, 2016, with the consent of the Series A Stockholders all of the Series A Preferred Stock was converted to common stock and warrants. During the year ended June 30, 2016, we also closed on an equity transaction in which we issued units consisting of one share of common stock and a warrant to purchase either one-half or one share of common stock. During the three months ended September 30, 2016, we performed additional closes on the equity transaction from June 30, 2016.

The Company received net proceeds of approximately $14.7 million from the transactions above. While we do have cash on hand, we anticipate that we will need an additional $10 million to cover operating expenses, clinical trials of AB101 and continuing research and development of our product pipeline through the calendar year end 2017. We are currently evaluating raising additional capital to fund our current and future operations. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

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

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements included in this Form 10-Q regarding the impact of certain accounting pronouncements on our consolidated financial statements.

Off-Balance Sheet Arrangements

We had no off-balance sheet transactions.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCUSSION ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Accounting Officer (our principal accounting officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation and the material weakness described below, our management concluded that we did not maintain effective disclosure controls and procedures as of September 30, 2016 in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that it is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management has identified control deficiencies regarding a lack of segregation of duties, a need for a stronger internal control environment, and minimal review of complex accounting issues. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate disclosure controls.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Certain factors exist which may affect the Company’s business and could cause actual results to differ materially from those expressed in any forward-looking statements. The Company has not experienced any material changes from those risk factors as previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2016 (the “Form 10-K”) except as added below.

Operations outside the United States may be affected by different local politics, business and cultural factors, different regulatory requirements and prohibitions between jurisdictions.

Operations outside the United States may be affected by different local business and cultural factors, different regulatory requirements and prohibitions between jurisdictions, including the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments; and changes in regulatory requirements for financing activities.

We are currently in the process of establishing a wholly-owned subsidiary in the Republic of Korea (South Korea).  Our operations, once established, will be subject to various political, economic, and other risks and uncertainties inherent to the country.  Among other risks, the registrant’s operations are subject to the risks of political conditions and governmental regulations.  If there are any changes to government regulations that affect our ability to operate, we may face significant losses.

The persistently weak global economic and financial environment in many countries and increasing political and social instability may have a material adverse effect on our results.

Many of the world’s largest economies and financial institutions continue to be impacted by a weak ongoing global economic and financial environment, with some continuing to face financial difficulty, liquidity problems and limited availability of credit. It is uncertain how long these effects will last, or whether economic and financial trends will worsen or improve. Such uncertain times may have a material adverse effect on our results of operations, financial condition and, if circumstances worsen, our ability to raise capital at reasonable rates.

In addition, the varying effects of difficult economic times on the economies, currencies and financial markets of different countries could unpredictably impact, the conversion of our operating results into our reporting currency, the US dollar. Alternately, inflation could accelerate, which could lead to higher interest rates, which would increase our costs of raising capital.

In addition, increasing political and social instability around the world may lead to significant business disruptions or other adverse business conditions. Similarly, increased scrutiny of corporate taxes and executive pay may lead to significant business disruptions or other adverse business conditions, and may interfere with our ability to attract and retain qualified personnel in South Korea.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 7, 2016 and October 13, 2016, the Company completed an additional close and a final close of a private placement transaction (the “PIPE Financing”) with investors (each an “Investor” and collectively, the “Investors”) pursuant to Section 4(a)(2) of the United States Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder.  In connection with the Close, we entered into Purchase Agreements by and between us and each Investor in which we issued to the Investors Class A Units.  Each Class A Unit was priced at $1.10 and consisted of one share of our common stock (an “Offered Share”) and one-half of one common share purchase warrant (a “Warrant”) exercisable at $1.65 per share of our common stock (the “Warrant Shares”) at any time until 5:00 p.m. (Pacific Time) on the date that is sixty (60) months following the Close of the PIPE Financing.   We issued an aggregate of 959,091 Units and received gross cash proceeds of $1.1 million, excluding placement agent compensation, transaction costs, fees and expenses.

Financing Warrants

As part of the close, we issued to the Placement Agent a warrant (the “Financing Warrant”) pursuant to Section 4(a)(2) of the Act and Rule 506 promulgated thereunder.  The Financing Warrant is exercisable for a period of seven (7) years from the date of issuance with an exercise price of $1.65 per share.  The Financing Warrant contains cashless exercise rights and shall be adjusted both as to the number of shares and price to which they are exercisable, based on any splits, conversions, or reorganizations that affect the Company’s common stock.

Note Conversion

On October 7, 2016, one convertible note holder elected to convert their note and accrued interest to common stock based on the original terms of the note. The note holder converted their note into 58,350 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements*

*Filed herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTRIABIO, INC.

Date: November 14, 2016	By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Morgan Fields
Morgan Fields
Chief Accounting Officer
(Principal Accounting Officer)