Form 10-Q
period 2016-12-31
AntriaBio, Inc.
filed 2017-02-02
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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

Number of shares of issuer’s common stock outstanding as of February 2, 2017: 40,952,450

i

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

1

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AntriaBio, Inc.

Consolidated Balance Sheets

	December 31, 2016	June 30, 2016
	(Unaudited)
Assets

Current assets
Cash	$3,573,148	$4,062,013
Other current assets	213,441	430,094
Total current assets	3,786,589	4,492,107

Non-current assets
Fixed assets, net	5,728,844	5,984,670
Intangibile assets, net	47,968	51,614
Deposit	375,000	375,000
Total non-current assets	6,151,812	6,411,284

Total Assets	$9,938,401	$10,903,391

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$1,530,763	$1,500,650
Convertible notes payable	10,000	60,000
Deferred lease liability, current portion	125,214	119,688
Lease payable	-	23,128
Interest payable	2,762	15,079
Warrant derivative liability	1,230	11,955
Total current liabilities	1,669,969	1,730,500

Non-current liabilities:
Deferred lease liability, less current portion	335,588	400,038
Total non-current liabilities	335,588	400,038

Total Liabilities	2,005,557	2,130,538

Commitments and Contingencies (Note 11)

Stockholders' equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 40,952,450 and 35,110,916 shares issued and outstanding, December 31, 2016 and June 30, 2016	40,954	35,114
Additional paid-in capital	60,640,517	52,782,569
Accumulated deficit	(52,748,627)	(44,044,830)
Total stockholders' equity	7,932,844	8,772,853

Total Liabilities and Stockholders' Equity	$9,938,401	$10,903,391

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Operations

	Three Months		Six Months
	Ended December 31,		Ended December 31,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Operating expenses
Research and development
Compensation and benefits	$1,909,518	$1,142,198	$3,213,358	$2,007,401
Consultants and outside costs	194,783	340,289	466,258	604,280
Material manufacturing costs	567,430	755,464	1,079,137	1,375,511
Facilities and other costs	403,648	285,926	802,555	504,951
	3,075,379	2,523,877	5,561,308	4,492,143

General and administrative
Compensation and benefits	1,285,052	1,170,679	2,151,953	2,117,850
Professional fees	139,865	116,112	286,016	238,173
Investor relations	87,428	57,402	155,535	114,320
General and administrative	301,520	198,466	558,115	403,649
	1,813,865	1,542,659	3,151,619	2,873,992

Total operating expenses	4,889,244	4,066,536	8,712,927	7,366,135

Loss from operations	(4,889,244)	(4,066,536)	(8,712,927)	(7,366,135)

Other income (expense)
Interest income	-	193	-	964
Interest expense	-	(1,379)	(1,595)	(2,992)
Derivative gains	1,313	1,729	10,725	14,316
Total other income (expense)	1,313	543	9,130	12,288

Net loss	$(4,887,931)	$(4,065,993)	$(8,703,797)	$(7,353,847)

Net loss per common share - basic and diluted	$(0.12)	$(0.17)	$(0.23)	$(0.30)

Weighted average number of common shares outstanding - basic and diluted	40,788,241	24,338,219	38,091,406	24,338,219

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Stockholders' Equity

From June 30, 2015 to December 31, 2016 (Unaudited)

			Additional		Total
	Common Stock, $0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2015	24,338,219	$24,341	$38,138,754	$(29,109,288)	$9,053,807

Stock-based compensation	-	-	3,761,837	-	3,761,837

Fair value of warrants issued	-	-	5,523,706	-	5,523,706

Dividends on Series A Preferred Stock	-	-	(5,974,385)	-	(5,974,385)

Conversion of Series A Preferred Stock into common stock	5,897,677	5,897	5,302,012	-	5,307,909

Exchange on Series A Preferred Stock	-	-	2,929,084	-	2,929,084

Issuance of common stock, net of issuance costs of $1,053,748	4,875,020	4,876	3,101,561	-	3,106,437

Net loss for the year ended June 30, 2016	-	-	-	(14,935,542)	(14,935,542)

Balance at June 30, 2016	35,110,916	$35,114	$52,782,569	$(44,044,830)	$8,772,853

Stock-based compensation (Unaudited)	-	-	2,125,966	-	2,125,966

Fair value of warrants issued (Unaudited)	-	-	1,778,962	-	1,778,962

Issuance of common stock, net of issuance costs of $1,199,744 (Unaudited)	5,783,184	5,782	3,893,561	-	3,899,343

Conversion of note payable into common stock (Unaudited)	58,350	58	59,459	-	59,517

Net loss for the six months ended December 31, 2016 (Unaudited)	-	-	-	(8,703,797)	(8,703,797)

Balance at December 31, 2016 (Unaudited)	40,952,450	$40,954	$60,640,517	$(52,748,627)	$7,932,844

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months
	Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,703,797)	$(7,353,847)
Amortization of intangible asset	3,646	3,646
Depreciation expense	546,429	220,537
Stock-based compensation expense	2,125,966	1,965,993
Derivative gains	(10,725)	(14,316)
Warrant expense	-	21,092
Changes in operating assets and liabilities:
Decrease in other assets	29,153	65,739
Increase in accounts payable and accrued expenses	12,097	295,965
(Decrease) increase in interest payable	(2,800)	1,000
Decrease in deferred lease liability	(58,924)	(4,098)
Net Cash Used In Operating Activities	(6,058,955)	(4,798,289)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(272,587)	(1,257,542)
Return of security deposit	187,500	187,500
Decrease in restricted cash	-	450,167
Net Cash Used In Investing Activities	(85,087)	(619,875)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease payable	(23,128)	(46,453)
Proceeds from issuance of equity financing	6,361,499	2,000,115
Payment of placement agent compensation and issuance costs	(683,194)	(105,715)
Net Cash Provided by Financing Activities	5,655,177	1,847,947

Net decrease in cash	(488,865)	(3,570,217)

Cash - Beginning of Period	4,062,013	5,278,706

Cash - End of Period	$3,573,148	$1,708,489

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-
Interest	$-	$-

Non-Cash Transactions:
Fixed assets acquired through accounts payable and accrued expenses	$18,016	$511,563
Warrant value recorded as issuance costs	$516,550	$90,852
Conversion of note payable into common stock	$50,000	$-
Conversion of interest payable into common stock	$9,517	$-

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Notes to Consolidated Financial Statements
December 31, 2016
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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended December 31, 2016 are not necessarily indicative of results for the full fiscal year.

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

The carrying amounts of financial instruments including cash, accounts payable and accrued expenses, and convertible notes payable approximated fair value as of December 31, 2016 and June 30, 2016 due to the relatively short maturity of the respective instruments.

The warrant derivative liability recorded as of December 31, 2016 and June 30, 2016 is recorded at an estimated fair value based on a Black-Scholes pricing model. The warrant derivative liability is a level 3 fair value measurement with the entire change in the balance recorded through earnings. See significant assumptions in Note 9. The following table sets forth a reconciliation of changes in the fair value of financial instruments classified as level 3 in the fair value hierarchy:

Balance as of June 30, 2016	$(11,955)
Total unrealized gains (losses):
Included in earnings	10,725
Balance as of December 31, 2016	$(1,230)

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $8,703,797 and net cash used in operations of $6,058,955 for the six months ended December 31, 2016, and working capital of $2,116,620 and stockholders’ equity of $7,932,844 and an accumulated deficit of $52,748,627 at December 31, 2016.  In addition, the Company is in the preclinical stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 Fixed Assets

The following is a summary of fixed assets and accumulated depreciation:

	Useful
	Life	December 31, 2016	June 30, 2016
Furniture and fixtures	5 - 7 years	$75,034	$62,730
Lab equipment	3 - 15 years	3,832,450	3,589,615
Leasehold Improvements	5 - 7 years	3,247,038	3,211,575
		7,154,522	6,863,920
Less: accumulated depreciation and amortization		(1,425,678)	(879,250)
		$5,728,844	$5,984,670

Depreciation expense was $278,074 and $150,225 for the three months ended December 31, 2016 and 2015, respectively and was $546,429 and $220,537 for the six months ended December 31, 2016 and 2015, respectively.

Note 5 Related Party Transactions

During the three and six months ended December 31, 2016, the Company incurred investor relations expenses of $31,050 and $67,275 and general and administrative expenses of $13,829 and $13,829 for services performed by a related parties of the Company and included in the statement of operations. During the three and six months ended December 31, 2015, there were no related party transactions.

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

During the six months ended December 31, 2016, one convertible note with a balance of $50,000 and accrued interest converted into 58,350 shares of common stock. As of December 31, 2016 and June 30, 2016, the convertible notes outstanding balance was $10,000 and $60,000, respectively. As of December 31, 2016, all of the outstanding convertible notes have matured and payments were due. The convertible notes which have not been repaid or converted continue to accrue interest at a rate of 8%.

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

During the six months ended December 31, 2016, the Company closed additional private placement transactions in which the Company issued 5,783,184 units to accredited investors. Each investor was issued either Class A Units or Class B units of the Company. Each Class A Unit received one share of common stock and one-half of one common share purchase warrant. If the investor had previously invested in the Company they were eligible for a Class B Unit which received one share of common stock and one common share purchase warrant. Each common share purchase warrant is exercisable at $1.65 per share and will expire 60 months following the issuance. As of December 31, 2016, the Company received net proceeds of $5.2 million after the placement agent compensation and issuance costs paid of $683,194 and $516,550 of warrant expense recorded as issuance costs.

The Company has not declared or paid any dividends or returned any capital to common stockholders as of December 31, 2016.

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

On March 26, 2014, the Company adopted the AntriaBio, Inc. 2014 Stock and Incentive Plan which allows the Company to issue up to 3,750,000 of common stock in the form of stock options, incentive options or common stock. The Company had granted 3,295,000 of these shares to current employees and directors of the Company as of June 30, 2016. The options have an exercise price from $1.29 to $3.44 per share. The options vest monthly over four years, with some options subject to a one year cliff before options begin to vest monthly.

On February 23, 2015, the Company adopted the AntriaBio, Inc. 2015 Non Qualified Stock Option Plan which allows the Company to issue up to 6,850,000 of common stock in the form of stock options. The Company had granted 4,397,000 of these shares to current employees and directors of the Company as of June 30, 2016 and granted an additional 90,000 of these shares to current employees as of December 31, 2016. The options have an exercise price of from $1.00 to $2.06 per share. The options vest monthly over 4 years with some options subject to a one year cliff before options begin to vest monthly.

On October 31, 2016, the Company adopted the AntriaBio, Inc. 2016 Non Qualified Stock Option Plan which allows the Company to issue up to 35,000,000 of common stock in the form of stock options. The Company had granted 28,210,000 of these shares to current employees and directors of the Company, of which 4,360,000 of the granted shares were never issued as the Board determined to cancel the options as of December 31, 2016. The options have an exercise price of $1.20 per share. The options vest monthly over 4 years, except for 12,190,000 of the options which do not begin to vest until specific events have occurred and then begin to vest monthly over 4 years.

AntriaBio has computed the fair value of all options granted that have begun vesting using the Black-Scholes option pricing model. The options that require specific events before they begin to vest are not valued until the specific event has occurred. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. AntriaBio estimated a volatility factor utilizing comparable published volatility of several peer companies. Due to the small number of option holders and all options being to officers and/or directors, AntriaBio has estimated a forfeiture rate of zero as the value of each option holder is calculated individually. AntriaBio estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.

AntriaBio has computed the fair value of all options granted during the six months ended December 31, 2016 using the following assumptions:

Expected volatility	74% - 79%
Risk free interest rate	1.46% - 2.32%
Expected term (years)	7
Dividend yield	0%

AntriaBio has computed the fair value of all options granted during the year ended June 30, 2016 using the following assumptions:

Expected volatility	97% - 100%
Risk free interest rate	1.69% -1.91%
Expected term (years)	7
Dividend yield	0%

Stock option activity is as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding, June 30, 2015	8,702,418	$2.78	7.1
Granted	285,000	$1.07
Forfeited	(40,000)	$1.66
Outstanding, June 30, 2016	8,947,418	$2.73	6.2
Granted	23,940,000	$1.20
Outstanding, December 31, 2016	32,887,418	$1.62	8.8

Exercisable at December 31, 2016	5,857,271	$2.92	5.2

Stock-based compensation expense related to the fair value of stock options was included in the statement of operations as research and development – compensation and benefits expense of $444,801 and $312,630 and as general and administrative – compensation and benefits expense of $792,137 and $673,013 for the three months ended December 31, 2016 and 2015, respectively. Stock-based compensation expense related to the fair value of stock options was included in the statement of operations as research and development – compensation and benefits expense of $749,770 and $619,967 and as general and administrative – compensation and benefits expense of $1,376,196 and $1,346,026 for the six months ended December 31, 2016 and 2015, respectively. The unrecognized stock-based compensation expense at December 31, 2016 is $14,133,769. AntriaBio determined the fair value as of the date of grant using the Black-Scholes option pricing method and expenses the fair value ratably over the vesting period.

Warrants- AntriaBio issued warrants to agents in conjunction with the closing of various financings and issued warrants in private placements as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding, June 30, 2015	19,016,391	$2.33	3.0
Warrants issued in stock conversion	5,897,677	$1.65
Warrants issued in private placements	3,043,669	$1.65
Warrants issued to placement agents	933,639	$1.61
Warrants issued for investor relations	103,000	$1.60
Warrants cancelled	(30,000)	$3.44
Outstanding, June 30, 2016	28,964,376	$2.11	3.1
Warrants issued in private placements	3,248,184	$1.65
Warrants issued to placement agents	536,150	$1.65
Outstanding, December 31, 2016	32,748,710	$2.05	2.9

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

For the Six Months Ended December 31, 2016: The Company issued warrants to purchase 3,248,184 shares of common stock at a price of $1.65 per share, exercisable through October 2021 in connection with the issuance of units in private placements. The Company issued warrants to the placement agent to purchase 536,150 shares of common stock at a price of $1.65 per share.

The warrants exercisable for 66,667 shares of common stock are accounted for under liability accounting for the shares that have vested and were recorded at their fair value on the date of issuance of $50,365 as a liability and as professional fees and investor relation expense. Warrants for 30,000 shares of common stock were cancelled as of December 31, 2015 as the vesting events had not occurred. The fair value as of December 31, 2016 and June 30, 2016 were $1,230 and $11,955, respectively which is reflected as a liability with the fair value adjustment recorded as derivative gains or losses on the consolidated statements of operations.

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

The warrants exercisable for the 3,248,184 shares of common stock were accounted for under equity treatment and were recorded at the allocated fair value as of the date of issuance. The estimated fair value of the warrants was $2,759,015 and the allocated fair value of $1,262,413 was recorded into additional paid-in capital. The warrants exercisable for 536,150 shares of common stock were accounted for under equity treatment and were fair valued as of the date of issuance. The fair value of the warrants was valued at $516,550 and recorded as additional paid-in-capital and as issuance costs.

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

The Black-Scholes valuation methodology was used because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions for the warrants issued for the six months ended December 31, 2016 were as follows:

Expected volatility	54% - 111%
Risk free interest rate	0.45% - 1.56%
Warrant term (years)	0 - 7
Dividend yield	0%

Significant assumptions for the warrants issued for the year ended June 30, 2016 were as follows:

Expected volatility	87 - 151%
Risk free interest rate	0.45% - 2.03%
Warrant term (years)	1 - 7.5
Dividend yield	0%

On January 31, 2017, the Company closed an offer to amend certain warrants. The amendment would set the exercise price at $1.65 per share, extend the exercise date to January 30, 2020 and add an acceleration clause to the warrant. All other warrant terms would remain the same. As of January 31, 2017, 189 investors had elected to amend approximately 15.4 million warrants.

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

In the six months ended December 31, 2016, the Company did not record any income tax provision due to expected future losses and full valuation allowance on its deferred tax assets.

Note 11 Commitments and Contingencies

Lease Commitments – In May 2014, the Company entered into a lease of approximately 27,000 square feet of office, laboratory and clean room space to be leased for seventy-two months. The lease requires monthly payments of $28,939 adjusted annually by approximately 3% plus triple net expenses monthly of $34,381 adjusted annually. The Company also made a security deposit of $750,000 which is held by the landlord, of which $375,000 has been returned to the Company and the remaining balance will be returned gradually over the next several years.

As of December 31, 2016, the minimum rental commitment under the lease is as follows:

Year Ending June 30,
2017	186,047
2018	381,360
2019	392,855
2020	335,747
$1,296,009

Legal Matters - From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest.

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

Summary

Since inception, we have raised more than $44 million, which has enabled us to advance our microsphere platform, including completing preclinical studies for our lead product candidate, AB101, a potential once-weekly injectable basal insulin for patients with type 1 and type 2 diabetes. We continue to believe that AB101’s unique human insulin based formulation has the potential to significantly disrupt the annual $11 billion basal insulin market that is dominated by daily injections of insulin analogs.

Our primary objective is to manufacture clinical material in the first quarter of calendar year 2017 in our Louisville, Colorado facility and to commence a clinical study for AB101 at a contract research organization (CRO) in Southern California in the middle of calendar year 2017. To that end, in January 2017 we certified that our facility meets cGMP (current good manufacturing practices) and we plan to manufacture clinical material in the first quarter of calendar year 2017 in the facility. We plan on executing a contract with the CRO in February 2017 to facilitate the necessary planning and preparation for the clinical study.

Capital Requirements

We require additional capital in order to fund the AB101 clinical study as well as to fund ongoing operations beyond the first quarter of calendar year 2017. We are currently in the process of raising capital in a financing (“Financing”) where we are seeking at least $10,000,000 and would consider raising as much as $30,000,000. As we have previously disclosed, we have retained Samsung Securities to assist us in the Financing in the Republic of Korea (“Korea”) and elsewhere in Asia where institutional investors have expressed interest in the Company.

We have identified a lead investor in Korea and are continuing discussions and diligence efforts with additional parties. The terms of the Financing include the private placement of shares of our common stock priced at or around $1 per share and we are not expecting to issue any warrants or other contingent equity interests as part of the Financing. We expect to conduct several closings in the Financing with the first to occur prior to the end of February 2017. We expect to have one or more additional closings in March 2017 and we expect to raise capital on the same terms in the United States. While the Company has made progress in the Financing, there can be no assurance that such Financing will close or that it will close on the terms described above. In the event that the Financing does not materialize as planned, the Company will need to find alternative sources of capital.

AB101 Update

In calendar year 2015 we constructed a manufacturing suite in our Louisville, Colorado facility in order to produce clinical material suitable for injection into patients. In calendar year 2016 we tested and refined our processes and equipment (including assessing sterility standards) and in January 2017 we certified that our manufacturing suite meets cGMP requirements. As a result, we plan to manufacture the clinical material for AB101 in the first quarter of calendar year 2017, subsequently file an IND with the FDA and commence the clinical study in the middle of calendar year 2017.

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

Results of Operations

For Three and Six Months Ended December 31, 2016 and 2015

Results of operations for the three months ended December 31, 2016 (the “2017 quarter”) and the three months ended December 31, 2015 (the “2016 quarter”) reflected losses of approximately $4,888,000 and $4,066,000, respectively.

Results of operations for the six months ended December 31, 2016 (the “2017 period”) and the six months ended December 31, 2015 (the “2016 period”) reflected losses of approximately $8,704,000 and $7,354,000, respectively.

Revenues

We are a preclinical stage company and have not generated any revenues since inception.

Expenses

Research and development costs include salaries, benefits and other staff-related costs; consultants and outside costs; material manufacturing costs; and facilities and other costs. Research and development costs were approximately $3,075,000 in the 2017 quarter compared to $2,524,000 in the 2016 quarter. Research and development costs were approximately $5,561,000 in the 2017 period compared to $4,492,000 in the 2016 period. The main increase is due to the Company continuing to hire staff to manufacture clinical material during the 2017 period.

General and administrative costs were approximately $1,814,000 in the 2017 quarter compared to $1,543,000 in the 2016 quarter. General and administrative costs were approximately $3,152,000 in the 2017 period compared to $2,874,000 in the 2016 period. The general and administrative costs have remained fairly consistent as most of these costs are fixed and remain fairly consistent from quarter to quarter.

Liquidity and Capital Resources

As of December 31, 2016, we have approximately $3.6 million in cash on hand and working capital of approximately $2.7 million. During the year ended June 30, 2016, we closed on a Series A Preferred Stock Offering in which we issued Series A Preferred Stock. On June 24, 2016, with the consent of the Series A Stockholders all of the Series A Preferred Stock was converted to common stock and warrants. During the year ended June 30, 2016, we also closed on an equity transaction in which we issued units consisting of one share of common stock and a warrant to purchase either one-half or one share of common stock. During the six months ended December 31, 2016, we performed additional closes on the equity transaction from June 30, 2016.

The Company received net proceeds of approximately $16.5 million from the transactions above over the last eighteen months. While we do have cash on hand, we anticipate that we will need an additional $10 million to cover operating expenses, clinical trials of AB101 and continuing research and development of our product pipeline through the calendar year end 2017. We are currently evaluating raising additional capital to fund our current and future operations. No assurance can be given that additional financing will be available or if available will be on terms acceptable to us.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Accounting Officer (our principal accounting officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation and the material weakness described below, our management concluded that we did not maintain effective disclosure controls and procedures as of December 31, 2016 in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that it is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management has identified control deficiencies regarding a lack of segregation of duties, a need for a stronger internal control environment, and minimal review of complex accounting issues. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate disclosure controls.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Certain factors exist which may affect the Company’s business and could cause actual results to differ materially from those expressed in any forward-looking statements. The Company has not experienced any material changes from those risk factors as previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2016 (the “Form 10-K”) or in the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements*

*Filed herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTRIABIO, INC.

Date: February 2, 2017	By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer
(Principal Executive Officer)

Date: February 2, 2017	By:	/s/ Morgan Fields
Morgan Fields
Chief Accounting Officer
(Principal Accounting Officer)

