Form 10-Q
period 2017-03-31
AntriaBio, Inc.
filed 2017-05-15
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

☐ Yes ☒     No

Number of shares of issuer’s common stock outstanding as of May 15, 2017: 47,678,640

i

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AntriaBio, Inc.

Consolidated Balance Sheets

	March 31, 2017	June 30, 2016
	(Unaudited)
Assets

Current assets
Cash	$4,436,563	$4,062,013
Other current assets	413,037	430,094
Total current assets	4,849,600	4,492,107

Non-current assets
Fixed assets, net	5,461,114	5,984,670
Intangibile assets, net	46,145	51,614
Deposit	375,000	375,000
Other non-current assets	63,233	-
Total non-current assets	5,945,492	6,411,284

Total Assets	$10,795,092	$10,903,391

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$1,887,726	$1,500,650
Convertible notes payable	10,000	60,000
Deferred lease liability, current portion	119,269	119,688
Lease payable	-	23,128
Interest payable	2,762	15,079
Warrant derivative liability	438	11,955
Total current liabilities	2,020,195	1,730,500

Non-current liabilities:
Deferred lease liability, less current portion	314,655	400,038
Total non-current liabilities	314,655	400,038

Total Liabilities	2,334,850	2,130,538

Commitments and Contingencies (Note 11)

Stockholders' equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 45,452,450 and 35,110,916 shares issued and outstanding, March 31, 2017 and June 30, 2016	45,454	35,114
Additional paid-in capital	66,548,014	52,782,569
Accumulated deficit	(58,133,226)	(44,044,830)
Total stockholders' equity	8,460,242	8,772,853

Total Liabilities and Stockholders' Equity	$10,795,092	$10,903,391

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Operations

	Three Months		Nine Months
	Ended March 31,		Ended March 31,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Operating expenses
Research and development
Compensation and benefits	$1,859,699	$1,180,350	$5,073,057	$3,187,751
Consultants and outside costs	163,738	265,470	629,996	869,750
Material manufacturing costs	994,366	461,599	2,073,503	1,837,110
Facilities and other costs	421,292	402,770	1,223,847	907,721
	3,439,095	2,310,189	9,000,403	6,802,332

General and administrative
Compensation and benefits	1,187,379	907,626	3,339,332	3,025,476
Professional fees	278,031	106,791	564,047	344,964
Investor relations	103,657	88,138	259,192	202,458
General and administrative	382,535	302,731	940,650	706,380
	1,951,602	1,405,286	5,103,221	4,279,278

Total operating expenses	5,390,697	3,715,475	14,103,624	11,081,610

Loss from operations	(5,390,697)	(3,715,475)	(14,103,624)	(11,081,610)

Other income (expense)
Interest income	-	1	-	965
Interest expense	-	(1,143)	(1,595)	(4,135)
Rental income	5,306	-	5,306	-
Derivative gains	792	5,782	11,517	20,098
Total other income (expense)	6,098	4,640	15,228	16,928

Net loss	$(5,384,599)	$(3,710,835)	$(14,088,396)	$(11,064,682)

Warrant modification deemed dividend	(3,366,070)	-	(3,366,070)	-
Cumulative Preferred Stock dividend	-	(61,279)	-	(61,279)

Net loss attributable to common stock	$(8,750,669)	$(3,772,114)	$(17,454,466)	$(11,125,961)

Net loss per common share - basic and diluted	$(0.21)	$(0.15)	$(0.44)	$(0.46)

Weighted average number of common shares outstanding - basic and diluted	42,216,495	24,338,219	39,446,695	24,338,219

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Stockholders' Equity

From June 30, 2015 to March 31, 2017 (Unaudited)

			Additional		Total
	Common Stock, $0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2015	24,338,219	$24,341	$38,138,754	$(29,109,288)	$9,053,807

Stock-based compensation	-	-	3,761,837	-	3,761,837

Fair value of warrants issued	-	-	5,523,706	-	5,523,706

Dividends on Series A Preferred Stock	-	-	(5,974,385)	-	(5,974,385)

Conversion of Series A Preferred Stock into common stock	5,897,677	5,897	5,302,012	-	5,307,909

Exchange on Series A Preferred Stock	-	-	2,929,084	-	2,929,084

Issuance of common stock, net of issuance costs of $1,053,748	4,875,020	4,876	3,101,561	-	3,106,437

Net loss for the year ended June 30, 2016	-	-	-	(14,935,542)	(14,935,542)

Balance at June 30, 2016	35,110,916	$35,114	$52,782,569	$(44,044,830)	$8,772,853

Stock-based compensation (Unaudited)	-	-	3,537,963	-	3,537,963

Fair value of warrants issued (Unaudited)	-	-	5,145,032	-	5,145,032

Deemed dividend on warrant modification (Unaudited)	-	-	(3,366,070)	-	(3,366,070)

Issuance of common stock, net of issuance costs of $1,199,744 (Unaudited)	10,283,184	10,282	8,389,061	-	8,399,343

Conversion of note payable into common stock (Unaudited)	58,350	58	59,459	-	59,517

Net loss for the nine months ended March 31, 2017 (Unaudited)	-	-	-	(14,088,396)	(14,088,396)

Balance at March 31, 2017 (Unaudited)	45,452,450	$45,454	$66,548,014	$(58,133,226)	$8,460,242

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months
	Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,088,396)	$(11,064,682)
Amortization of intangible asset	5,469	5,469
Depreciation expense	829,258	476,941
Stock-based compensation expense	3,537,963	2,877,628
Derivative gains	(11,517)	(20,098)
Warrant expense	-	62,941
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(233,676)	(93,767)
Increase in accounts payable and accrued expenses	381,676	448,345
(Decrease) increase in interest payable	(2,800)	1,500
Decrease in deferred lease liability	(85,802)	(30,868)
Net Cash Used In Operating Activities	(9,667,825)	(7,336,591)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(300,302)	(1,774,413)
Return of security deposit	187,500	187,500
Decrease in restricted cash	-	450,167
Net Cash Used In Investing Activities	(112,802)	(1,136,746)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease payable	(23,128)	(70,033)
Proceeds from issuance of preferred stock	-	5,347,615
Proceeds from issuance of equity financings	10,861,499	-
Payment of placement agent compensation and issuance costs	(683,194)	(336,929)
Net Cash Provided by Financing Activities	10,155,177	4,940,653

Net increase (decrease) in cash	374,550	(3,532,684)

Cash - Beginning of Period	4,062,013	5,278,706

Cash - End of Period	$4,436,563	$1,746,022

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-
Interest	$-	$-

Non-Cash Transactions:
Fixed assets acquired through accounts payable and accrued expenses	$5,400	$312,229
Warrant value recorded as issuance costs	$516,550	$250,163
Conversion of note payable into common stock	$50,000	$-
Conversion of interest payable into common stock	$9,517	$-
Fair value of warrant modifications recorded as a deemed dividend	$3,366,070	$-
Series A Preferred Stock dividend paid in stock	$-	$61,279

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

Note 1 Nature of Operations

These financial statements represent the consolidated financial statements of AntriaBio, Inc. (“AntriaBio”), and its wholly owned operating subsidiaries, AntriaBio Delaware, Inc. (“Antria Delaware”) and AntriaBio Korea (“Antria Korea”). AntriaBio, Antria Delaware, and Antria Korea are collectively referred to herein as the “Company”.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended March 31, 2017 are not necessarily indicative of results for the full fiscal year.

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

The carrying amounts of financial instruments including cash, accounts payable and accrued expenses, and convertible notes payable approximated fair value as of March 31, 2017 and June 30, 2016 due to the relatively short maturity of the respective instruments.

The warrant derivative liability recorded as of March 31, 2017 and June 30, 2016 is recorded at an estimated fair value based on a Black-Scholes pricing model. The warrant derivative liability is a level 3 fair value measurement with the entire change in the balance recorded through earnings. See significant assumptions in Note 9. The following table sets forth a reconciliation of changes in the fair value of financial instruments classified as level 3 in the fair value hierarchy:

Balance as of June 30, 2016	$(11,955)
Total unrealized gains (losses):
Included in earnings	11,517
Balance as of March 31, 2017	$(438)

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $14,088,396 and net cash used in operations of $9,667,825 for the nine months ended March 31, 2017, working capital of $2,829,405 and stockholders’ equity of $8,460,242 and an accumulated deficit of $58,133,226 at March 31, 2017.  In addition, the Company is in the preclinical stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects that its current cash resources as well as expected lack of operating cash flows will not be sufficient to sustain operations for a period greater than one year. The ability of the Company to continue its operations is dependent on Management's plans, which include continuing to raise capital through equity or debt based financings. There can be no assurances that such capital will be available to us on acceptable terms, or at all.

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

Note 4 Fixed Assets

The following is a summary of fixed assets and accumulated depreciation:

	Useful
	Life	March 31, 2017	June 30, 2016
Furniture and fixtures	5 - 7 years	$75,034	$62,730
Lab equipment	3 - 15 years	3,847,550	3,589,615
Leasehold Improvements	5 - 7 years	3,247,038	3,211,575
		7,169,622	6,863,920
Less: accumulated depreciation and amortization		(1,708,508)	(879,250)
		$5,461,114	$5,984,670

Depreciation expense was $282,829 and $256,404 for the three months ended March 31, 2017 and 2016, respectively and was $829,258 and $476,941 for the nine months ended March 31, 2017 and 2016, respectively.

Note 5 Related Party Transactions

During the three and nine months ended March 31, 2017, the Company incurred investor relations expenses of $33,878 and $90,803, and general and administrative expenses of $13,829 and $13,829, respectively, for services performed by a related party of the Company and included in the statement of operations. During the three and nine months ended March 31, 2016, there were no related party transactions.

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

During the nine months ended March 31, 2017, one convertible note with a balance of $50,000 and accrued interest converted into 58,350 shares of common stock. As of March 31, 2017 and June 30, 2016, the convertible notes outstanding balance was $10,000 and $60,000, respectively. As of March 31, 2017, all of the outstanding convertible notes have matured and payments were due. The convertible notes which have not been repaid or converted continue to accrue interest at a rate of 8%.

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

On June 24, 2016, the Company and the stockholders of the Series A Preferred Stock consented to convert all of the shares of Series A Preferred Stock into common stock. The conversion occurred at a conversion price of $1.95 per share. The Company then entered into an Exchange Agreement with each former Series A stockholder to exchange the Conversion Shares into shares of common stock and related warrants equal to the Series A Preferred Stock purchase price plus accrued dividends at an exchange rate of $1.10 per Exchange Share and related Exchange Warrant. The Company converted and cancelled 3,326,714 shares of Series A Preferred Stock and issued 5,897,677 Exchange Shares and Exchange Warrants. As the Series A stockholders received additional securities over what would have been received in the original conversion terms the transaction was considered an induced conversion. The Exchange Shares and Exchange Warrants received are recorded at the fair value on the date they were received. The excess of the fair value of the securities received over the fair value of the securities the stockholders would have received under the original terms on the date of conversion was $5,811,700 and was recorded as a deemed dividend as additional paid-in capital at the time of conversion. The Company then recorded a gain on the exchange of $2,929,084, which was also recorded into additional paid in capital. As a result of the conversion and exchange of the Series A Preferred Stock, the Series A Preferred Stock is no longer deemed outstanding, and all rights with respect to such stock ceased and terminated.

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

During the nine months ended March 31, 2017, the Company closed additional private placement transactions in which the Company issued 5,783,184 units to accredited investors. Each investor was issued either Class A Units or Class B units of the Company. Each Class A Unit received one share of common stock and one-half of one common share purchase warrant. If the investor had previously invested in the Company they were eligible for a Class B Unit which received one share of common stock and one common share purchase warrant. Each common share purchase warrant is exercisable at $1.65 per share and will expire 60 months following the issuance. As of December 31, 2016, the Company received net proceeds of $5.2 million after the placement agent compensation and issuance costs paid of $683,194 and $516,550 of warrant expense recorded as issuance costs. The Company also entered into a private placement transaction in which the Company issued common stock to accredited investors at an offering price of $1.00 per share. As of March 31, 2017, the Company received gross proceeds of $4.5 million as there was no placement agent compensation. On May 4, 2017, the Company received an additional $2.2 million in gross proceeds on the offering.

The Company has not declared or paid any cash dividends or returned any capital to common stockholders as of March 31, 2017.

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

On October 31, 2016, the Company adopted the AntriaBio, Inc. 2016 Non Qualified Stock Option Plan which allows the Company to issue up to 35,000,000 of common stock in the form of stock options. The Company had granted 28,545,000 of these shares to current employees and directors of the Company, of which 4,360,000 of the granted shares were never issued as the Board determined to cancel the options as of March 31, 2017. The options have an exercise price between $1.00 and $1.20 per share. The options vest monthly over 4 years, except for 12,190,000 of the options which do not begin to vest until specific events have occurred and then begin to vest monthly over 4 years.

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

AntriaBio has computed the fair value of all options granted during the nine months ended March 31, 2017 using the following assumptions:

Expected volatility	74% - 80%
Risk free interest rate	1.46% - 2.43%
Expected term (years)	7
Dividend yield	0%

AntriaBio has computed the fair value of all options granted during the year ended June 30, 2016 using the following assumptions:

Expected volatility	97% - 100%
Risk free interest rate	1.69% -1.91%
Expected term (years)	7
Dividend yield	0%

Stock option activity is as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding, June 30, 2015	8,702,418	$2.78	7.1
Granted	285,000	$1.07
Forfeited	(40,000)	$1.66
Outstanding, June 30, 2016	8,947,418	$2.73	6.2
Granted	24,275,000	$1.20
Forfeited	(63,021)	$1.15
Outstanding, March 31, 2017	33,159,397	$1.61	8.6

Exercisable at March 31, 2017	6,946,771	$2.73	5.4

Stock-based compensation expense related to the fair value of stock options was included in the statement of operations as research and development – compensation and benefits expense of $515,821 and $297,925 and as general and administrative – compensation and benefits expense of $896,176 and $613,710 for the three months ended March 31, 2017 and 2016, respectively. Stock-based compensation expense related to the fair value of stock options was included in the statement of operations as research and development – compensation and benefits expense of $1,265,591 and $917,891 and as general and administrative – compensation and benefits expense of $2,272,372 and $1,959,737 for the nine months ended March 31, 2017 and 2016, respectively. The unrecognized stock-based compensation expense at March 31, 2017 is $12,915,327. AntriaBio determined the fair value as of the date of grant using the Black-Scholes option pricing method and expenses the fair value ratably over the vesting period.

On May 12, 2017, the Board and members of management agreed to cancel 1,166,667 option shares out of the individual stock option plans granted in 2013 and 11,090,000 option shares out of the 2016 Non Qualified Stock Option Plan.

Warrants- AntriaBio issued warrants to agents in conjunction with the closing of various financings and issued warrants in private placements as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding, June 30, 2015	19,016,391	$2.33	3.0
Warrants issued in stock conversion	5,897,677	$1.65
Warrants issued in private placements	3,043,669	$1.65
Warrants issued to placement agents	933,639	$1.61
Warrants issued for investor relations	103,000	$1.60
Warrants cancelled	(30,000)	$3.44
Outstanding, June 30, 2016	28,964,376	$2.11	3.1
Warrants issued in private placements	3,248,184	$1.65
Warrants issued to placement agents	536,150	$1.65
Warrants issued for consulting services	250,000	$1.00
Warrants expired	(307,261)	$2.34
Outstanding, March 31, 2017	32,691,449	$1.73	3.9

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

For the Nine Months Ended March 31, 2017: The Company issued warrants to purchase 3,248,184 shares of common stock at a price of $1.65 per share, exercisable through October 2021 in connection with the issuance of units in private placements. The Company issued warrants to the placement agent to purchase 536,150 shares of common stock at a price of $1.65 per share. The Company issued warrants to purchase 250,000 shares of common stock at a price of $1.00 per share in connection with a consulting agreement. The warrants to purchase 250,000 shares of common stock vest monthly over four years which is the term of the consulting agreement.

During the nine months ended March 31, 2017, the Company offered to certain warrant holders the ability to amend their current warrants to set their exercise price at $1.65 for their warrants, extend the warrant exercise date until January 30, 2020 and add an acceleration clause to the warrant. All other warrant terms remained the same. If the investor chose not to amend their warrants, then the original warrant terms would remain in place. The offer to amend expired on January 31, 2017 and warrants to purchase 15,474,883 shares of common stock were amended. As this was a modification to the original warrants, the excess of the fair value of the warrants after the modification over the fair value of the warrants immediately prior to the modification was $3,366,070 and was recorded as the fair value of warrants and as a deemed dividend as additional paid-in capital at the time of the modification. The Company also had warrants to purchase 307,261 shares of common stock expire as of March 31, 2017.

The warrants exercisable for 66,667 shares of common stock are accounted for under liability accounting for the shares that have vested and were recorded at their fair value on the date of issuance of $50,365 as a liability and as professional fees and investor relation expense. Warrants for 30,000 shares of common stock were cancelled as of December 31, 2015 as the vesting events had not occurred. The fair value as of March 31, 2017 and June 30, 2016 was $438 and $11,955, respectively which is reflected as a liability with the fair value adjustment recorded as derivative gains or losses on the consolidated statements of operations.

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

The warrants exercisable for the 3,248,184 shares of common stock were accounted for under equity treatment and were recorded at the allocated fair value as of the date of issuance. The estimated fair value of the warrants was $2,759,015 and the allocated fair value of $1,262,413 was recorded into additional paid-in capital. The warrants exercisable for 536,150 shares of common stock were accounted for under equity treatment and were fair valued as of the date of issuance. The fair value of the warrants was valued at $516,550 and recorded as additional paid-in-capital and as issuance costs. The warrants exercisable for the 250,000 shares of common stock are accounted for under the equity method of accounting and are fair valued monthly at the date that the warrants vest. As of March 31, 2017, warrants to purchase no shares of common stock had vested and nothing had been recorded into equity.

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

The Black-Scholes valuation methodology was used because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions for the warrants issued for the nine months ended March 31, 2017 were as follows:

Expected volatility	24% - 111%
Risk free interest rate	0.45% - 1.56%
Warrant term (years)	0 - 7
Dividend yield	0%

Significant assumptions for the warrants issued for the year ended June 30, 2016 were as follows:

Expected volatility	87 - 151%
Risk free interest rate	0.45% - 2.03%
Warrant term (years)	1 - 7.5
Dividend yield	0%

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

In the nine months ended March 31, 2017, the Company did not record any income tax provision due to expected future losses and full valuation allowance on its deferred tax assets.

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

On March 17, 2017, the Company entered into a lease of approximately 20,000 square feet of office space to be leased for eighty-two months. The lease requires monthly payments of $28,425 adjusted annually plus triple net expenses monthly of $28,410 adjusted annually. The Company also made a security deposit of $56,851 which will be returned at the end of the lease.

On March 17, 2017, the Company sub-leased their original approximately 10,000 square feet of office space to another company. The sublease is for eighty-two months unless the Company is unable to extend its current lease then the sub-lease will expire on March 31, 2020. The Company is to receive monthly payments of $12,828 adjusted annually plus triple net expenses monthly of $12,828 adjusted annually. The Company also received a security deposit of $25,046 which will be returned at the end of the lease.

As of March 31, 2017, the minimum rental commitment under the leases are as follows:

	Operating Leases	Sub-lease Income	Total
Year Ending June 30,
2017	$170,673	$(37,570)	$133,103
2018	691,422	(152,005)	539,417
2019	712,360	(157,187)	555,173
2020	664,696	(148,551)	516,145
2021	338,392	-	338,392
Thereafter	917,200	-	917,200
	$2,239,151	$(495,313)	$1,743,838

Legal Matters - From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2017, a party initiated a lawsuit against the Company, directors and officers of the Company for a shareholder demand related to corporate governance and employee stock option plans.  A settlement has been reached which is pending approval by the Court of Chancery of the State of Delaware and does not have a material effect on the results of operations other than disclosed in Note 9. There are no other proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest.

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

Summary

Our primary near-term corporate objective is to commence the first-in-human Phase 1 clinical study (the “Study”) of our lead product candidate, AB101, a potential once-weekly injectable basal insulin for patients with type 1 and type 2 diabetes mellitus. The Study will assess the safety, pharmacokinetics and pharmacology of sequential, single doses of AB101 in patients with diabetes, including a comparison to Glargine insulin. In preparation for the Study, in the first and second quarters of calendar year 2017, we successfully manufactured and filled vials of AB101 in our facilities in Louisville, Colorado. In addition, we have engaged a contract research organization, Prosciento (formerly known as the Profil Institute for Clinical Research), to begin start-up activities for the Study. We plan to file an IND for AB101 with the FDA in June 2017 and subsequently initiate the Study with the target of receiving interim data prior to the end of calendar year 2017.

We are also focused on securing sufficient capital to fund our ongoing operations. In that regard, as part of our current fundraising efforts, we have raised approximately $6.7 million in calendar year 2017 from individual investors in the US and Asia as well as pharmaceutical companies in the Republic of Korea. The Company is targeting a total raise of at least $15 million, which will allow us to sustain operations through the end of calendar year 2017 and into the first half of calendar year 2018. In addition to funding the AB101 clinical study, the incremental funding will allow us to advance our pipeline and cover general and administrative expenses. We continue to meet with various potential investors in the US and the Republic of Korea and are planning to conduct subsequent closings of the financing on the same terms. Nonetheless, no assurance can be given that the Company will be successful in its efforts. Further, if the Company is unsuccessful in attracting additional capital, the lack of funding will materially and adversely impact the Company’s business and prospects.

The Company has also been actively conducting animal studies to screen potential new product candidates as we seek to evolve our drug pipeline. Prior to the end of calendar year 2017, the Company expects to achieve proof of concept in animals for at least one potential pipeline drug candidate which will support advancing that candidate into IND enabling studies in 2018.

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

Results of Operations

For Three and Nine Months Ended March 31, 2017 and 2016

Results of operations for the three months ended March 31, 2017 (the “2017 quarter”) and the three months ended March 31, 2016 (the “2016 quarter”) reflected losses of approximately $5,385,000 and $3,711,000, respectively.

Results of operations for the nine months ended March 31, 2017 (the “2017 period”) and the nine months ended March 31, 2016 (the “2016 period”) reflected losses of approximately $14,088,000 and $11,065,000, respectively.

Revenues

We are a preclinical stage company and have not generated any revenues since inception.

Expenses

Research and development costs include salaries, benefits and other staff-related costs; consultants and outside costs; material manufacturing costs; and facilities and other costs. Research and development costs were approximately $3,439,000 in the 2017 quarter compared to $2,310,000 in the 2016 quarter. Research and development costs were approximately $9,000,000 in the 2017 period compared to $6,802,000 in the 2016 period. The main increases are due to the Company continuing to hire staff to manufacture clinical material during the 2017 period as well as paying the start up costs in the 2017 period for the first clincial trial.

General and administrative costs were approximately $1,951,000 in the 2017 quarter compared to $1,405,000 in the 2016 quarter. General and administrative costs were approximately $5,103,000 in the 2017 period compared to $4,278,000 in the 2016 period. The main increase is due to an increase in professional fees in the 2017 period for increased legal fees and costs of apply for new patents.

Liquidity and Capital Resources

As of March 31, 2017, we have approximately $4.4 million in cash on hand and working capital of approximately $2.8 million. During the year ended June 30, 2016, we closed on a Series A Preferred Stock Offering in which we issued Series A Preferred Stock. On June 24, 2016, with the consent of the Series A Stockholders all of the Series A Preferred Stock was converted to common stock and warrants. During the year ended June 30, 2016, we also closed on an equity transaction in which we issued units consisting of one share of common stock and a warrant to purchase either one-half or one share of common stock. During the nine months ended March 31, 2017, we performed additional closes on the equity transaction from June 30, 2016. During the nine months ended March 31, 2017, we also closed on an equity transaction in which we issued common stock to investors.

The Company received net proceeds of approximately $21.0 million from the transactions above over the last two years. While we do have cash on hand, we anticipate that we will need an additional $10 million to cover operating expenses, clinical trials of AB101 and continuing research and development of our product pipeline through the calendar year end 2017. We are currently evaluating raising additional capital to fund our current and future operations. No assurance can be given that additional financing will be available or if available will be on terms acceptable to us.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Accounting Officer (our principal accounting officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation and the material weakness described below, our management concluded that we did not maintain effective disclosure controls and procedures as of March 31, 2017 in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that it is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management has identified control deficiencies regarding a lack of segregation of duties, a need for a stronger internal control environment, and minimal review of complex accounting issues. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate disclosure controls.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On March 31, 2017, Alpha Venture Capital Partners, L.P., a  stockholder, filed a derivative complaint against all of the then current members of our board of directors and certain executive officers, as defendants, and the Company, as nominal defendant, in the Court of Chancery of the State of Delaware (the “Chancery Court”). Through the complaint, the plaintiff asserted, on behalf of the Company, actions for breach of fiduciary duties in connection with prior determinations of our board of directors relating to options granted under the Company’s 2016 Non Qualified Stock Option Plan (the “2016 Plan”) and certain corporate governance deficiencies.  The plaintiff sought relief including disgorgement of stock options issued under the 2016 Plan, reformation of the 2016 Plan to reduce the number of options issuable under the 2016 Plan, certain corporate governance changes, an award of unspecified damages and an award for attorneys’ fees and other costs.

On May 2, 2017, the parties to the litigation agreed to a settlement agreement (the “Settlement”) regarding the litigation and will be submitting the terms of the settlement to the Chancery Court for its approval. Subject to the Chancery Court’s approval, we agreed to among other things (i) cancel certain options granted to certain members of the board of directors and our executive officers, (ii) reduce the number of options issuable under the 2016 plan, (iii) include an amendment to the Company’s Bylaws at the Company’s next annual meeting and (iv) implement certain corporate governance changes. The proposed settlement is conditioned upon, among other things, approval by the Chancery Court. We believe the claims asserted in the action are without merit but we have entered into the settlement to avoid the costs, risks and uncertainties inherent in litigation. There can be no assurance that the Chancery Court will approve the settlement in all respects and if the Chancery Court does not approve the proposed settlement, the proposed settlement could become void.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Stock Option Cancellations

On May 12, 2017, in connection with the Settlement, certain of the Company’s executive officers and directors entered into option cancellation agreements whereby such executive officers and directors agreed to cancel an aggregate 11,090,000 options from the Company’s 2016 Plan, of which 9,540,000 stock options were subject to contingent events that had not occurred and therefore no vesting had occurred on these stock options. In addition, certain executive officers entered into option cancellation agreements to cancel 1,166,667 options issued by the Company to them in 2013. The form of stock option cancellation agreement is attached hereto as Exhibit 10.1.

Amended Stock Option Agreements

On May 12, 2017, two executives entered into amended and restated stock option agreements related to their stock option agreements dated December 28, 2016. One executive’s amendment reduced his option from 4,000,000 to 3,500,000, while the other executive’s amendment reduced his options from 5,000,000 to 2,000,000. For the 2,000,000 stock options, 1,000,000 are subject to monthly vesting over the next 48 months and the other 1,000,000 stock options are subject to the filing of an IND with the FDA before the options begin to vest.

The foregoing description of the Form of Cancellation Agreements, is a summary of the material terms thereof and is qualified in its entirety by the complete text of the form which is attached hereto as Exhibits 10.1 to this Current Report on Form 10-Q.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits

10.1	Form of Stock Option Cancellation Agreement *

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements*

*Filed herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTRIABIO, INC.

Date: May 15, 2017	By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Morgan Fields
Morgan Fields
Chief Accounting Officer
(Principal Accounting Officer)

