Form 10-K
period 2017-06-30
AntriaBio, Inc.
filed 2017-09-22
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended June 30, 2017
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

Act. ☒ Yes  ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 17(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrants most recently completed second fiscal quarter (December 31, 2016) was $35,448,145

Number of shares of issuer’s common stock outstanding as of September 21, 2017: 53,728,640

Portions of the registrant’s Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on November 28, 2017 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

AntriaBio, Inc. (“AntriaBio”, the “Company”, “we” or “us”) is a clinical stage biopharmaceutical company specializing in the development of innovative drug therapies to improve the lives of patients with diabetes and metabolic diseases. We apply our proprietary formulation and manufacturing capabilities to known, well-characterized molecules to create differentiated, patent-protected therapies that have the potential to significantly improve existing standards of care.

Our Pipeline

(1) AB101

Our first product candidate (“AB101”), a microsphere formulation of PEGylated human recombinant insulin, is being developed as an extended acting basal insulin intended for once-weekly subcutaneous injection, for use alone and in combination with bolus prandial insulin or oral glucose lowering therapies, to improve glycemic control in patients with Type 1 and Type 2 Diabetes Mellitus. We believe AB101 has the potential to provide a near peak-less, slow and uniform release of basal insulin. The current standard of care in the $11 billion basal insulin market is daily or twice-a-day injections.

In the first and second quarters of calendar year end 2017, we successfully manufactured and filled vials of AB101 in our facilities in Louisville, Colorado. In June of 2017 we filed an Investigational New Drug (“IND”) application for AB101 with the US Food and Drug Administration (“FDA”).

In July of 2017, we dosed our first patient in our Phase 1 first-in-human clinical trial of AB101. The Phase 1 clinical trial is a first-in-human single ascending dose study to assess the safety and tolerability, pharmacokinetics and pharmacodynamics of AB101 in patients with Type 1 Diabetes Mellitus. The first study part will be sequential cohort dose ranging of AB101, while an optional second study part will compare one or more tested doses of AB101 from part 1 to active comparator Lantus® (insulin glargine).  In addition to safety and pharmacokinetic assessments, the time-action pharmacology of AB101 (onset, peak, and end of action) will be evaluated using several measures of glycemic response, including the hyperinsulinemic euglycemic clamp technique, continuous glucose monitoring, and background insulin use.

Following the completion of the first part of the study, the Company expects to review data and announce high-level results as early as the fourth quarter of calendar year 2017.

In addition, the Company plans to conduct a Phase 2 program to assess and confirm the intended dosing profile, specifically of the once-weekly dosing frequency, and for dose-ranging.  The Phase 3 registration program will comprise multiple studies to compare efficacy and safety to currently available basal insulins, in various combinations with bolus insulin and/or oral glucose lowering agents.  It will be of adequate size to meet recommended guidance for assessing chronic safety when used for Diabetes Mellitus.

(2) AB301

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

Licensing Agreement: Plasma Kallikrein Inhibitors

On August 4, 2017, we licensed from ActiveSite Pharmaceuticals, Inc. (“ActiveSite”) their oral plasma kallikrein inhibitor portfolio (“Portfolio”) targeting the treatment of diabetic macular edema (“DME”) and other plasma kallikrein-medicated diseases such as hereditary angioedema.

ActiveSite has generated proof-of-concept data for their orally-administered plasma kallikrein inhibitors in clinically-relevant animal models of macular edema, and we will leverage that data to complete IND-enabling toxicology studies and prepare for human clinical trials.

Diabetic macular edema is the main cause of vision loss in working-age adults in the U.S. and worldwide.  It results from a breakdown of the blood-retinal barrier and an increase in ‘retinal vascular permeability’ (RVP), caused by a diverse group of conditions, including diabetes.  An estimated 750,000 individuals in the U.S. and another 6 to 9 million worldwide have diabetic macular edema, and these numbers are expected to grow as the incidence of diabetes increases globally.  In the United States, current treatment approaches directly target the VEGF pathway, and are dominated by anti-VEGF agents such as ranibizumab, bevacizumab and aflibercept, which must be injected by retinal specialists on a monthly or bimonthly basis, into the eye.  The extent of therapeutic benefit received from these agents directly correlates with adherence to this administration route and regimen, which is a significant burden for both patients and their healthcare providers, leading to high rates of non-adherence to treatment regimens, and therefore sub-optimal therapeutic outcomes.

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

Sanofi’s Soliqua and Novo Nordisk’s Xultophy are daily injectable GLP-1 agonist and basal insulin combination therapies that have been approved by the FDA. Adocia recently announced plans to develop BioChaperone Glargine Dulaglutide and BioChaperone Liraglutide, which are GLP-1 agonist and basal insulin combination therapies consisting of insulin glargine (Lantus®) and either Eli Lilly’s Trulicty (dulaglutide) or Novo Nordisk’s Victoza (liraglutide). If we successfully develop and commercialize AB301, it would compete directly against Soliqua, Xultophy, BioChaperone Glargine Dulaglutide, BioChaperone Liraglutide and any other GLP-1 agonist and basal insulin combination therapies that obtain regulatory approval. Sanofi and Novo Nordisk are large pharmaceutical companies with substantially greater financial, marketing and development resources than AntriaBio. Further, the pharmaceutical and biotechnology industries are very competitive and are characterized by rapid and continuous technological innovation.

There are a handful of companies developing therapies for diabetic macular edema that could pose as potential competitors to the plasma kallikrein inhibitor therapy we recently acquired from ActiveSite Pharmaceuticals. KalVista Pharmaceuticals, Ampio Pharmaceuticals and Thrombogenics are two such companies. KalVista is developing KVD001, an intravitreal plasma kallikrein inhibitor that is currently in Phase 1 development. Ampio is developing Optina, a low dose of danazol as an oral therapy for DME that is currently in Phase 2-3 development. Thrombogenics is developing THR-149, a bicyclic peptide from Bicycle Therapeutics for DME that is currently in preclinical development. If we successfully commercialize our plasma kallikrein inhibitor, the aforementioned therapies would serve as direct competitors.

We believe there are a number of additional therapies in preclinical and clinical development to treat diabetes and DME that may result in effective, commercially successful treatments, including drugs that may be in development by Sanofi, Novo Nordisk, Eli Lilly and other organizations. Each of these therapies and others may compete with AB101, AB301 and the plasma kallikrein inhibitor therapy we recently acquired from ActiveSite.

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

Our first patent involves a single-step method for rapidly and efficiently preparing conjugates of insulin and its analogs with hydrophilic polymers, such as PEG. This method includes reacting a protein and a hydrophilic polymer in the presence of at least one organic solvent and at least one metal chelator, under near-neutral conditions. More specifically, this invention is directed to the site-specific modification of the proteins with PEG. It also provides a pharmaceutical formulation for the uniform mixture of the protein-PEG conjugate in a biodegradable polymer. This patent, which expires in April 2024, is issued in the US, Australia, India, Japan and Europe, and is pending in Canada, Brazil, China and Hong Kong.

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

Our second patent portfolio was filed in July 2014 as a nonprovisional patent application covering novel methods and systems used to create biodegradable microparticles with superior syringeability, injectability, flowability, and uniformity. This patent is issued in the US and is pending in other jurisdictions, which expires in 2034. The methods claimed in the patent are directed towards the microsphere manufacturing technology platform that is broadly applicable to current and future products under development.

For our third patent portfolio, we filed a provisional patent application in December 2014 around novel compositions and systems used to create formulations for sustained release products that are used by themselves or in combination with other molecules. This Patent application was converted to a nonprovisional patent application in December 2015. When issued, this patent will expire in 2034.

For our fourth patent portfolio, we filed a provisional patent application in June 2015 around improved methods for site-specific amine pegylation. This patent application was converted to a nonprovisional patent application in June 2016. When issued, this patent will expire in 2035.

For our fifth patent portfolio, we filed a nonprovisional patent application in September 2017 for a new propriety emulisifier (“Emulisifier”) to be used in our manufacturing process. When issued, this patent will expire in 2037.

We continue to work towards filing additional patent applications that are directed towards both technology enhancements and product candidates.

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

Research and Development

We incurred approximately $12,095,000 and $9,448,000 in research and development expenses for the years ended June 30, 2017 and 2016, respectively.

Employees

As of June 30, 2017, we had forty-six full-time employees as well as four contract employees, all of whom have experience with pharmaceutical, biotechnology or medical product companies. None of our employees or contractors are covered by collective bargaining agreements.

Corporate Information

We were incorporated in Delaware in 2010. We maintain executive offices located at 1450 Infinite Drive, Louisville, Colorado 80027 and our phone number is 303-222-2128. Our website is located at www.antriabio.com. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated into this document.

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

Risks Related to Our Business

We will need substantial additional capital to fund our operations. If we fail to obtain additional capital, we may be unable to sustain operations.

Our operations consume substantial amounts of cash and we expect that our cash used by operations will continue to increase for the next several years. As of June 30, 2017, we had approximately $4.5 million in cash on hand. We will need to raise additional capital prior to the end of the first quarter of calendar year 2018 in order to sustain our operations and we estimate that we will need at least an additional $15 million in capital to cover operating expenses through December 2018. If we are unable to raise additional capital, we may have to significantly delay, scale back or discontinue one or more of our drug development or research and development programs. We may be required to cease operations or seek partners for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available. In the absence of additional capital we may also be required to relinquish, license or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on terms that are less favorable than might otherwise be available.

Our corporate objectives are dependent upon one another and to the extent that there is a delay or complication in any one objective, our ability to timely complete our other goals could be adversely impacted.

Our corporate objectives are dependent upon one another and to the extent that there is a delay, complication or failure in any one objective, our ability to complete our other goals in a timely fashion could be adversely impacted. For example, we are currently conducting a Phase 1 first-in-human clinical study of our lead product candidate, AB101, a once-weekly injectable basal insulin for patients with type 1 and type 2 diabetes mellitus (“Study”) while concurrently expanding our pipeline and advancing additional potential drug candidates towards clinical studies. We anticipate generating results from the Study as early as fourth quarter of calendar year 2017 when we also anticipate needing to raise additional capital. We expect that potential investors will want to review the results from the Study prior to making an investment decision and in the event that the results from the Study do not meet or exceed expectations, we may not be able to raise capital and advance additional pipeline candidates or sustain operations.

Results of preclinical testing or earlier clinical studies are not necessarily predictive of future results, therefore none of the product candidates we advance into clinical studies may have favorable results in later clinical studies or receive regulatory approval.

Success in preclinical testing does not ensure that clinical studies will generate adequate data to demonstrate the efficacy and safety of an investigational drug or biologic. For example, while we have generated promising preclinical results for AB101, there is no assurance that we will generate similar data in the Study or additional clinical studies. Even if the Study or other clinical studies for additional programs produces promising results, there is no assurance that such results will be replicated or exceeded in later clinical studies. A number of companies in the biopharmaceutical industry, including those with greater resources and experience, have suffered significant setbacks in clinical studies, even after seeing promising results in earlier preclinical and clinical studies. We do not know whether the Study or any other clinical studies that we may conduct will demonstrate adequate efficacy and safety to justify the continuing advancement of a program. If later stage clinical studies do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted. Even if we believe that our product candidates have performed satisfactorily in preclinical testing and clinical studies, we may still fail to obtain FDA approval for our product candidates.

We may experience delays in our clinical trials that could adversely affect our financial position.

Many factors could affect the timing of the Study and other clinical trials that we may conduct, including lack of cGMP drug product, slow patient recruitment, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new drugs approved for the conditions we are investigating. Other companies may be conducting clinical trials or may announce plans for future trials that will be seeking patients with the same indications as those we are studying. As a result of all of these factors, our trials may take longer to enroll patients than we anticipate. Delays in patient enrollment in the trials may increase our costs and slow down our product development and approval process. Our product development costs will also increase if we need to perform more or larger clinical trials than planned. Any delays in completing our clinical trials could adversely impact our cash position and ability to support ongoing operations.

Due to our reliance on contract research organizations or other third parties to conduct clinical trials, we may not have complete control over the timing, conduct and expense of our clinical trials.

We rely primarily on third parties to conduct our clinical trials. As a result, we will have less control over the conduct of the clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trial than would be the case if our own staff conducted all clinical trials. Communicating with outside parties can also be challenging, potentially leading to mistakes and difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may experience unexpected increased costs that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay our trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

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

We may not be successful in our efforts to partner AB101 or any of our programs with larger pharmaceutical companies.

Complete clinical programs through Phase 3 and beyond for drug candidates in diabetes and metabolic diseases are expensive and complex. We estimate that prior any regulatory approval of AB101 more than $300 million would be required to fund manufacturing scale up and clinical studies. As a result, we expect to partner with a larger pharmaceutical company with broader resources and experience to advance AB101 into later clinical studies. Even if the Study or additional early studies of AB101 produces compelling data supporting the advancement of the program, no assurance can be given that any of the larger pharmaceutical companies will be interested in partnering with us or that we would be able to enter into a collaboration on favorable terms. Our failure to partner AB101 could have a material and adverse impact on our ability to further develop the program or continue our overall operations.

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

The pharmaceutical market is highly competitive. If approved by regulatory agencies and subsequently commercialized, our product candidates that contain currently approved active ingredients will likely face competition from existing products on the market. In particular, if we successfully commercialize AB101, our product candidate would compete directly against Sanofi’s Toujeo and Lantus, Novo Nordisk’s Levemir and Tresiba and Eli Lilly’s Basaglar. Additionally, other pharmaceutical and biotechnology companies may develop improved formulations of the same drugs that compete with drug products we are developing. It is possible that our competitors will develop and market products that are less expensive, more effective or safer than our future products or that will render our products obsolete. We expect that competition from pharmaceutical and biotechnology companies, universities and public and private research institutions will increase. Many of these competitors have substantially greater financial, technical, research and other resources than we do. We may not have the financial resources, technical and research expertise or marketing, distribution or support capabilities to successfully compete with these competitors.

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

Our manufacturing experience is limited.

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

Our manufacturing facilities require specialized personnel and are expensive to operate and maintain. Any delay in the regulatory approval of product candidates to be manufactured in these facilities will require us to continue to operate these expensive facilities and retain specialized personnel, which may increase our losses. Construction of our manufacturing facility and original validation has been completed. Validation is an ongoing process that must be maintained to allow us to manufacture under cGMP guidelines. We cannot guarantee that the FDA or any foreign regulatory agencies will approve our other facilities or, once approved, that any of our facilities will remain in compliance with cGMP regulations.

The manufacture of pharmaceutical products is a highly complex process in which a variety of difficulties may arise from time to time. Specifically, the manufacture of microspheres consists of twelve highly engineered unit operations to produce a sterile dry powder in vial for resuspension. We may not be able to resolve any such difficulties with this process in a timely fashion, if at all. We are currently the sole manufacturer of AB101 and if anything were to interfere with our continuing manufacturing operations in our facility, it could materially adversely affect our business and financial condition.

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

We currently have clinical trial insurance on AB101, our lead product candidate. This product liability insurance coverage for our clinical studies may not be sufficient to reimburse us for all expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for any of our product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain this product liability insurance on commercially reasonable terms. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

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

Our financial statements have been prepared on the basis that we will continue as a going concern. For the period from March 24, 2010 to June 30, 2017, we have an accumulated deficit of approximately $64,322,000. As of June 30, 2017, our total stockholder’s equity was approximately $8,528,000 and we had working capital of approximately $3,157,000. We expect to continue to incur losses for the foreseeable future as we develop and commercialize AB101, and we must raise additional capital from external sources in order to sustain our operations. Primarily as a result of our history of losses and limited cash balances, our independent registered public accounting firm has included in their audit report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, our ability to obtain financing to continue to fund our operations. We cannot provide any assurance that we will be able to raise additional capital. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in the development of AB101 and other product candidates.

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

Since inception, we have not generated any revenues and have incurred an accumulated deficit of approximately $64,322,000 through June 30, 2017. We expect to continue to incur substantial operating losses for the next several years as we move AB101 and other product candidates into clinical trials and continue our research and development efforts. To become profitable, we must successfully develop, manufacture and market our product candidates, either alone or in conjunction with possible collaborators. We may never have any revenues or become profitable.

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

In connection with the audit of the fiscal 2017 consolidated financial statements of AntriaBio, Inc., our auditors noted a material weakness in our controls, principally as a result of not having segregated duties as our Chief Accounting Officer can initiate and complete transactions, not having measures that would prevent the Chief Accounting Officer from overriding the internal control system, and the Chief Accounting Officer is responsible for complex accounting issues without additional reviews within the Company. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting that results in more than reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. We have also begun evaluating and implementing additional procedures to improve the segregation of duties. We cannot assure that these or other measures will fully remediate the deficiencies or material weakness described above. We also cannot assure you that we have identified all of our existing significant deficiencies and material weaknesses, or that we will not in the future have additional significant deficiencies or material weaknesses.

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

We typically develop our product candidates using compounds that we have acquired or in-licensed, including the original composition of matter patents and patents that claim the activities and methods for such compounds’ production and use. For example, in 2017 we in-licensed a kallikrein inhibitor portfolio from ActiveSite Pharmaceuticals and in consideration for such license, we will owe milestone payments and  royalties to ActiveSite if and when we progress product candidates through development.

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

If the Company is required to impair their long-lived assets, the Company’s financial condition and results could be negatively affected.

If we are unable to manufacture products in our manufacturing facilities or successfully develop products using our patents that were purchased, the Company may conclude our long-lived assets may be impaired. If we evaluate our long-lived assets and deem that there is an impairment, under current accounting standards, the Company will be required to write down the assets. Any write-down would have a negative effect on our consolidated financial statements.

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

Our stock price has been under downward pressure for over a year and we have been puzzled as to why there would be consistent downward pressure on our stock even in the face of positive news about the Company and our prospects. Following some investigation and with the assistance of outside advisors, we believe we are the target of naked short selling. Naked short selling is when an investor sells short shares that they do not possess and have not confirmed their ability to possess. If the trade associated with the short does not take place within the clearing time period and the short-seller does not tender shares to the buyer, the trade is considered a “failure to deliver.”

Naked short selling, a practice that is prohibited by the SEC's Regulation SHO, reduces the value of companies and shareholders' investments by artificially pushing a company’s stock price down. For smaller companies like ours that are looking to raise working capital, it makes the process difficult. Upon tracking our trading activity, we have determined that approximately 44% of our daily trading volume is short selling and we believe that the short sellers have been lax at complying with Regulation SHO since early 2013. There are no assurances that we will be able to curb the naked short selling of our stock.

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

We plan to seek listing of our common stock on the NYSE MKT or NASDAQ exchange as soon as reasonably practicable. In 2011, the NYSE MKT and the NASDAQ amended their listings to restrict the ability of companies that have completed reverse mergers to list their securities on such exchanges. In order to become eligible to list their securities on such exchange, reverse merger companies must have had their securities traded on an over-the-counter (OTC) market for at least one year, maintained a certain minimum closing price for no less than 30 of the most recent 60 days prior to the filing of an initial listing application and prior to listing, and timely filed with the SEC all required reports since consummation of the reverse merger, including one annual report containing audited financial statements for a full fiscal year commencing after the date of the filing of the Form 8-K containing the Company’s Form 10 information. To date the Company has not met all of the filing requirements above and may not be able to satisfy the initial listing standards of the NYSE MKT or NASDAQ exchanges in the foreseeable future or at all. Even if we are able to list our common stock on such exchange, we may not be able to maintain a listing of the common stock on such stock exchange.

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
22

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

ITEM 2. PROPERTIES

Our corporate headquarters are located at 1450 Infinite Drive, Louisville, Colorado. On May 5, 2014, we entered into a lease agreement for the lease of 27,000 square feet of office, lab and clean room space in Louisville, Colorado. On March 17, 2017, we entered into a lease agreement for an additional 20,000 square feet of office and warehouse space in Louisville, Colorado and sub-leased approximately 10,000 square feet of our original office space.

ITEM 3. LEGAL PROCEEDINGS

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

On May 2, 2017, the parties to the litigation agreed to a settlement agreement (the “Settlement”) regarding the litigation and submitted the terms of the settlement to the Chancery Court for its approval. We agreed to among other things (i) cancel certain options granted to certain members of the board of directors and our executive officers, (ii) reduce the number of options issuable under the 2016 plan, (iii) include an amendment to the Company’s Bylaws at the Company’s next annual meeting and (iv) implement certain corporate governance changes. The proposed settlement was conditioned upon, among other things, approval by the Chancery Court. We believed the claims asserted in the action are without merit but we entered into the settlement to avoid the costs, risks and uncertainties inherent in litigation. The Chancery Court approved the settlement in all respects on June 28, 2017.

In September 2017, the Company settled with the plaintiff’s lawyer to pay certain legal expenses related to the Settlement (“Fee Settlement”). The Company will pay $125,000 at the time the Fee Settlement is approved by the Chancery Court and an additional $125,000 at the earlier of (1) the Company uplisting to NASDAQ or (2) April 30, 2018. The Company is still waiting for the Chancery Court to approve the Fee Settlement.

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

The following table sets forth the high and low last reported sale price information for our common stock for the fiscal quarters:

	Common Stock
	High	Low

First quarter 2016	$2.00	$1.13
Second quarter 2016	$1.79	$1.03
Third quarter 2016	$1.50	$0.80
Fourth quarter 2016	$1.18	$0.80
First quarter 2017	$1.45	$0.81
Second quarter 2017	$2.00	$0.63
Third quarter 2017	$1.10	$0.82
Fourth quarter 2017	$1.25	$0.96

Holders

As of September 21, 2017 there were of record approximately 379 holders of common stock.

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

Unregistered Sale of Equity Securities

On February 1, 2017, we entered into a consulting agreement with an individual. As part of the compensation for the consultant, we agreed to issue a warrant to purchase 250,000 shares of common stock as part of the agreement in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. The warrants vest monthly over 48 months and contain cashless exercise rights. As part of the consulting agreement, the individual also received warrants to purchase an additional 250,000 shares of common stock for assistance with the most recent financing. These warrants contain cashless exercise rights and have an exercise term of ten years. All of the warrants shall be adjusted both as to the number of Shares and price into which and at which they are exercisable, based on any splits, conversions, or reorganizations that affect the Company’s common stock.

On June 30, 2017, we completed a close of a private placement transaction with accredited investors in which we issued shares of common stock priced at $1.00 per share. We issued an aggregate of 1,550,000 shares of common stock and received gross cash proceeds of $1.6 million, excluding placement agent compensation, transaction costs, fees and expenses. We relied on an exemption from registration under Section 4(a)(2) of the Securities Act.

Equity Compensation Plan Information

Upon our acquisition of Antria Acquisition Corporation pursuant to the Reverse Merger, we assumed the option agreements (“Assumed Options”). The Assumed Options are governed by the terms of their respective option agreements. The Assumed Options generally are nontransferable and expire no later than five years from the date of grant. As of May 12, 2017, 1,166,667 of the options were cancelled in connection with the Settlement. All of the Assumed Options still outstanding have vested as of June 30, 2017. The Assumed Options have an exercise price of $4.50 per share.

In June 2013, the Company approved the grant of options to purchase 8,334 shares of common stock to contractors of the Company. The options are governed by the terms of their respective option agreements and expire no later than five years from the date of the grant. All of the options have vested as of June 30, 2017. The options have an exercise price of $4.50.

On March 26, 2014, the Board and the holders of a majority of the Company’s issued and outstanding stock, adopted the Company’s 2014 Stock and Incentive Plan which allows the Company to issue up to 3,750,000 of common stock in the form of stock options, incentive options or common stock. The Company had granted 3,295,000 of these shares as stock options to current employees and directors of the Company as of June 30, 2017. The options are governed by the 2014 Stock and Incentive Plan and expire no later than seven years from the date of the grant. The options vest on a monthly basis over 48 months with some options subject to a one year cliff and have an exercise price based on the fair value of the common stock on the date of grant.

On February 23, 2015, the Board adopted the Company’s 2015 Non Qualified Stock Option Plan which allows the Company to issue up to 6,850,000 shares of common stock in the form of stock options. The 2015 Non Qualified Stock Option Plan will be administered by a committee of the Board, or the entire Board if a committee has not been formed. The Board or Committee has the authority to issue options to any eligible persons, which includes employees, officers, non-employee directors, consultants, independent contractors, or advisors providing services to the Company. The Board or Committee also determines the terms and conditions of any options issued. The Board has issued options to purchase 4,397,000 shares of common stock through the year ended June 30, 2016 and issued options to purchase an additional 90,000 shares of common stock through June 30, 2017. The options are governed by the 2015 Non Qualified Stock Option Plan and expire no later than ten years from the date of the grant. The options vest on a monthly basis over 48 months with some options subject to a one year cliff and have an exercise price based on the fair value of the common stock on the date of grant.

On October 31, 2016, the Board adopted the AntriaBio, Inc. 2016 Non Qualified Stock Option Plan which allows the Company to issue up to 35,000,000 shares of common stock in the form of stock options. The 2016 Non Qualified Stock Option Plan was amended on August 21, 2017 to reduce the number of shares to be issued to 15,000,000 shares of common stock in the form of stock options. The 2016 Non Qualified Stock Option Plan will be administered by a committee of the Board, or the entire Board if a committee has not been formed. The Board or Committee has the authority to issue options to any eligible persons, which includes employees, officers, non-employee directors, consultants, independent contractors, or advisors providing services to the Company. The Board or Committee also determines the terms and conditions of any options issued. The Board has issued options to purchase 28,995,000 of these shares to current employees and directors as of June 30, 2017, of which 15,450,000 were determined to be cancelled by the Board during the year ended June 30, 2017. The options are governed by the 2016 Non Qualified Stock Option Plan and expire no later than ten years from the date of the grant. The options vest on a monthly basis over 48 months, except for 100,000 of the options which do not begin to vest until specific events have occurred and then begin to vest over 48 months. Some options are subject to a one year cliff and all options have an exercise price based on the fair value of the common stock on the date of grant.

The following table displays equity compensation plan information as of June 30, 2017:

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compansation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	3,145,417	2.95	455,000
Equity compensation plans not approved by security holders (1)	18,145,334	$1.73	3,818,000
Total	21,290,751	$1.65	4,273,000

(1)	On August 21, 2017, the number of shares issuable in the 2016 Non Qualified Stock Option Plan was reduced to fifteen million shares which are the amount of shares included above.

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

Our primary near-term objectives are: (1) to complete in the fourth quarter of calendar year 2017 the first part of our ongoing Phase 1 first-in-human clinical study of our lead product candidate, AB101, a once-weekly injectable basal insulin for patients with Type 1 and Type 2 diabetes mellitus (“Study”); and (2) raise additional capital to fund ongoing operations following the review and announcement of summary data from the Study.

In June 2017, we filed an IND for AB101 with the FDA and in July 2017, we dosed our first patient in the Study. The study is a first-in-human single ascending dose study to assess the safety and tolerability, pharmacokinetics and pharmacodynamics of AB101 in patients with Type 1 Diabetes Mellitus. The first part of the study is a sequential cohort dose ranging of AB101 and there is an optional second study part to compare one or more tested doses of AB101 to Lantus®. In addition to safety and pharmacokinetic assessments, the time-action pharmacology of AB101 (onset, peak, and end of action) is being evaluated using several measures of glycemic response, including the hyperinsulinemic euglycemic clamp technique, continuous glucose monitoring, and background insulin use.

We remain focused on ensuring we have sufficient capital to fund our ongoing operations. We have raised approximately $13 million in calendar year 2017 from individual investors in the US as well as pharmaceutical companies and funds in the Republic of Korea. The Company is targeting another total raise of at least $15 million, which we expect will allow us to sustain operations through the end of calendar year 2018. In addition to funding additional clinical studies of AB101, the incremental funding will allow us to advance our pipeline and cover general and administrative expenses. The Company has also been actively conducting animal studies to screen potential new product candidates as we seek to evolve our drug pipeline. Prior to the end of calendar year 2017, the Company expects to achieve proof of concept in animals for at least one potential pipeline drug candidate which will support advancing that candidate into IND-enabling studies in 2018.

Nonetheless, no assurance can be given that the Company will be successful in its efforts in raising additional capital. Further, if the Company is unsuccessful, the lack of funding will materially and adversely impact the Company’s business and prospects. In particular, our ability to raise additional capital is substantially dependent upon results from the Study and in the event that such results fail to meet or exceed expectations, we may not be abe to attract additional capital to support the continuation of the program or overall operations.

Significant Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to the useful lives of depreciable assets, the fair value of share-based payments and warrants, fair value of derivative instruments, income tax valuation allowances, the probability and potential magnitude of contingent liabilities, going concern analysis and the impairment of long-lived assets. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstance, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

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

Results of Operations

The Company recorded net losses of $20,277,132 and $14,935,542 for the years ended June 30, 2017 and 2016, respectively.

Revenues - We are a preclinical stage company and have not yet generated any revenues.

Expenses – Research and development costs include salaries, benefits and other staff-related costs; consultants and outside costs; material manufacturing costs; and facilities and other costs. Research and development costs for the years ended June 30, 2017 and 2016 were $12,094,734 and $9,448,388, respectively. The increase is due to the Company increasing the number of research and development employees. The Company has also seen a significant increase in the manufacturing costs as the Company completed the manufacture of AB101 for the first clinical studies and also began the clinical studies during the current year.

General and administrative costs for the years ended June 30, 2017 and 2016 were $8,229,314 and $5,502,902, respectively. The increase is mainly due to the Company increasing the stock option expense as well as an increase in professional fees and rent expense in 2017. The Company also recorded approximately $1.2 million of stock compensation expense for stock options that were cancelled during the year ended June 30, 2017. The remaining expenses have remained fairly consistent between the years ended June 30, 2017 and 2016.

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

Net Cash Used in Operating Activities

During the year ended June 30, 2017, our operating activities used approximately $13.3 million in cash. The use of cash was $7.1 million lower than the net loss due to non-cash charges for stock-based compensation, derivative expenses, amortization and depreciation as well as other non-cash activities. Net cash used in operating activities also included a $68,762 increase in other assets, a $86,293 increase in deferred lease asset and cash provided by a $112,347 increase in accounts payable and accrued expenses and a $109,856 decrease in the deferred lease liability.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended June 30, 2017 was $195,383. During the year, the Company purchased $407,929 of fixed assets for the facility, received $187,500 as a return of the security deposit on the lease of the facility and received $25,046 of a sublease deposit.

Net cash used in investing activities during the year ended June 30, 2016 was $1,454,123. During the year, the Company purchased $2,091,790 of fixed assets for the facility, received $187,500 as a return of the security deposit on the lease of the facility and had a decrease in restricted cash of $450,167 as the construction project was completed and the restriction was released.

Net Cash from Financing Activities

Net cash provided by financing activities during the year ended June 30, 2017 was $13,931,367. During the year, the Company received proceeds from an equity issuance of $14,637,689 and paid out issuance costs of $683,194. The Company also made capital lease payments of $23,128.

Net cash provided by financing activities during the year ended June 30, 2016 was $10,725,928. During the year, the Company received proceeds from the issuance of preferred stock of $6,347,615 and proceeds from an equity issuance of $5,362,521 and paid out issuance costs of $890,357. The Company also made capital lease payments of $93,851.

Liquidity and Capital Resources

As of June 30, 2017, we have approximately $4.5 million in cash on hand and working capital of approximately $3.2 million. During the year ended June 30, 2017, we closed on an equity transaction in which we issued units consisting of one share of common stock and a warrant to purchase either one-half or one share of common stock. During the year ended June 30, 2017, we also closed on an equity transaction in which we issued straight shares of common stock.

The Company received net proceeds of approximately $14 million from the transactions above. While we do have cash on hand, we anticipate that we will need an additional $15 million to cover operating expenses, continuing clinical trials of AB101 and continuing research and development of our product pipeline through the calendar year end 2018. We are currently evaluating raising additional capital to fund our current and future operations.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet transactions.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2017.

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Operating lease obligations	$3,324,070	$691,422	$1,377,056	$686,228	$569,364
Less: Operating sublease income	(457,743)	(152,005)	(305,738)	-	-
Net total obligations	$2,866,327	$539,417	$1,071,318	$686,228	$569,364

Recently Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K regarding the impact of certain accounting pronouncements on our consolidated financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting at June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control—Integrated Framework. Based on that assessment under those criteria, our management has determined that, at June 30, 2017, our internal control over financial reporting was not effective due to a material weakness in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

The material weakness assessed by management was that (1) we have not segregated duties as our chief accounting officer can initiate and complete transactions in the general ledger system, (2) we have not implemented measures that would prevent the chief accounting officer from overriding the internal control system, and (3) the chief accounting officer is responsible for complex accounting issues without additional review from within the Company. We do not believe that this control weaknesses has resulted in deficient financial reporting because the chief executive officer is aware of his responsibilities under the SEC reporting requirement and personally certifies the financial reports.

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

ITEM 9B. OTHER INFORMATION

See Item 5 of this annual report on Form 10-K for a description of our unregistered sales of securities during our fiscal year ended June 30, 2017. Such description is incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be included in the Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended June 30, 2017, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended June 30, 2017, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended June 30, 2017, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

Through June 30, 2016, PH has invested $2 million into the Company. On March 6, 2017, PH purchased an additional $3 million of our common stock and the Company and PH are currently in discussions regarding the terms and scope of the License.

pH Pharma Services Agreement

On July 1, 2016, the Company and PH entered into a Master Services Agreement in which PH will perform business development services in Korea for the Company at a price of $10,350 per month. The Master Services Agreement was terminated in June 2017 with PH.

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

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of the NASDAQ Stock Market to determine whether our current director or our new directors are independent. We have determined that as of the date of this Annual Report Barry Sherman, David Welch, Samir Patel, and Tae Hoon Kim would qualify as “independent” in accordance with the published listing requirements of The NASDAQ Stock Market and for purposes of Section 16 of the Exchange Act. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be included in the Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended June 30, 2017, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The following documents are filed as part of this Form 10-K, as set forth on the Index to Financial Statements found on page F-1.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of June 30, 2017 and 2016

•	Consolidated Statements of Operations for the years ended June 30, 2017 and 2016

•	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2017 and 2016

•	Consolidated Statements of Cash Flows for the years ended June 30, 2017 and 2016

•	Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

Not Applicable.

(a)(3)	Exhibits

2.1	Share Exchange and Reorganization Agreement, January 31, 2013 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

2.2	Plan of Conversion, dated January 10, 2013 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filing on January 11, 2013)

3.1	Articles of Conversion, dated January 10, 2013 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filing on January 11, 2013)

3.2	Certificate of Conversion, dated January 10, 2013 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filing on January 11, 2013)

3.3	Certificate of Incorporation, dated January 10, 2013 (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K filing on January 11, 2013)

3.4	Delaware Bylaws, dated January 10, 2013 (incorporated by reference to Exhibit 3.4 of the Company’s Form 8-K filing on January 11, 2013)

3.5	Certificate of Amendment to the Certificate of Incorporation, dated April 30, 2014 (incorporated by reference to Exhibit 3.5 of the Company’s Form S-1 filing on May 20, 2014)

3.6	Certificate of Designation dated December 7, 2015 (incorporated by reference on exhibit 3.1 of the Company’s Form 8-K on December 10, 2016)

4.1	Form of Konus Warrant (incorporated by reference to Exhibit 4.5 of the Company’s Form 8-K filing on April 1, 2014)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filing on April 1, 2014)

4.3	Form of Bridge Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filing on January 16, 2014)

4.4	Form of Conversion Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filing on April 1, 2014)

4.5	Form of Compensation Warrant (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filing on May 14, 2014)

4.6	Form of Warrant (incorporated by reference to the Company’s Form 8-K filing on December 4, 2014)

4.7	Form of Financing Warrant (incorporated by reference to the Company’s Form 8-K filing on January 5, 2015)

4.8	Form of Warrant (incorporated by reference to the Company’s Form 8-K filing on April 6, 2015)

4.9	Form of Financing Warrant (incorporated by reference to the Company’s Form 8-K filing on April 6, 2015)

4.10	Form of Agent Warrant (incorporated by reference to the Company’s Form 8-K filing on December 10, 2015)

4.11	Form of Warrant (incorporated by reference to the Company’s Form 8-K filing on June 29, 2016)

4.12	Form of Agent Warrant (incorporated by reference to the Company’s Form 8-K filing on June 29, 2016)

10.1	Asset Purchase Agreement with PR Pharmaceuticals (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.2	Asset Purchase Agreement (incorporated by reference to the Company’s Form 8-K filing on November 10, 2014.

10.3	Employment Agreement with Nevan Elam, dated June 18, 2012 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.4	Amended and Restated Employment Agreement with Nevan Elam, dated March 26, 2014 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filing on April 1, 2014)

10.5	Second Amended and Restated Employment Agreement with Nevan Elam, dated February 23, 2015 (incorporated by reference to the Company’s Form 8-K filing on February 24, 2015)

10.6	Employment Agreement with Sankaram Mantripragada, dated April 1, 2012 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.7	Amended and Restated Employment Agreement with Sankaram Mantripragada, dated March 26, 2014 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filing on April 1, 2014)

10.8	Second Amended and Restated Employment Agreement with Sankaram Mantripragada, dated February 23, 2015 (incorporated by reference to the Company’s Form 8-K filing on February 24, 2015)

10.9	Consulting Agreement with Hoyoung Huh, dated July 1, 2012 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.10	Termination Agreement with Hoyoung Huh, dated March 26, 2014 (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filing on April 1, 2014)

10.11	Employment Agreement with Hoyoung Huh, dated January 1, 2015 (incorporated by reference to the Company’s Form 8-K filing on January 8, 2015)

10.12	Amended and Restated Employment Agreement with Hoyoung Huh, dated October 31, 2016 (incorporated by reference to the Company’s Form 8-K filing on November 11, 2016)

10.13	Amended and Restated Employment Agreement with Morgan Fields, dated February 23, 2015 (incorporated by reference to the Company’s Form 8-K filing on February 24, 2015)

10.14	Option Agreement with Steve Howe, dated January 30, 2013 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.15	Option Agreement with Nevan Elam, dated January 30, 2013 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.16	Option Agreement with Sankaram Mantripragada, dated January 30, 2013 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.17	Option Agreement with Hoyoung Huh, dated January 30, 2013 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)

10.18	Subscription Agreement (incorporated by reference to the Company’s 8-K filing on January 16, 2014)

10.19	Form of Bridge Note (incorporated by reference to the Company’s Form 8-K filing on January 16, 2014)

10.20	Form of Note Conversion Letters (incorporated by reference to the Company’s Form 10-Q filing on February 13, 2014)

10.21	Unit Subscription Agreement (incorporated by reference to the Company’s Form 8-K filing on April 1, 2014)

10.22	AntriaBio, Inc. 2014 Stock and Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Information Statement on Schedule 14C filed on April 10, 2014)

10.23	AntriaBio, Inc. 2015 Non Qualified Stock Option Plan (incorporated by reference to the Company’s Form 8-K filing on February 24, 2015)

10.24	AntriaBio, Inc. 2016 Non Qualified Stock Option Plan (incorporated by reference to the Company’s Form 8-K filing on November 4, 2016)

10.25	AntriaBio, Inc. 2016 Non Qualified Stock Option Plan, as Amended *

10.26	Nevan Elam Refresh Stock Option Agreement (incorporated by reference to the Company’s Form 8-K on December 29, 2016)

10.27	Nevan Elam Prospective Refresh Stock Option Agreement (incorporated by reference to the Company’s Form 8-K on December 29, 2016)

10.28	Hoyoung Huh Refresh Stock Option Agreement (incorporated by reference to the Company’s Form 8-K on December 29, 2016)

10.29	Hoyoung Huh Prospective Refresh Stock Option Agreement (incorporated by reference to the Company’s Form 8-K on December 29, 2016)

10.30	Morgan Fields Refresh Stock Option Agreement (incorporated by reference to the Company’s Form 8-K on December 29, 2016)

10.31	Morgan Fields Prospective Refresh Stock Option Agreement (incorporated by reference to the Company’s Form 8-K on December 29, 2016)

10.32	Sankaram Mantripragada Stock Option Agreement (incorporated by reference to the Company’s Form 8-K on December 29, 2016)

10.33	Form of Stock Option Cancellation Agreement (incorporated by reference to the Company’s Form 10-Q filing on May 15, 2017)

10.34	Lease Agreement (incorporated by reference to the Company’s Form 8-K filing on May 12, 2014)

10.35	Lease Agreement with Elion*

10.36	Sublease Agreement with Elion*

10.37	Form of Subscription Agreement (incorporated by reference to the Company’s Form 8-K filing on January 5, 2015)

10.38	Form of Subscription Agreement (incorporated by reference to the Company’s Form 8-K filing on April 6, 2015)

10.39	Form of Purchase Agreement (incorporated by reference to the Company’s Form 10-Q filing on February 16, 2016)

10.40	Collaboration Agreement (incorporated by reference to the Company’s Form 8-K filing on March 2, 2016)

10.41	Form of Purchase Agreement (incorporated by reference to the Company’s Form 8-K filing on June 29, 2016)

10.42	Form of Exchange Agreement (incorporated by reference to the Company’s Form 8-K filing on June 29, 2016)

10.43	Placement Agent Agreement dated March 22, 2016 (incorporated by reference to the Company’s Form 10-K filing on September 28, 2016)

10.44	Placement Agent Agreement dated April 11, 2016 (incorporated by reference to the Company’s Form 10-K filing on September 28, 2016)

10.47	Form of Purchase Agreement (incorporated by reference to the Company’s Form 8-K filing on March 6, 2017)

10.48	Development and License Agreement (incorporated by reference to the Company’s Form 8-K filing on August 7, 2017)

21.1	Listing of Subsidiaries *

23.1	Consent of EKS&H LLLP *

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data File (Form 10-K for the fiscal year ended June 30, 2017 furnished in XBRL)*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTRIABIO, INC.

Date: September 22, 2017	By:	/s/ Nevan Elam
Nevan Elam Chief Executive Officer (Principal Executive Officer)

Date: September 22, 2017	By:	/s/ Morgan Fields
Morgan Fields Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this registration statement has been signed by the following persons in the capacities and on the dated indicated.

Signature	Title	Date

/s/ Nevan Elam		September 22, 2017
Nevan Elam	Chief Executive Officer and Director

/s/ Hoyoung Huh		September 22, 2017
Hoyoung Huh	Director

/s/ Barry Sherman		September 22, 2017
Barry Sherman	Director

/s/ David Welch		September 22, 2017
David F. Welch	Director

/s/ Samir Patel		September 22, 2017
Samir Patel	Director

/s/ Tae Hoon Kim		September 22, 2017
Tae Hoon Kim	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ANTRIABIO, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

AntriaBio, Inc. and Subsidiary

Louisville, Colorado

We have audited the accompanying consolidated balance sheets of AntriaBio, Inc. and subsidiary (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AntriaBio, Inc. and subsidiary as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred significant recurring losses and has inadequate liquidity to support planned future operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EKS&H LLLP

September 22, 2017

Denver, Colorado

AntriaBio, Inc.

Consolidated Balance Sheets

	June 30, 2017	June 30, 2016

Assets

Current assets
Cash	$4,486,538	$4,062,013
Other current assets	442,015	430,094
Total current assets	4,928,553	4,492,107

Non-current assets
Fixed assets, net	5,325,401	5,984,670
Intangible assets, net	44,322	51,614
Deferred lease asset	86,293	-
Deposits	244,341	375,000
Total non-current assets	5,700,357	6,411,284

Total Assets	$10,628,910	$10,903,391

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$1,652,677	$1,500,650
Convertible notes payable	10,000	60,000
Deferred lease liability, current portion	105,295	119,688
Lease payable, current portion	-	23,128
Interest payable	2,762	15,079
Warrant derivative liability	588	11,955
Total current liabilities	1,771,322	1,730,500

Non-current liabilities:
Deferred lease liability, less current portion	304,575	400,038
Deposit liability	25,046	-
Total non-current liabilities	329,621	400,038

Total Liabilities	2,100,943	2,130,538

Commitments and Contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 49,228,640 and 35,110,916 shares issued and outstanding, June 30, 2017 and 2016, respectively	49,230	35,114
Additional paid-in capital	72,800,699	52,782,569
Accumulated deficit	(64,321,962)	(44,044,830)
Total stockholders' equity	8,527,967	8,772,853

Total Liabilities and Stockholders' Equity	$10,628,910	$10,903,391

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Operations

	Years Ended June 30,
	2017	2016

Operating expenses
Research and development
Compensation and benefits	$7,001,151	$4,374,763
Consultants and outside costs	762,670	1,317,465
Material manufacturing costs	2,596,809	2,414,708
Facilities and other costs	1,734,104	1,341,452
	12,094,734	9,448,388

General and administrative
Compensation and benefits	5,569,426	3,891,916
Professional fees	1,100,480	441,978
Investor relations	327,556	259,351
General and administrative	1,231,852	909,657
	8,229,314	5,502,902

Total operating expenses	20,324,048	14,951,290

Loss from operations	(20,324,048)	(14,951,290)

Other income (expense)
Interest income	-	965
Interest expense	(1,595)	(5,039)
Rental income	37,144	-
Derivative income	11,367	19,822
Total other income	46,916	15,748

Net loss	$(20,277,132)	$(14,935,542)

Warrant modification deemed dividend	(3,406,932)	-
Cummulative preferred stock dividend	-	(5,974,385)

Net Loss attributable to common stock	$(23,684,064)	$(20,909,927)

Net loss per common share - basic and diluted	$(0.57)	$(0.84)

Weighted average number
of common shares outstanding - basic and diluted	41,296,741	24,773,213

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Stockholders' Equity

			Additional		Total
	Common Stock, $0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2015	24,338,219	$24,341	$38,138,754	$(29,109,288)	$9,053,807

Stock-based compensation	-	-	3,761,837	-	3,761,837

Fair value of warrants issued	-	-	5,523,706	-	5,523,706

Dividends on Series A Preferred Stock	-	-	(5,974,385)	-	(5,974,385)

Conversion of Series A Preferred Stock into common stock	5,897,677	5,897	5,302,012	-	5,307,909

Exchange on Series A Preferred Stock	-	-	2,929,084	-	2,929,084

Issuance of common stock, net of issuance costs of $1,053,748	4,875,020	4,876	3,101,561	-	3,106,437

Net loss for the year ended June 30, 2016	-	-	-	(14,935,542)	(14,935,542)

Balance at June 30, 2016	35,110,916	$35,114	$52,782,569	$(44,044,830)	$8,772,853

Stock-based compensation	-	-	6,005,670	-	6,005,670

Fair value of warrants issued	-	-	5,434,987	-	5,434,987

Deemed dividend on warrant modification	-	-	(3,406,932)	-	(3,406,932)

Issuance of common stock, net of issuance costs of $1,436,273	14,059,374	14,058	11,924,946	-	11,939,004

Conversion of note payable into common stock	58,350	58	59,459	-	59,517

Net loss for the year ended June 30, 2017	-	-	-	(20,277,132)	(20,277,132)

Balance at June 30, 2017	49,228,640	$49,230	$72,800,699	$(64,321,962)	$8,527,967

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(20,277,132)	$(14,935,542)
Amortization of intangible asset	7,292	7,292
Depreciation expense	1,106,878	743,962
Stock-based compensation expense	6,005,670	3,761,837
Warrant expense	12,564	72,972
Derivative gains	(11,367)	(19,822)
Changes in operating assets and liabilities:
Increase in other assets	(68,762)	(42,083)
Increase in deferred lease asset	(86,293)	-
Increase in accounts payable and accrued expenses	112,347	26,370
(Decrease) increase in interest payable	(2,800)	2,000
Decrease in deferred lease liability	(109,856)	(105,484)
Net Cash Used In Operating Activities	(13,311,459)	(10,488,498)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(407,929)	(2,091,790)
Receipt of sublease deposit	25,046	-
Return of security deposit	187,500	187,500
Decrease in restricted cash	-	450,167
Net Cash Used In Investing Activities	(195,383)	(1,454,123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease payable	(23,128)	(93,851)
Proceeds from issuance of equity financing	14,637,689	5,362,521
Proceeds from issuance of preferred stock	-	6,347,615
Payment of placement agent compensation and issuance costs	(683,194)	(890,357)
Net Cash Provided By Financing Activities	13,931,367	10,725,928

Net increase (decrease) in cash	424,525	(1,216,693)

Cash - Beginning of Year	4,062,013	5,278,706

Cash - End of Year	$4,486,538	$4,062,013

(Continued)

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-
Interest	$-	$-

Non-Cash Transactions:
Warrant value recorded as issuance costs	$753,079	$750,484
Fixed assets acquired through accounts payable and accrued expenses	$39,680	$65,881
Conversion of note payable into common stock	$50,000	$-
Conversion of interest payable into common stock	$9,517	$-
Fair value of warrant modifications recorded as a deemed dividend	$3,406,932	$-
Conversion of preferred stock to common stock	$-	$5,923,200
Deemed dividend on conversion of preferred stock	$-	$5,811,708
Series A Preferred Stock dividend paid in stock	$-	$162,677
Fixed assets acquired through tenant improvement allowance	$-	$46,049

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

Note 1 Nature of Operations

These financial statements represent the consolidated financial statements of AntriaBio, Inc. (“AntriaBio”), and its wholly owned operating subsidiary, AntriaBio Delaware, Inc. (“Antria Delaware”). AntriaBio, and Antria Delaware, are collectively referred to herein as the “Company”. The Company is a clinical stage biopharmaceutical Company.

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

Accounting Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. Such estimates and assumptions impact, among others, the following: the useful lives of depreciable assets, the fair value of share-based payments and warrants, fair value of derivative instruments, estimates of the probability and potential magnitude of contingent liabilities, the valuation allowance for deferred tax assets due to continuing and expected future operating losses, going concern analysis and the impairment of long-lived assets. Actual results could differ from those estimates.

Risks and Uncertainties - The Company's operations may be subject to significant risk and uncertainties including financial, operational, regulatory and other risks associated with a preclinical stage company, including the potential risk of business failure. See Note 3 regarding going concern matters.

Cash - In the statement of cash flows, cash includes cash in hand and other short-term highly liquid investments with original maturities of three months or less. The Company places its cash on deposit with financial institutions it believes to be of high quality. At times during the year and at June 30, 2017, such cash investments were in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

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

Impairment of Long-Lived Assets – The Company routinely performs an evaluation of the recoverability of the carrying value of our long-lived assets to determine if facts and circumstances indicate that the carry value of assets or intangible assets may be impaired and if any adjustment is warranted. As of June 30, 2017, no facts or circumstances had occurred to indicate a change in the carrying amount of the assets and therefore no impairment existed.

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

Comprehensive Income (Loss) – Comprehensive income (loss) is defined as all changes in stockholders’ equity from transactions and other events and circumstances. Therefore, comprehensive income (loss) includes our net loss and all charges and credits made directly to stockholders’ equity other than stockholders’ contributions and distributions. As of June 30, 2017 and 2016, the Company has no items other than net loss affecting comprehensive income (loss).

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

Although there were common stock equivalents of 39,454,065 and 33,462,014 shares outstanding at June 30, 2017 and 2016, respectively, consisting of stock options and warrants; they were not included in the calculation of earnings per share because they would have been anti-dilutive.

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

The carrying amounts of financial instruments including cash, restricted cash, accounts payable and accrued expenses, and convertible notes payable approximated fair value as of June 30, 2017 and 2016 due to the relatively short maturity of the respective instruments.

The warrant derivative liability recorded as of June 30, 2017 and 2016 is recorded at an estimated fair value based on a Black-Scholes pricing model. The warrant derivative liability is a level 3 fair value instrument with the entire change in the balance recorded through earnings. See significant assumptions in Note 10. The following table sets forth a reconciliation of changes in the fair value of financial instruments classified as level 3 in the fair value hierarchy:

Balance as of June 30, 2016	$(11,955)
Total unrealized gains (losses):
Included in earnings	11,367
Balance as of June 30, 2017	$(588)

Recently Issued Accounting Pronouncements - In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for us starting on July 1, 2018, and early adoption is not permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09. Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update will affect all entities that issue share-based payment awards to their employees and is effective for annual periods beginning after December 15, 2016 for public entities. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We will be required to adopt this ASU starting on July 1, 2017 and expect the impact the adoption of this ASU will have a minimal impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-9. Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The update includes guidance on what changes to share-based payment awards would require modification accounting and is effective for annual periods after December 15, 2017. We expect to adopt the ASU 2017-9 on July 1, 2018. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Subsequent Events – The Company has considered subsequent events through the date of issuance of this Report on Form 10-K, and has determined no additional disclosure is necessary, other than those disclosed in the footnotes.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $20,277,132 and net cash used in operations of $13,311,459 for the year ended June 30, 2017, and stockholders’ equity of $8,527,967 and an accumulated deficit of $64,321,962 at June 30, 2017.  In addition, the Company is in the preclinical stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects that its current cash resources as well as expected lack of operating cash flows will not be sufficient to sustain operations for a period greater than one year from the date these financial statements have been issued. The ability of the Company to continue its operations is dependent on Management's plans, which include continuing to raise equity based financing. There is no assurance that the Company will be successful in accomplishing this objective.

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

Going Concern - The Company is required to exercise judgement in determining the going concern analysis. The going concern analysis is determined based on management’s future projected cash flows, management judgement, and future projected financings. Management reviews these inputs on a regular basis based on current and historic events.

Impairment of Long-Lived Assets - The Company is required to exercise judgement in evaluating the recoverability of the carrying value of long-lived assets. The Company evaluates the current events of the Company and business and market conditions. Management reviews these events on a regular basis to determine if any events or circumstances have changed.

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

Note 6 Fixed Assets

The following is a summary of fixed assets and accumulated depreciation:

	Useful
	Life	June 30, 2017	June 30, 2016
Furniture and fixtures	5 - 7 years	$118,450	$62,730
Lab equipment	3 - 15 years	3,946,040	3,585,590
Lab equipment (not yet placed in service)	3 - 15 years	-	4,025
Leasehold improvements	5- 7 years	3,247,038	3,211,575
		7,311,528	6,863,920
Less: accumulated depreciation and amortization		(1,986,127)	(879,250)
		$5,325,401	$5,984,670

Depreciation expense was $1,106,878 and $743,962 for the years ended June 30, 2017 and 2016, respectively.

Note 7 Related Party Transactions

During the year ended June 30, 2017, the company incurred investor relation expenses of $113,175 and general and administration expenses of $13,829 for services performed by related parties of the Company and included in the statement of operations. During the year ended June 30, 2016, there were no related party transactions. As of June 30, 2017 and 2016, there were $25,200 and none, respectively, related party expenses recorded in accounts payable and accrued expense – related party.

On February 29, 2016, we entered into a Strategic Collaboration and License Agreement (“Collaboration Agreement”) with pH Pharma Co., Ltd. (“PH”). Dr. Huh, an officer and Director of the Company is also the CEO of PH and a majority owner. Pursuant to the Collaboration Agreement, the Company conditionally granted PH an exclusive, transferable, license under AB101 patents, patent applications and all other relevant Company intellectual property to manufacture and or offer for sale the Company’s lead product candidate, AB101, in Korea, Cambodia, Laos, Myanmar, Thailand, Malaysia, Singapore and Vietnam (the “License”). The License shall only become effective when PH has purchased a minimum of $8 million of the Company’s securities. In addition, under the terms of the Collaboration Agreement, PH and the Company agree to work together to explore opportunities to utilize the Company’s proprietary microsphere platform for different therapeutic opportunities. As of June 30, 2017, PH has invested $5 million into the Company and the Company and PH are currently in discussions regarding the terms and scope of the License.

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

During the year ended June 30, 2017, one convertible note with a balance of $50,000 and accrued interest converted to 58,350 shares of common stock. As of June 30, 2017 and 2016, the convertible notes outstanding balance was $10,000 and $60,000, respectively, which consists of notes which were not converted at the time of the equity transaction. As of June 30, 2017, all of the outstanding convertible notes have matured and payments were due. The convertible notes which have not been repaid or converted continue to accrue interest at a rate of 8%.

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

Note 10 Shareholders’ Equity (Deficit)

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

During 2016, the Company entered into a private placement transaction in which the Company issued 4,875,020 units to accredited investors. Each investor was issued either Class A Units or Class B units of the Company. Each Class A Unit received one share of common stock and one-half of one common share purchase warrant. If the investor had previously invested in the Company they were eligible for a Class B Unit which received one share of common stock and one common share purchase warrant. Each common share purchase warrant is exercisable at $1.65 per share and will expire 60 months following the issuance. As of June 30, 2016, the Company received net proceeds of approximately $4.8 million after the placement agent compensation and issuance costs paid of $553,428 and $500,320 of warrant expense recorded as issuance costs.

During 2017, the Company closed additional private placement transactions in which the Company issued 5,783,184 units to accredited investors. Each investor was issued either Class A Units or Class B units of the Company. Each Class A Unit received one share of common stock and one-half of one common share purchase warrant. If the investor had previously invested in the Company they were eligible for a Class B Unit which received one share of common stock and one common share purchase warrant. Each common share purchase warrant is exercisable at $1.65 per share and will expire 60 months following the issuance. As of June 30, 2017, the Company received net proceeds of approximately $5.2 million after the placement agent compensation and issuance costs paid of $683,194 and $516,550 of warrant expense recorded as issuance costs.

The Company also entered into a private placement transaction in which the Company issued common stock to accredited investors at an offering price of $1.00 per share. As of June 30, 2017, the Company received net proceeds of approximately $8.1 million after the placement agent compensation of $186,671 of warrant expense recorded as issuance costs. There was no cash placement agent compensation associated with this transaction. On July 17, 2017, the Company received an additional $4.5 million in gross proceeds on the offering.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of June 30, 2017 and 2016.

Note 11 Stock-Based Compensation

Options - AntriaBio adopted individual stock option plans in January 2013 for four officers and/or directors of the Company. The stock option plans granted 1,500,000 option shares with an exercise price of $4.50 and had fully vested as of June 30, 2016. In June 2013, AntriaBio adopted individual stock option plans for two consultants of the Company. The stock option plans granted 8,334 shares with an exercise price of $4.50 per share and had fully vested as of June 30, 2016. As of May 12, 2017, 1,166,667 of the options were cancelled in connection with the settlement as disclosed in Note 13.

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

On February 23, 2015, the Company adopted the AntriaBio, Inc. 2015 Non Qualified Stock Option Plan which allows the Company to issue up to 6,850,000 of common stock in the form of stock options. The Company granted 4,397,000 of these shares to current employees and directors of the Company as of June 30, 2016 and granted an additional 90,000 of these shares to current employees as of June 30, 2017. The options have an exercise price of from $1.00 to $2.06 per share. The options vest monthly over 4 years with some options subject to a one year cliff before options begin to vest monthly.

On October 31, 2016, the Board adopted the AntriaBio, Inc. 2016 Non Qualified Stock Option Plan which allows the Company to issue up to 35,000,000 shares of common stock in the form of stock options. The 2016 Non Qualified Stock Option Plan was amended on August 21, 2017 to reduce the number of shares to be issued to 15,000,000 shares of common stock in the form of stock options. The Board had issued options to purchase 28,995,000 of these shares to current employees and directors as of June 30, 2017, of which 4,360,000 were cancelled before their terms were established and 11,090,000 were additionally cancelled by the Board in relation to the settlement discussed in Note 13 during the year ended June 30, 2017. The Company had 1,550,000 of the cancelled stock options that had begun vesting prior to the cancellation and with the cancellation the Company recorded $1,199,847 of unrecognized stock compensation expense. The options have an exercise price from $1.00 to $1.20 per share. The options expire no later than ten years from the date of the grant. The options vest on a monthly basis over 48 months, except for 100,000 of the options which do not begin to vest until specific events have occurred and then begin to vest over 48 months. Some options are subject to a one year cliff and all options have an exercise price based on the fair value of the common stock on the date of grant.

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

AntriaBio has computed the fair value of all options granted during the year ended June 30, 2017 using the following assumptions:

Expected volatility	74 - 80%
Risk free interest rate	1.46% - 2.43%
Expected term (years)	7
Dividend yield	0%

AntriaBio has computed the fair value of all options granted during the year ended June 30, 2016 using the following assumptions:

Expected volatility	97 - 100%
Risk free interest rate	1.69% - 1.91%
Expected term (years)	7
Dividend yield	0%

Stock option activity is as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding, June 30, 2015	8,702,418	$2.78	7.1
Granted	285,000	$1.07
Forfeited	(40,000)	$1.66
Outstanding, June 30, 2016	8,947,418	$2.73	6.2
Granted	24,725,000	$1.19
Cancelled	(12,256,667)	$1.51
Forfeited	(125,000)	$1.12
Outstanding, June 30, 2017	21,290,751	$1.65	7.7

Exercisable at June 30, 2017	6,657,568	$2.30	6.3

Stock-based compensation expense related to the fair value of stock options was included in the statement of operations as research and development - compensation and benefits expense of $1,790,851 and $1,218,040 for the years ended June 30, 2017 and 2016, respectively and as general and administrative – compensation and benefits expense of $4,214,819 and $2,543,797 for the years ended June 30, 2017 and 2016, respectively. The unrecognized stock-based compensation expense at June 30, 2017 is $12,885,590. AntriaBio determined the fair value as of the date of grant using the Black-Scholes option pricing method and expenses the fair value ratably over the vesting period.

Warrants- AntriaBio issued warrants to agents in conjunction with the closing of various financings and issued warrants in note conversions and private placements as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding, June 30, 2015	19,016,391	$2.33	3.0
Warrants issued in stock conversion	5,897,677	$1.65
Warrants issued in private placements	3,043,669	$1.65
Warrants issued to placement agent	933,639	$1.61
Warrants issued for investor relations	103,000	$1.60
Warrants cancelled	(30,000)	$3.44
Outstanding, June 30, 2016	28,964,376	$2.11	3.1
Warrants issued in private placements	3,248,184	$1.65
Warrants issued to placement agent	786,150	$1.54
Warrants issued for consulting services	250,000	$1.00
Warrants expired	(452,262)	$2.39
Outstanding, June 30, 2017	32,796,448	$1.71	3.71

Year ended June 30, 2016: The Company issued warrants to purchase 5,897,677 shares of common stock at a price of $1.65 per share, exercisable through March 2021 in connection with the issuance of units in a preferred stock conversion. The Company issued warrants to purchase 3,043,669 shares of common stock at a price of $1.65 per share, exercisable through June 2021 in connection with the issuance of units in private placements. The Company issued warrants to the placement agent to purchase 184,490 shares of common stock at a price of $2.34 per share. On June 24, 2016, the Company modified the warrants which in place of the warrant to purchase 184,490 shares of common stock, the Company issued warrants to purchase 327,046 shares of common stock at a price of $1.32 per share, exercisable through December 2023 in connection with the Series A Preferred Stock Offering. The Company issued warrants to the placement agent to purchase 87,500 shares of common stock at a price of $2.50 per share, exercisable through December 2022 in connection with the Series A Preferred Stock Offering. The Company issued warrants to the placement agents to purchase 519,093 shares of common stock at a price of $1.65 per share, exercisable through December 2023 in connection with the private placement. The Company issued warrants to purchase 9,000 shares of common stock at a price of $1.38 per share in connection with investor relations services. The Company issued warrants to purchase 24,000 shares of common stock at a price of $1.34 per share in connection with investor relations services. The Company issued warrants to purchase 60,000 shares of common stock at a price of $1.85 per share in connection with investor relations services. The Company issued warrants to purchase 10,000 shares of common stock at a price of $0.96 per share in connection with investor relations services.

Year Ended June 30, 2017: The Company issued warrants to purchase 3,248,184 shares of common stock at a price of $1.65 per share, exercisable through October 2021 in connection with the issuance of units in private placements. The Company issued warrants to the placement agent to purchase 536,150 shares of common stock at a price of $1.65 per share. The Company issued warrants to the placement agents to purchase 250,000 shares at a price of $1.13 per share. The Company issued warrants to purchase 250,000 shares of common stock at a price of $1.00 per share in connection with a consulting agreement. The warrants to purchase 250,000 shares of common stock vest monthly over four years which is the term of the consulting agreement.

During the year ended June 30, 2017, the Company offered to certain warrant holders the ability to amend their current warrants to set their exercise price at $1.65 for their warrants, extend the warrant exercise date until January 30, 2020 and add an acceleration clause to the warrant. All other warrant terms remained the same. If the investor chose not to amend their warrants, then the original warrant terms would remain in place. The offer to amend expired on January 31, 2017 and warrants to purchase 15,474,883 shares of common stock were amended. As this was a modification to the original warrants, the excess of the fair value of the warrants after the modification over the fair value of the warrants immediately prior to the modification was $3,366,070 and was recorded as the fair value of warrants and as a deemed dividend as additional paid-in capital at the time of the modification. The Company also had warrants to purchase 452,262 shares of common stock expire as of June 30, 2017. The Company also modified warrants to purchase 285,834 shares of common stock with a former placement agent to extend the terms of the warrants for an additional two years. As this was a modification to the original warrants, the excess of the fair value of the warrants after the modification over the fair value of the warrants immediately prior to the modification was $40,862 and was recorded as the fair value of warrants and as a deemed dividend as additional paid-in capital at the time of the modification.

The warrants exercisable for the 66,667 shares of common stock are accounted for under liability accounting for the shares that have vested and were recorded at their fair value on the date of issuance of $50,365 as a liability and as professional fees and investor relation expense. Warrants for 30,000 shares of common stock were cancelled as of December 31, 2015 as the vesting events had not occurred and an additional 20,000 shares had expired as of June 30, 2017. The fair value as of June 30, 2017 and 2016 were $588 and $11,955, respectively which is reflected as a liability with the fair value adjustment recorded as derivative gains or losses on the consolidated statements of operations.

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

The warrants exercisable for 184,490 shares of common stock were accounted for under equity treatment and were fair valued as of the date of issuance. The fair value of the warrants was valued at $184,673 and recorded as additional paid-in-capital and Series A Convertible Preferred Stock as issuance costs. On June 24, 2016, the warrants were modified and in place of the warrants to purchase 184,490 shares were replaced by warrants to purchase 327,046 shares of common stock. The change in the intrinsic value between the old warrants and the new warrants was calculated as $113,521 and was recorded as additional paid-in-capital and as issuance costs. The warrants exercisable for 87,500 shares of common stock were accounted for under equity treatment and were fair valued as of the date of issuance. The fair value of the warrants was valued as $65,490 as additional paid-in-capital and Series A Convertible Preferred Stock as issuance costs. The warrants exercisable for 519,093 shares of common stock were accounted for under equity treatment and were fair valued as of the date of issuance. The fair value of the warrants was valued at $386,800 and recorded as additional paid-in-capital and as issuance costs.

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

The warrants exercisable for the 3,248,184 shares of common stock were accounted for under equity treatment and were recorded at the allocated fair value as of the date of issuance. The estimated fair value of the warrants was $2,759,015 and the allocated fair value of $1,262,413 was recorded into additional paid-in capital. The warrants exercisable for 536,150 shares of common stock were accounted for under equity treatment and were fair valued as of the date of issuance. The fair value of the warrants was valued at $516,550 and recorded as additional paid-in-capital and as issuance costs. The placement agent warrants exercisable for 250,000 shares were accounted for under equity treatment and were fair valued as of the date of issuance. The fair value of the warrants was valued at $236,529 and recorded as additional paid-in-capital and as issuance costs. The warrants exercisable for the 250,000 shares of common stock are accounted for under the equity method of accounting and are fair valued monthly at the date that the warrants vest. As of June 30, 2017, warrants to purchase 15,624 shares of common stock had vested and $12,564 had been recorded into equity and investor relations expense.

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

Significant assumptions for the warrants issued for the year ended June 30, 2017 were as follows:

Expected volatility	24% - 110%
Risk free interest rate	0.45% - 2.35%
Warrant term (years)	0 - 7
Dividend yield	0%

Significant assumptions for the warrants issued for the year ended June 30, 2016 were as follows:

Expected volatility	87% - 151%
Risk free interest rate	0.45% - 2.03%
Warrant term (years)	1 - 7.5
Dividend yield	0%

Note 12 Income Taxes

Taxing jurisdictions related to income taxes are the Unites States Federal Government, the State of Colorado and the State of California. The provision for income taxes is as follows:

	Year Ended June 30,
	2017	2016

Current tax benefit
Federal	$-	$-
State	-	-
	-	-

Deferred tax benefit
Federal	5,542,631	5,065,733
State	618,192	339,091
Change in valuation allowance	(6,160,823)	(5,404,824)
	-	-
Total tax expense	$-	$-

Deferred taxes are a result of differences between income tax accounting and GAAP with respect to income and expenses. The following is a summary of the components of deferred taxes recognized in the financial statements as of June 30, 2017 and 2016:

	As of June 30,
	2017	2016

Deferred tax assets
Net operating loss carryforward	$15,358,843	$10,602,681
Start-up and organizational expenses	540,221	577,110
Stock-based compensation	5,111,766	4,395,306
Other	529,096	265,809
Total deferred tax assets	21,539,926	15,840,906

Deferred tax liabilities
Fixed Assets	349,346	1,072,872
Federal Beneft for state deferred taxex	863,531	601,808
Total deferred tax liabilities	1,212,877	1,674,680

Valuation allowance	(20,327,049)	(14,166,226)
Net deferred taxes	$-	$-

The valuation allowance was established because the Company had not reported earnings in order to support the recognition of the deferred tax asset. The Company has net operating loss carryforwards of approximately $40,009,000 for federal and state income tax purposes. Federal and state net operating loss carryforwards, to the extent not used, will expire starting in 2031. Under provisions of the Internal Revenue Code, substantial changes in the Company’s ownership may result in limitations on the amount of net operating loss carryforwards that can be utilized in future years. As of June 30, 2017, approximately $6,281,000 of the net operating loss carryforwards are subject to IRS limitations. The Company is no longer subject to income tax examinations for federal income taxes before 2011 and for Colorado before 2010.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax loss for the following periods, due to the following:

	Year Ended June 30,
	2017	2016

Computed "expected" tax expense (benefit)	$(6,894,226)	$(5,078,084)
Change in income taxes from:
State taxes net of federal benefit	(617,139)	(339,091)
Permanent differences	18,150	12,351
Return to provision	(205,794)	-
Stock option expirations	1,538,186	-
Change in valuation allowance	6,160,823	5,404,824
	$-	$-

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

On March 17, 2017, the Company sub-leased their original approximately 10,000 square feet of office space to another company. The sublease is for eighty-two months unless the Company is unable to extend its current lease then the sub-lease will expire on March 31, 2020. The Company is to receive monthly payments of $12,523 adjusted annually plus triple net expenses monthly of $12,828 adjusted annually. The Company also received a security deposit of $25,046 which will be returned at the end of the lease.

As of June 30, 2017, minimum rental commitment under the leases is as follows:

	Operating Leases	Sub-lease Income	Total
Year Ending June 30,
2018	691,422	(152,005)	539,417
2019	712,360	(157,187)	555,173
2020	664,696	(148,551)	516,145
2021	338,392	-	338,392
2022	347,836	-	347,836
Thereafter	569,364	-	569,364
	$3,324,070	$(457,743)	$2,866,327

In September 2014, the Company entered into an equipment lease for laboratory equipment to be leased for twenty-four months with a bargain purchase option at the end of the lease. The equipment lease has been recorded as a capital lease with monthly payments of $8,075 per month to be made. The final lease payment for the capital lease was made in September 2016.

License Agreement - On August 4, 2017, the Company entered into a Development and License Agreement with ActiveSite Pharmaceuticals, Inc.  (“ActiveSite”) pursuant to which the Company acquired the rights to ActiveSite’s Plasma Kallikrein Inhibitor program (“PKI Program”).  The Company desires to use the PKI Program to develop, file, manufacture, market and sell products for diabetic macular edema and other human therapeutic indications.  The Company was required to make an upfront payment of $750,000 payable within five (5) days of the date the parties execute the License Agreement and then various milestone payments ranging from $1 million to $10 million when milestone events occur.  The Company would also be required to pay royalty payments of 2% of sales for any products that use the PKI Program.

Legal Matters - From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. During the year ended June 30, 2017, a party initiated a lawsuit against the Company, directors and officers of the Company for a shareholder demand related to corporate governance and employee stock option plans.  A settlement has been reached which was approved by the Court of Chancery of the State of Delaware and does not have a material effect on the results of operations other than the cancellation of stock options as disclosed in Note 11. The Company has also reached an agreement with the plaintiff’s lawyers on the fees to be paid which is recorded in the statement of operations. There are no other proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest.

