Form 10-Q
period 2017-09-30
AntriaBio, Inc.
filed 2017-11-14
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

☐ Yes ☒ No

Number of shares of issuer’s common stock outstanding as of November 14, 2017: 53,728,640

i

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AntriaBio, Inc.

Consolidated Balance Sheets

	September 30, 2017	June 30, 2017
	(Unaudited)
Assets

Current assets
Cash	$4,015,715	$4,486,538
Other current assets	349,170	442,015
Total current assets	4,364,885	4,928,553

Non-current assets
Fixed assets, net	5,064,604	5,325,401
Intangible assets, net	42,499	44,322
Deferred lease asset	80,562	86,293
Deposits	244,341	244,341
Total non-current assets	5,432,006	5,700,357

Total Assets	$9,796,891	$10,628,910

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$1,568,041	$1,652,677
Convertible notes payable	10,000	10,000
Deferred lease liability, current portion	110,765	105,295
Interest payable	2,762	2,762
Warrant derivative liability	246	588
Total current liabilities	1,691,814	1,771,322

Non-current liabilities:
Deferred lease liability, less current portion	274,130	304,575
Deposit liability	25,046	25,046
Total non-current liabilities	299,176	329,621

Total Liabilities	1,990,990	2,100,943

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 53,728,640 and 49,228,640 shares issued and outstanding, September 30, 2017 and June 30, 2017	53,730	49,230
Additional paid-in capital	78,758,745	72,800,699
Accumulated deficit	(71,006,574)	(64,321,962)
Total stockholders’ equity	7,805,901	8,527,967

Total Liabilities and Stockholders’ Equity	$9,796,891	$10,628,910

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Operations

	Three Months
	Ended September 30,
	2017	2016
	(Unaudited)
Operating expenses
Research and development
Compensation and benefits	$1,500,864	$1,303,840
Consultants and outside costs	130,361	271,475
Material manufacturing costs	426,089	511,707
Clinical trial costs	979,766	-
License costs	770,900	-
Facilities and other costs	502,657	398,907
	4,310,637	2,485,929

General and administrative
Compensation and benefits	1,795,427	866,901
Professional fees	223,594	146,151
Investor relations	59,871	68,107
General and administrative	327,600	256,596
	2,406,492	1,337,755

Total operating expenses	6,717,129	3,823,684

Loss from operations	(6,717,129)	(3,823,684)

Other income (expense)
Interest income	337	-
Rent income	31,838	-
Interest expense	-	(1,595)
Derivative gains	342	9,412
Total other income	32,517	7,817

Net loss	$(6,684,612)	$(3,815,867)

Net loss per common share - basic and diluted	$(0.13)	$(0.11)

Weighted average number of common shares outstanding - basic and diluted	52,887,981	35,400,427

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Stockholders’ Equity

From June 30, 2017 to September 30, 2017 (Unaudited)

			Additional		Total
	Common Stock, $0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2017	49,228,640	$49,230	$72,800,699	$(64,321,962)	$8,527,967

Stock-based compensation (Unaudited)	-	-	1,507,699	-	1,507,699

Fair value of warrants issued (Unaudited)	-	-	14,847	-	14,847

Issuance of common stock, net of issuance costs of $60,000 (Unaudited)	4,500,000	4,500	4,435,500	-	4,440,000

Net loss for the three months ended September 30, 2017 (Unaudited)	-	-	-	(6,684,612)	(6,684,612)

Balance at September 30, 2017 (Unaudited)	53,728,640	$53,730	$78,758,745	$(71,006,574)	$7,805,901

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months
	Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(6,684,612)	$(3,815,867)
Amortization of intangible asset	1,823	1,823
Depreciation expense	266,613	268,355
Stock-based compensation expense	1,507,699	889,028
Derivative gains	(342)	(9,412)
Warrant expense	14,847	-
Changes in operating assets and liabilities:
Decrease in other assets	92,845	362
Decrease in deferred lease asset	5,731	-
Decrease in accounts payable and accrued expenses	(84,636)	(273,637)
Increase in interest payable	-	500
Decrease in deferred lease liability	(24,975)	(29,462)
Net Cash Used In Operating Activities	(4,905,007)	(2,968,310)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(5,816)	(126,956)
Return of security deposit	-	65,933
Net Cash Used In Investing Activities	(5,816)	(61,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease payable	-	(23,128)
Proceeds from issuance of equity financing	4,500,000	2,692,399
Payment of placement agent compensation and issuance costs	(60,000)	(336,211)
Net Cash Provided by Financing Activities	4,440,000	2,333,060

Net decrease in cash	(470,823)	(696,273)

Cash - Beginning of Period	4,486,538	4,062,013

Cash - End of Period	$4,015,715	$3,365,740

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-
Interest	$-	$-

Non-Cash Transactions:
Fixed assets acquired through accounts payable and accrued expenses	$-	$59,028

See accompanying notes to consolidated financial statements

AntriaBio, Inc.

Notes to Consolidated Financial Statements
September 30, 2017
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed on September 22, 2017, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended June 30, 2017.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended September 30, 2017 are not necessarily indicative of results for the full fiscal year.

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

Risks and Uncertainties

The Company’s operations may be subject to significant risk and uncertainties including financial, operational, regulatory and other risks associated with a clinical stage company, including the potential risk of business failure. See Note 3 regarding going concern matters.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives.

Research and Development Costs

Research and development costs are expensed as incurred and include salaries, benefits and other staff-related costs; consultants and outside costs; material manufacturing costs, clinical trial costs, license and development payments under third party agreements; and facilities and other costs. These costs relate to research and development costs without an allocation of general and administrative expenses.

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

The carrying amounts of financial instruments including cash, accounts payable and accrued expenses, and convertible notes payable approximated fair value as of September 30, 2017 and June 30, 2017 due to the relatively short maturity of the respective instruments.

The warrant derivative liability recorded as of September 30, 2017 and June 30, 2017 is recorded at an estimated fair value based on a Black-Scholes pricing model. The warrant derivative liability is a level 3 fair value measurement with the entire change in the balance recorded through earnings. See significant assumptions in Note 8. The following table sets forth a reconciliation of changes in the fair value of financial instruments classified as level 3 in the fair value hierarchy:

Balance as of June 30, 2017	$(588)
Total unrealized gains (losses):
Included in earnings	342
Balance as of September 30, 2017	$(246)

Recent Accounting Pronouncements

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

In March 2016, the FASB issued ASU 2016-09. Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update will affect all entities that issue share-based payment awards to their employees and is effective for annual periods beginning after December 15, 2016 for public entities. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted the ASU starting on July 1, 2017 and there is a minimal impact on our consolidated financial statements.

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $6,684,612 and net cash used in operations of $4,905,007 for the three months ended September 30, 2017, working capital of $2,673,071 and stockholders’ equity of $7,805,901 and an accumulated deficit of $71,006,574 at September 30, 2017.  In addition, the Company is in the clinical stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects that its current cash resources as well as expected lack of operating cash flows will not be sufficient to sustain operations for a period greater than one year from the date these financial statements were available for issuance. The ability of the Company to continue its operations is dependent on Management’s plans, which include continuing to raise capital through equity or debt based financings. There can be no assurances that such capital will be available to us on acceptable terms, or at all.

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

Note 4 Fixed Assets

The following is a summary of fixed assets and accumulated depreciation:

	Useful
	Life	September 30, 2017	June 30, 2017
Furniture and fixtures	5 - 7 years	$118,450	$118,450
Lab equipment	3 - 15 years	3,951,855	3,946,040
Leasehold Improvements	5 - 7 years	3,247,038	3,247,038
		7,317,343	7,311,528
Less: accumulated depreciation and amortization		(2,252,739)	(1,986,127)
		$5,064,604	$5,325,401

Depreciation expense was $266,613 and $268,355 for the three months ended September 30, 2017 and 2016, respectively.

Note 5 Related Party Transactions

During the three months ended September 30, 2017, the Company incurred no related party transactions. During the three months ended September 30, 2016, the Company incurred investor relation expenses of $36,225 for services performed by a related party. As of September 30, 2017 and June 30, 2017, there were none and $25,200, respectively, related party expenses recorded in accounts payable and accrued expense – related party.

Note 6 Convertible Notes Payable

As of September 30, 2017 and June 30, 2017, the convertible note outstanding balance was $10,000 and $10,000, respectively. As of September 30, 2017, the outstanding convertible note has matured and payment is due. The convertible note which has not been repaid or converted continues to accrue interest at a rate of 8%.

Note 7 Shareholders’ Equity

During the year ended June 30, 2017, the Company closed private placement transactions in which the Company issued 5,783,184 units to accredited investors. Each investor was issued either Class A Units or Class B units of the Company. Each Class A Unit received one share of common stock and one-half of one common share purchase warrant. If the investor had previously invested in the Company they were eligible for a Class B Unit which received one share of common stock and one common share purchase warrant. Each common share purchase warrant is exercisable at $1.65 per share and will expire 60 months following the issuance. As of June 30, 2017, the Company received net proceeds of approximately $5.2 million after the placement agent compensation and issuance costs paid of $683,194 and $516,550 of warrant expense recorded as issuance costs.

The Company also entered into a private placement transaction in which the Company issued common stock to accredited investors at an offering price of $1.00 per share. As of June 30, 2017, the Company received net proceeds of approximately $8.1 million after the placement agent compensation of $186,671 of warrant expense recorded as issuance costs, as there was no placement agent compensation.

During the three months ended September 30, 2017, the Company closed an additional private placement transaction in which the Company issued common stock to accredited investors at an offering price of $1.00 per share. The Company received net proceeds of $4.44 million after the placement agent compensation of $60,000.

The Company has not declared or paid any dividends or returned any capital to common stockholders as of September 30, 2017, nor do we intend to do so in the foreseeable future.

Note 8 Stock-Based Compensation

Options – On March 26, 2014, the Company adopted the AntriaBio, Inc. 2014 Stock and Incentive Plan which allows the Company to issue up to 3,750,000 of common stock in the form of stock options, incentive options or common stock. The Company had granted 3,295,000 of these shares to current employees and directors of the Company as of June 30, 2016 and no additional grants as of September 30, 2017. The options have an exercise price from $1.29 to $3.44 per share. The options vest monthly over four years, with some options subject to a one year cliff before options begin to vest monthly.

On February 23, 2015, the Company adopted the AntriaBio, Inc. 2015 Non Qualified Stock Option Plan which allows the Company to issue up to 6,850,000 of common stock in the form of stock options. The Company had granted 4,487,000 of these shares to current employees and directors of the Company as of June 30, 2017 and no additional grants as of September 30, 2017. The options have an exercise price of from $1.00 to $2.06 per share. The options vest monthly over 4 years with some options subject to a one year cliff before options begin to vest monthly.

On October 31, 2016, the Board adopted the AntriaBio, Inc. 2016 Non Qualified Stock Option Plan which allows the Company to issue up to 35,000,000 shares of common stock in the form of stock options. The 2016 Non Qualified Stock Option Plan was amended on August 21, 2017 to reduce the number of shares to be issued to 15,000,000 shares of common stock in the form of stock options. The Board had issued options to purchase 28,995,000 of these shares to current employees and directors as of June 30, 2017, of which 4,360,000 were cancelled before their terms were established and 11,090,000 were additionally cancelled by the Board during the year ended June 30, 2017. The Company had 1,550,000 of the cancelled stock options that had begun vesting prior to the cancellation and with the cancellation the Company recorded $1,199,847 of unrecognized stock compensation expense. The Company had granted 135,000 of these shares to current employees and directors of the Company as of September 30, 2017. The options have an exercise price from $1.00 to $1.20 per share. The options expire no later than ten years from the date of the grant. The options vest on a monthly basis over 48 months, except for 100,000 of the options which do not begin to vest until specific events have occurred and then begin to vest over 48 months and 50,000 of the options that all vest at the end of a consulting contract. Some options are subject to a one year cliff and all options have an exercise price based on the fair value of the common stock on the date of grant.

AntriaBio has computed the fair value of all options granted that have begun vesting using the Black-Scholes option pricing model. The options that require specific events before they begin to vest are not valued until the specific event has occurred. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. AntriaBio estimated a volatility factor utilizing comparable published volatility of several peer companies. Due to the small number of option holders and all options being to officers, directors or high level employees, AntriaBio has estimated a forfeiture rate of zero as the value of each option holder is calculated individually. AntriaBio estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.

AntriaBio has computed the fair value of all options granted during the three months ended September 30, 2017 using the following assumptions:

Expected volatility	84%
Risk free interest rate	2.00%
Expected term (years)	7
Dividend yield	0%

Stock option activity is as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding, June 30, 2017	21,290,751	$1.65	7.7
Granted	135,000	$1.15
Forfeited	(25,000)	$1.00
Outstanding, September 30, 2017	21,400,751	$1.65	7.5

Exercisable at September 30, 2017	7,815,876	$2.21	6.3

Stock-based compensation expense related to the fair value of stock options was included in the statement of operations as research and development – compensation and benefits expense of $298,955 and $304,969 and as general and administrative – compensation and benefits expense of $1,208,744 and $584,059 for the three months ended September 30, 2017 and 2016, respectively. The unrecognized stock-based compensation expense at September 30, 2017 is $10,268,075. AntriaBio determined the fair value as of the date of grant using the Black-Scholes option pricing method and expenses the fair value ratably over the vesting period.

Warrants – AntriaBio issued warrants to agents in conjunction with the closing of various financings and issued warrants in private placements as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding, June 30, 2017	32,796,448	$1.71	3.7
Warrants expired	(25,000)	$1.65
Outstanding, September 30, 2017	32,771,448	$1.71	3.5

For the Three Months Ended September 30, 2017: The Company had warrants to purchase 25,000 shares of common stock expire as of September 30, 2017.

The warrants exercisable for 16,667 shares of common stock at September 30, 2017 are accounted for under liability accounting. The fair value as of September 30, 2017 and June 30, 2017 were $246 and $588, respectively which is reflected as a liability with the fair value adjustment recorded as derivative gains or losses on the consolidated statements of operations.

The warrants exercisable for the 250,000 shares of common stock are accounted for under the equity method of accounting and are fair valued monthly at the date that the warrants vest. As of June 30, 2017, warrants to purchase 15,624 shares of common stock had vested and $12,564 had been recorded into equity and investor relations expense. As of September 30, 2017, warrants to purchase an additional 15,624 shares of common stock had vested and $14,847 had been recorded into equity and investor relations expense.

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

The Black-Scholes valuation methodology was used because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions for the warrant values calculated for the three months ended September 30, 2017 were as follows:

Expected volatility	52% - 84%
Risk free interest rate	1.47% - 2.35%
Warrant term (years)	2 - 10
Dividend yield	0%

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

In the three months ended September 30, 2017, the Company did not record any income tax provision due to expected future losses and full valuation allowance on its deferred tax assets.

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

On March 17, 2017, the Company sub-leased their original approximately 10,000 square feet of office space to another company. The sublease is for eighty-two months unless the Company is unable to extend our current lease then the sub-lease will expire on March 31, 2020. The Company is to receive monthly payments of $12,523 adjusted annually plus triple net expenses monthly of $12,828 adjusted annually. The Company also received a security deposit of $25,046 which will be returned at the end of the lease.

As of September 30, 2017, the minimum rental commitment under the leases are as follows:

	Operating Leases	Sub-lease Income	Total
Year Ending June 30,
2018	519,829	(114,435)	405,394
2019	712,360	(157,187)	555,173
2020	664,696	(148,551)	516,145
2021	338,392	—	338,392
2022	347,836	—	347,836
Thereafter	569,364	—	569,364
	$3,152,477	$(420,173)	$2,732,304

License Agreements – On August 4, 2017, the Company entered into a Development and License Agreement (“License Agreement”) with ActiveSite Pharmaceuticals, Inc.  (“ActiveSite”) pursuant to which the Company acquired the rights to ActiveSite’s Plasma Kallikrein Inhibitor program (“PKI Program”).  The Company desires to use the PKI Program to develop, file, manufacture, market and sell products for diabetic macular edema and other human therapeutic indications.  The Company was required to make an upfront payment of $750,000 payable within five (5) days of the date of the parties executed the License Agreement. The Company is required to pay up to an additional aggregate of $36.5 million in development and regulatory milestone payments if certain clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we are required to pay up to an aggregate of $10.0 million in sales milestone payments if certain annual sales targets are achieved.

Legal Matters – From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest.

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

It is imperative that we raise capital in Q4 of calendar year 2017 or early in 2018 in order to sustain our operations including continuing our ongoing Phase 1 first-in-human clinical study of our lead product candidate, AB101, a once-weekly injectable basal insulin for patients with Type 1 and Type 2 diabetes mellitus (“Study”). The Study is a first-in-human single ascending dose study to assess the safety and tolerability, pharmacokinetics and pharmacodynamics of AB101 in patients with Type 1 Diabetes Mellitus. In Q4 of calendar year 2017, we completed the first of up to five potential cohorts of the Study and having conducted the interim safety and dose escalation review meeting from that cohort, we plan on proceeding to a higher dose in the second cohort as planned per protocol. However, we will not begin dosing patients in the second cohort until we have raised additional capital. Further, as our clinical study is ongoing and we have not dose escalated beyond the first cohort, we do not anticipate announcing any results with respect to the Study until next year. We anticipate that our capital raising activities may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.

Our next strategic objective is to advance potential clinical candidates from our kallikrein inhibitor portfolio. Specifically, on October 17, 2017 we announced two preclinical kallikrein programs including AB402 to treat diabetic macular edema and AB602 to treat hereditary angioedema. We are currently taking steps to prepare both programs for clinical studies with the objective of filing an IND for AB402 in Q4 of calendar year 2018 and in Q1 of calendar year 2019 for AB602.

The Company is targeting another total raise of at least $15 million, which will allow us to sustain operations through the end of calendar year 2018. In addition to funding the ongoing Study, the additional funding will allow us to advance our pipeline and cover general and administrative expenses. The Company has also been actively conducting animal studies to screen potential new product candidates as we seek to evolve our drug pipeline.

No assurance can be given that the Company will be successful in its efforts in raising additional capital. Further, if the Company is unsuccessful, the lack of funding will materially and adversely impact the Company’s business and prospects. In particular, our ability to raise additional capital is substantially dependent upon results from the Study and in the event that such results fail to meet or exceed expectations, we may not be able to attract additional capital to support the continuation of the program or overall operations.

Even if we are able to raise additional capital, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, existing holders of our securities may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our securities.

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

Results of Operations

For Three Months Ended September 30, 2017 and 2016

Results of operations for the three months ended September 30, 2017 (the “2018 quarter”) and the three months ended September 30, 2016 (the “2017 quarter”) reflected losses of approximately $6,685,000 and $3,816,000, respectively.

Revenues

We are a clinical stage company and have not generated any revenues since inception.

Expenses

Research and development costs include salaries, benefits and other staff-related costs; consultants and outside costs; material manufacturing costs; and facilities and other costs. Research and development costs were approximately $4,311,000 in the 2018 quarter compared to $2,486,000 in the 2017 quarter. The main increase is due to the Company acquiring the license from ActiveSite as well as the costs related to our clinical study that has begun for AB101.

General and administrative costs were approximately $2,406,000 in the 2018 quarter compared to $1,338,000 in the 2017 quarter. The general and administrative costs have remained fairly consistent in the 2018 quarter except for compensation and benefits which has increased for the additional stock options that have been granted.

Liquidity and Capital Resources

As of September 30, 2017, we have approximately $4.0 million in cash on hand and working capital of approximately $2.7 million. During the year ended June 30, 2017, we closed on an equity transaction in which we issued units consisting of one share of common stock and a warrant to purchase either one-half or one share of common stock. During the year ended June 30, 2017, we also closed on an equity transaction in which we issued straight shares of common stock. During the three months ended September 30, 2017, we had an additional close on an equity transaction in which we issued straight shares of common stock.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Accounting Officer (our principal accounting officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation and the material weakness described below, our management concluded that we did not maintain effective disclosure controls and procedures as of September 30, 2017 in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that it is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management has identified control deficiencies regarding a lack of segregation of duties, a need for a stronger internal control environment, and minimal review of complex accounting issues. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate disclosure controls.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

Certain factors exist which may affect the Company’s business and could cause actual results to differ materially from those expressed in any forward-looking statements. The Company has not experienced any material changes from those risk factors as previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 22, 2017 (the “Form 10-K”).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements*

*Filed herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTRIABIO, INC.

Date: November 14, 2017	By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Morgan Fields
Morgan Fields
Chief Accounting Officer
(Principal Accounting Officer)

