Form 10-Q
period 2017-12-31
Rezolute, Inc.
filed 2018-02-14
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-54495

REZOLUTE, INC

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-3440894
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1450 Infinite Drive, Louisville, Colorado	80027
(Address of Principal Executive Offices)	(Zip Code)

(303) 222-2128

(Registrant’s Telephone Number, including Area Code)

AntriaBio, Inc.

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

☐ Yes ☒ No

Number of shares of issuer’s common stock outstanding as of February 14, 2018: 54,073,309

i

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Rezolute, Inc.

Consolidated Balance Sheets

	December 31, 2017	June 30, 2017
	(Unaudited)
Assets

Current assets
Cash	$868,071	$4,486,538
Other current assets	295,728	442,015
Total current assets	1,163,799	4,928,553

Non-current assets
Fixed assets, net	4,797,823	5,325,401
Intangible assets, net	40,676	44,322
Deferred lease asset	74,831	86,293
Deposits	244,341	244,341
Total non-current assets	5,157,671	5,700,357

Total Assets	$6,321,470	$10,628,910

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$2,121,854	$1,652,677
Convertible notes payable	10,000	10,000
Deferred lease liability, current portion	116,234	105,295
Interest payable	2,762	2,762
Warrant derivative liability	90	588
Total current liabilities	2,250,940	1,771,322

Non-current liabilities:
Deferred lease liability, less current portion	243,686	304,575
Deposit liability	25,046	25,046
Total non-current liabilities	268,732	329,621

Total Liabilities	2,519,672	2,100,943

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 54,073,309 and 49,228,640 shares issued and outstanding, December 31, 2017 and June 30, 2017	54,075	49,230
Additional paid-in capital	80,472,885	72,800,699
Accumulated deficit	(76,725,162)	(64,321,962)
Total stockholders’ equity	3,801,798	8,527,967

Total Liabilities and Stockholders’ Equity	$6,321,470	$10,628,910

See accompanying notes to consolidated financial statements

Rezolute, Inc.

Consolidated Statements of Operations

	Three Months		Six Months
	Ended December 31,		Ended December 31,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Operating expenses
Research and development
Compensation and benefits	$1,482,946	$1,909,518	$2,983,810	$3,213,358
Consultants and outside costs	233,798	194,783	364,159	466,258
Material manufacturing costs	227,602	567,430	653,691	1,079,137
Clinical trial costs	581,988	-	1,561,754	-
License costs	407,605	-	1,178,505	-
Facilities and other costs	479,149	403,648	981,807	802,555
	3,413,088	3,075,379	7,723,726	5,561,308

General and administrative
Compensation and benefits	1,672,494	1,285,052	3,467,921	2,151,953
Professional fees	213,399	139,865	436,993	286,016
Investor relations	133,705	87,428	193,576	155,535
General and administrative	318,272	301,520	645,872	558,115
	2,337,870	1,813,865	4,744,362	3,151,619

Total operating expenses	5,750,958	4,889,244	12,468,088	8,712,927

Loss from operations	(5,750,958)	(4,889,244)	(12,468,088)	(8,712,927)

Other income (expense)
Interest income	524	-	861	-
Rent income	31,838	-	63,676	-
Interest expense	(147)	-	(147)	(1,595)
Derivative gains	156	1,313	498	10,725
Total other income	32,371	1,313	64,888	9,130

Net loss	$(5,718,587)	$(4,887,931)	$(12,403,200)	$(8,703,797)

Net loss per common share - basic and diluted	$(0.11)	$(0.12)	$(0.23)	$(0.23)

Weighted average number of common shares outstanding - basic and diluted	53,762,358	40,788,241	53,327,558	38,091,406

See accompanying notes to consolidated financial statements

Rezolute, Inc.

Consolidated Statements of Stockholders’ Equity

From June 30, 2016 to December 31, 2017 (Unaudited)

			Additional		Total
	Common Stock, $0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2017	49,228,640	$49,230	$72,800,699	$(64,321,962)	$8,527,967

Stock-based compensation net of forfeitures of $317,674 (Unaudited)	-	-	2,701,728	-	2,701,728

Fair value of warrants issued for consulting services (Unaudited)	-	-	535,303	-	535,303

Issuance of common stock, net of issuance costs of $60,000 (Unaudited)	4,500,000	4,500	4,435,500	-	4,440,000

Commitment fee for issuance of common stock (Unaudited)	344,669	345	(345)	-	-

Net loss for the six months ended December 31, 2017 (Unaudited)	-	-	-	(12,403,200)	(12,403,200)

Balance at December 31, 2017 (Unaudited)	54,073,309	$54,075	$80,472,885	$(76,725,162)	$3,801,798

See accompanying notes to consolidated financial statements

Rezolute, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months
	Ended December 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(12,403,200)	$(8,703,797)
Amortization of intangible asset	3,646	3,646
Depreciation expense	533,394	546,429
Stock-based compensation expense	2,701,728	2,125,966
Derivative gains	(498)	(10,725)
Warrant expense for consulting services	535,303	-
Changes in operating assets and liabilities:
Decrease in other assets	146,287	29,153
Decrease in deferred lease asset	11,462	-
Increase in accounts payable and accrued expenses	469,177	12,097
Decrease in interest payable	-	(2,800)
Decrease in deferred lease liability	(49,950)	(58,924)
Net Cash Used In Operating Activities	(8,052,651)	(6,058,955)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(5,816)	(272,587)
Return of security deposit	-	187,500
Net Cash Used In Investing Activities	(5,816)	(85,087)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease payable	-	(23,128)
Proceeds from issuance of equity financing	4,500,000	6,361,499
Payment of placement agent compensation and issuance costs	(60,000)	(683,194)
Net Cash Provided by Financing Activities	4,440,000	5,655,177

Net decrease in cash	(3,618,467)	(488,865)

Cash - Beginning of Period	4,486,538	4,062,013

Cash - End of Period	$868,071	$3,573,148

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-
Interest	$-	$-

Non-Cash Transactions:
Fixed assets acquired through accounts payable and accrued expenses	$-	$18,016
Warrant value recorded as issuance costs	$-	$516,550
Conversion of note payable into common stock	$-	$50,000
Conversion of interest payable into common stock	$-	$9,517

See accompanying notes to consolidated financial statements

Rezolute, Inc.

Notes to Consolidated Financial Statements
December 31, 2017
(Unaudited)

Note 1 Nature of Operations

These financial statements represent the consolidated financial statements of Rezolute, Inc. (“Rezolute”), and its wholly owned operating subsidiary AntriaBio Delaware, Inc. (“Antria Delaware”). Rezolute and Antria Delaware are collectively referred to herein as the “Company”. The Company is a clinical stage biopharmaceutical Company.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended December 31, 2017 are not necessarily indicative of results for the full fiscal year.

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

Research and Development Costs

Research and development costs are expensed as incurred and include salaries, benefits and other staff-related costs; consultants and outside costs; material manufacturing costs, clinical trial costs; and facilities and other costs. These costs relate to research and development costs without an allocation of general and administrative expenses.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. An entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value are as follows:

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

The carrying amounts of financial instruments including cash, accounts payable and accrued expenses, and convertible note payable approximated fair value as of December 31, 2017 and June 30, 2017 due to the relatively short maturity of the respective instruments.

The warrant derivative liability recorded as of December 31, 2017 and June 30, 2017 is recorded at an estimated fair value based on a Black-Scholes pricing model. The warrant derivative liability is a level 3 fair value measurement with the entire change in the balance recorded through earnings. See significant assumptions in Note 8. The following table sets forth a reconciliation of changes in the fair value of financial instruments classified as level 3 in the fair value hierarchy:

Balance as of June 30, 2017	$(588)
Total unrealized gains (losses):
Included in earnings	498
Balance as of December 31, 2017	$(90)

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $12,403,200 and net cash used in operations of $8,052,651 for the six months ended December 31, 2017, working deficit of $1,087,141 and stockholders’ equity of $3,801,798 and an accumulated deficit of $76,725,162 at December 31, 2017.  In addition, the Company is in the clinical stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 Fixed Assets

The following is a summary of fixed assets and accumulated depreciation:

	Useful
	Life	December 31, 2017	June 30, 2017
Furniture and fixtures	5 - 7 years	$118,450	$118,450
Lab equipment	3 - 15 years	3,951,855	3,946,040
Leasehold Improvements	5 - 7 years	3,247,038	3,247,038
		7,317,343	7,311,528
Less: accumulated depreciation and amortization		(2,519,520)	(1,986,127)
		$4,797,823	$5,325,401

Depreciation expense was $266,781 and $278,074 for the three months ended December 31, 2017 and 2016, respectively and was $533,394 and $546,429 for the six months ended December 31, 2017 and 2016, respectively

Note 5 Related Party Transactions

During the three and six months ended December 31, 2017, the Company incurred investor relations expense of $33,322 and $33,322 and general and administrative expenses of $67,439 and $67,439, see Note 8 for discussion related to warrants issued as compensation for such services. During the three and six months ended December 31, 2016, the Company incurred investor relations expense of $31,050 and $67,275 and general and administrative expenses of $13,928 and $13,928 for services performed by related parties of the Company and were included in the statement of operations. As of December 31, 2017, and June 30, 2017, there were none and $25,200, respectively, related party expenses recorded in accounts payable and accrued expense – related party.

Note 6 Convertible Notes Payable

As of December 31, 2017, and June 30, 2017, the convertible note outstanding balance was $10,000 and $10,000, respectively. As of December 31, 2017, the outstanding convertible note has matured and payment is due. The convertible note which has not been repaid or converted continues to accrue interest at a rate of 8%.

On January 30, 2018, the Company issued a secured convertible promissory note for $500,000 as well as a warrant to purchase 250,000 shares of common stock to a related party. The Note bears interest at 12% per annum and matures at the earlier of January 31, 2019 or when the Company raises $10 million in an equity financing. The note will be secured by a perfected security interest in the tangible assets of the Company.

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

During the six months ended December 31, 2017, the Company closed an additional private placement transaction in which the Company issued common stock to accredited investors at an offering price of $1.00 per share. The Company received net proceeds of $4.44 million after the placement agent compensation of $60,000.

Lincoln Park Transaction – On December 22, 2017, we entered into the Lincoln Park Purchase Agreement pursuant to which Lincoln Park has agreed to purchase from us up to an aggregate of $10.0 million of the Company’s common stock (subject to certain limitations) from time to time over the 36-month term of the agreement. We also entered into a registration rights agreement with Lincoln Park pursuant to which the Company filed with the Securities and Exchange Commission (the “SEC”) the registration statement to register for resale under the Securities Act of 1933, as amended, or the Securities Act, the shares of common stock that have been or may be issued to Lincoln Park under the Purchase Agreement.

As a result, on December 22, 2017, 344,669 newly issued shares of the Company’s common stock, equal to three percent of the $10 million availability, were issued to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of the Company’s common stock under the agreement.

Under the terms and subject to the conditions of the Lincoln Park Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $10.0 million worth of shares of the Company’s common stock. Such future sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s option, over the 36-month term of the agreement.

As contemplated by the Lincoln Park Purchase Agreement, and so long as the closing price of the Company’s common stock exceeds $0.40 per share, then the Company may direct Lincoln Park, at its sole discretion to purchase up to 65,000 shares of its common stock on any business day, provided that five business day has passed since the most recent purchase. The price per share for such purchases will be equal to the lower of: (i) the lowest sale price on the applicable purchase date and (ii) the arithmetic average of the three (3) lowest closing sale prices for the Company’s common stock during the twelve (12) consecutive business days ending on the business day immediately preceding such purchase date (in each case, to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction that occurs on or after the date of the purchase agreement). The maximum amount of shares subject to any single regular purchase increases as the Company’s share price increases, subject to a maximum of $500,000.

In addition to regular purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the purchase agreement. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the purchase agreement if it would result in Lincoln Park beneficially owning more than 9.99% of its common stock. There are no trading volume requirements or restrictions under the purchase agreement nor any upper limits on the price per share that Lincoln Park must pay for shares of common stock.

The Lincoln Park Purchase Agreement and the registration rights agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The Company has the right to terminate the purchase agreement at any time, at no cost or penalty. During any “event of default” under the purchase agreement, all of which are outside of Lincoln Park’s control, Lincoln Park does not have the right to terminate the purchase agreement; however, the Company may not initiate any regular or other purchase of shares by Lincoln Park, until such event of default is cured. In addition, in the event of bankruptcy proceedings by or against the Company, the purchase agreement will automatically terminate.

Actual sales of shares of common stock to Lincoln Park under the purchase agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. Lincoln Park has no right to require any sales by the Company, but is obligated to make purchases from the Company as it directs in accordance with the purchase agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares.

The Company has not declared or paid any dividends or returned any capital to common stockholders as of December 31, 2017.

Note 8 Stock-Based Compensation

Options – On March 26, 2014, the Company adopted the AntriaBio, Inc. 2014 Stock and Incentive Plan which allows the Company to issue up to 3,750,000 of common stock in the form of stock options, incentive options or common stock. The Company had granted 3,295,000 of these shares to current employees and directors of the Company as of June 30, 2017 and no additional grants as of December 31, 2017. The options have an exercise price from $1.29 to $3.44 per share. The options vest monthly over four years, with some options subject to a one year cliff before options begin to vest monthly.

On February 23, 2015, the Company adopted the AntriaBio, Inc. 2015 Non Qualified Stock Option Plan which allows the Company to issue up to 6,850,000 of common stock in the form of stock options. The Company had granted 4,487,000 of these shares to current employees and directors of the Company as of June 30, 2017 and no additional grants as of December 31, 2017. The options have an exercise price of from $1.00 to $2.06 per share. The options vest monthly over 4 years with some options subject to a one year cliff before options begin to vest monthly.

On October 31, 2016, the Board adopted the AntriaBio, Inc. 2016 Non Qualified Stock Option Plan which allows the Company to issue up to 35,000,000 shares of common stock in the form of stock options. The 2016 Non Qualified Stock Option Plan was amended on August 21, 2017 to reduce the number of shares to be issued to 15,000,000 shares of common stock in the form of stock options. The Board had issued options to purchase 28,995,000 of these shares to current employees and directors as of June 30, 2017, of which 4,360,000 were cancelled before their terms were established and 11,090,000 were additionally cancelled by the Board during the year ended June 30, 2017. The Company had 1,550,000 of the cancelled stock options that had begun vesting prior to the cancellation and with the cancellation the Company recorded $1,199,847 of unrecognized stock compensation expense. The Company had granted 255,000 of these shares to current employees and directors of the Company as of December 31, 2017. The options have an exercise price from $1.00 to $1.20 per share. The options expire no later than ten years from the date of the grant. The options vest on a monthly basis over 48 months, except for 75,000 of the options which do not begin to vest until specific events have occurred and then begin to vest over 48 months and 60,000 of the options that all vest at the end of the consulting contract. Some options are subject to a one year cliff and all options have an exercise price based on the fair value of the common stock on the date of grant.

The Company has computed the fair value of all options granted that have begun vesting using the Black-Scholes option pricing model. The options that require specific events before they begin to vest are not valued until the specific event has occurred. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. The Company estimated a volatility factor utilizing comparable published volatility of several peer companies. Due to the small number of option holders, the Company does not calculate a forfeiture rate but simply accounts for forfeitures as they occur. The Company estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.

The Company has computed the fair value of all options granted during the six months ended December 31, 2017 using the following assumptions:

Expected volatility	84%
Risk free interest rate	2.0 - 2.21%
Expected term (years)	7
Dividend yield	0%

Stock option activity is as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding, June 30, 2017	21,290,751	$1.65	7.7
Granted	255,000	$1.08
Forfeited	(457,000)	$1.65
Outstanding, December 31, 2017	21,088,751	$1.65	7.7

Exercisable at December 31, 2017	9,250,001	$2.09	6.4

Stock-based compensation expense related to the fair value of stock options was included in the statement of operations as research and development – compensation and benefits expense of $281,814 and $444,801 and as general and administrative – compensation and benefits expense of $912,215 and $792,137 for the three months ended December 31, 2017 and 2016, respectively. Stock-based compensation expense related to the fair value of stock options was included in the statement of operations as research and development – compensation and benefits expense of $580,769 and $749,770 and as general and administrative – compensation and benefits expense of $2,120,959 and $1,376,196 for the six months ended December 31, 2017 and 2016, respectively. The unrecognized stock-based compensation expense at December 31, 2017 is $8,637,760. The Company determined the fair value as of the date of grant using the Black-Scholes option pricing method and expenses the fair value ratably over the vesting period.

Warrants – The Company issued warrants to agents in conjunction with the closing of various financings and issued warrants in private placements as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding, June 30, 2017	32,796,448	$1.71	3.7
Warrants issued for consulting services	650,000	$1.03
Warrants expired	(285,407)	$2.43
Outstanding, December 31, 2017	33,161,041	$1.69	3.2

For the Six Months Ended December 31, 2017: The Company issued warrants to purchase 100,000 shares of common stock at a price of $1.00 per share in connection with a consulting agreement. The Company also issued warrants to purchase 50,000 shares of common stock at a price of $1.00 per share in connection with investor services. The Company issued warrants to purchase 500,000 shares of common stock at a price of $1.04 per share in connection with a consulting agreement.

The warrants exercisable for 16,667 shares of common stock at December 31, 2017 are accounted for under liability accounting. The fair value as of December 31, 2017 and June 30, 2017 were $90 and $588, respectively which is reflected as a liability with the fair value adjustment recorded as derivative gains or losses on the consolidated statements of operations.

The warrants exercisable for the 250,000 shares of common stock are accounted for under the equity method of accounting and are fair valued monthly at the date that the warrants vest. As of June 30, 2017, warrants to purchase 15,624 shares of common stock had vested and $12,564 had been recorded into equity and investor relations expense. As of December 31, 2017, warrants to purchase an additional 31,248 shares of common stock had vested and $27,333 had been recorded into equity and investor relations expense.

The warrants exercisable for 100,000 shares were accounted for under equity treatment and were fair valued as of the date of issuance. The fair value of the warrants was valued at $66,643 and recorded as additional paid-in-capital and as general and administrative expenses. The warrants exercisable for 50,000 shares were accounted for under equity treatment and were fair valued as of the date of issuance. The fair value of the warrants was valued at $33,322 and recorded as additional paid-in-capital and as investor relations expense. The warrants exercisable for 500,000 shares were accounted for under equity treatment and were fair valued as of the date of issuance. The fair value of the warrants was valued at $407,605 and recorded as additional paid-in-capital and license costs.

These warrants were valued using the Black-Scholes option pricing model on the date of issuance. In order to calculate the fair value of the warrants, certain assumptions were made regarding components of the model, including the closing price of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and warrant term. Changes to the assumptions could cause significant adjustments to valuation. Rezolute estimated a volatility factor utilizing comparable published volatilities of several peer companies. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.

The Black-Scholes valuation methodology was used because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions for the warrant values calculated for the three months ended December 31, 2017 were as follows:

Expected volatility	53% - 85%
Risk free interest rate	1.76% - 2.37%
Warrant term (years)	1 - 10
Dividend yield	0%

Note 9 Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes. In connection with the New Tax Cuts and Jobs Act, all gross deferred tax assets and liabilities have been remeasured at the 21% Federal statutory rate. There was no change to the net deferred tax asset recorded as the valuation allowance was also adjusted offsetting these changes.

In the three and six months ended December 31, 2017, the Company did not record any income tax provision due to expected future losses and full valuation allowance on its deferred tax assets.

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

As of December 31, 2017, the minimum rental commitment under the leases are as follows:

	Operating Leases	Sub-lease Income	Total
Year Ending June 30,
2018	365,680	(76,866)	288,814
2019	747,953	(157,187)	590,766
2020	688,892	(148,551)	540,341
2021	338,392	-	338,392
2022	347,836	-	347,836
Thereafter	569,364	-	569,364
	$3,058,117	$(382,604)	$2,675,513

License Agreements: On August 4, 2017, the Company entered into a Development and License Agreement (“License Agreement”) with ActiveSite Pharmaceuticals, Inc.  (“ActiveSite”) pursuant to which the Company acquired the rights to ActiveSite’s Plasma Kallikrein Inhibitor program (“PKI Program”).  The Company desires to use the PKI Program to develop, file, manufacture, market and sell products for diabetic macular edema and other human therapeutic indications.  The Company was required to make an upfront payment of $750,000 payable within five (5) days of the date of the parties executed the License Agreement, which was expensed as research and development costs. The Company is required to pay up to an additional aggregate of $36.5 million in development and regulatory milestone payments if certain clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we are required to pay up to an aggregate of $10.0 million in sales milestone payments if certain annual sales targets are achieved.

On December 6, 2017, the Company entered into a License Agreement and Common Stock Purchase Agreement (collectively “Transaction Documents”) with XOMA LLC (“XOMA”) pursuant to which the Company acquired the exclusive rights to develop and commercialize XOMA 358 (now RZ358) for an orphan indication, Congenital Hyperinsulinism. The Company is responsible for all development, regulatory, manufacturing and commercialization activities associated with RZ358. Pursuant to the Transaction Documents, the Company is required to pay XOMA $6 million and to issue XOMA $12 million of the Company’s common stock based upon the Company’s financing activities in 2018. The Company would be required to issue additional shares and a put option to XOMA if certain financing activities did not occur in 2018, as more fully described in the license agreement. The Company also has a required development spend every year related to RZ358. The Company is also required to make certain clinical, regulatory and annual net sales milestone payments of up to $222 million in the aggregate. The Company is also obliged to pay XOMA royalties ranging from the high single digits to the mid-teens based upon annual net sales of RZ358. Finally, under the terms of the License Agreement, the Company is required to pay XOMA a low single digit royalty on sales of the Company’s other products.

Legal Matters – From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest.

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

Summary

In June 2017, we filed an IND for AB101 with the FDA and in July 2017, we dosed our first patient in the Phase 1 first-in-human clinical study (the “Study”). The study is a first-in-human single ascending dose study to assess the safety and tolerability, pharmacokinetics and pharmacodynamics of AB101 in patients with Type 1 Diabetes Mellitus. The first part of the study is a sequential cohort dose ranging of AB101 and there is an optional second study part to compare one or more tested doses of AB101 to Lantus®. In addition to safety and pharmacokinetic assessments, the time-action pharmacology of AB101 (onset, peak, and end of action) is being evaluated using several measures of glycemic response, including the hyperinsulinemic euglycemic clamp technique, continuous glucose monitoring, and background insulin use. In Q4 of calendar year 2017, we completed the first of up to five potential cohorts of the Study and having conducted the interim safety and dose escalation review meeting from that cohort, we plan on proceeding to a higher dose in the second cohort as planned per protocol. However, we will not begin dosing patients in the second cohort until we have raised additional capital. Further, as our clinical study is ongoing and we have not dose escalated beyond the first cohort, we do not anticipate announcing any results with respect to the Study until next year.

On August 4, 2017, we licensed from ActiveSite Pharmaceuticals, Inc. (“ActiveSite”) their oral plasma kallikrein inhibitor portfolio (“PKI Portfolio”) targeting the treatment of diabetic macular edema (“DME”) and other plasma kallikrein-medicated diseases such as hereditary angioedema. ActiveSite has generated proof-of-concept data for their orally-administered plasma kallikrein inhibitors in clinically-relevant animal models of macular edema, and we are leveraging that data to complete IND-enabling toxicology studies and prepare for human clinical trials.

On December 6, 2017, we completed the last phase of our corporate development strategy to create a focused metabolic disease company with multiple indications in which we in-licensed a fully human monoclonal antibody from XOMA LLC that is currently in Phase 2 clinical development targeting a treatment for an ultra-orphan pediatric indication, congenital hyperinsulinism (the “CHI Program”). We believe that the CHI Program is a compelling opportunity given that there is no approved therapy for this devastating childhood disease.

We believe that the CHI Program and the PKI Portfolio complement our endogenous super long acting basal program, AB101, currently in Phase 1 clinical development. We further believe that the combination of these assets creates a potential highly valuable biopharmaceutical enterprise with a compelling investment thesis attractive to institutional investors. While we believe that our prospects are bright, we are currently significantly capital constrained and have elected to conduct a secured, convertible note financing to bridge the Company (the “Debt Financing”) until the Equity Financing is complete. We are seeking to raise $3,000,000 or more in the Debt Financing and we have conducted our first for aggregate gross proceeds of $500,000 in January of 2018.

We have met with a variety of the large and mid-size health care funds to unveil the Rezolute story as we seek to raise at least $25 million (the “Equity Financing”) and to date, as the funds have begun doing diligence on our programs and prospects, we have experienced very favorable reception to our strategy and expanded pipeline. Nonetheless, we recognize that it will take time to complete the Equity Financing as we do not anticipate closing such a transaction until the end of Q1 calendar year 2018 or early Q2. Further, no assurance can be given that any such financing will be completed or will be timely completed on favorable terms. Currently, we cannot sustain operations without the Debt Financing and without the larger Equity Financing we cannot continue to advance all of our current programs.

Significant Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to the estimated useful lives and impairment of depreciable assets, the fair value of share-based payments and warrants, fair value of derivative instruments, estimates of the probability and potential magnitude of contingent liabilities and income tax valuation allowances. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstance, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

Results of Operations

For Three and Six Months Ended December 31, 2017 and 2016

Results of operations for the three months ended December 31, 2017 (the “2018 quarter”) and the three months ended December 31, 2016 (the “2017 quarter”) reflected losses of approximately $5,751,000 and $4,888,000, respectively.

Results of operations for the six months ended December 31, 2017 (the “2018 period”) and the six months ended December 31, 2016 (the “2017 period”) reflected losses of approximately $12,468,000 and $8,704,000, respectively.

Revenues

We are a clinical stage company and have not generated any revenues since inception.

Expenses

Research and development costs include salaries, benefits and other staff-related costs; consultants and outside costs; material manufacturing costs; and facilities and other costs. Research and development costs were approximately $3,413,000 in the 2018 quarter compared to $3,075,000 in the 2017 quarter. Research and development costs were approximately $7,723,000 in the 2018 period compared to $5,561,000 in the 2017 period. The main increases are due to the Company continuing to hire staff to manufacture clinical material during the 2018 period as well as the start of the first clinical trial in the 2018 period.

General and administrative costs were approximately $2,338,000 in the 2018 quarter compared to $1,813,000 in the 2017 quarter. General and administrative costs were approximately $4,774,000 in the 2018 period compared to $3,151,000 in the 2017 period. The main increase is due to an increase in stock compensation expense during the 2018 period as options were granted in the 2016 Stock Option Plan that were not in the 2017 period.

Impact of the U.S. Tax Reform

On December 22, 2017, the U.S. President signed the Tax Cuts and Jobs Act (the “Act”) into law. Effective January 1, 2018, among other changes, the Act (a) reduces the U.S. federal corporate tax rate to 21 percent, provides for a deemed repatriation and taxation at reduced rates on historical earnings (a “transition tax”) of certain non-US subsidiaries owned by U.S. companies and establishes new mechanisms to tax such earnings going forward. The Act has wide ranging implications for the Company. However, the impact on the Company’s financial statements for the three and six-month periods ended December 31, 2017 is immaterial, primarily because the Company has a full valuation allowance on deferred tax assets in the U.S., which results in there being no U.S. deferred tax assets or liabilities recorded on the balance sheet that need to be remeasured at the new 21% rate. The Company will continue to analyze the effects of the Act on its financial statements and operations. Any additional impacts from the enactment of the Act will be recorded as they are identified during the measurement period as provided for in Staff Accounting Bulletin 118.

Liquidity and Capital Resources

As of December 31, 2017, we have approximately $0.8 million in cash on hand and working capital deficit of approximately $1.1 million. During the year ended June 30, 2017, we closed on an equity transaction in which we issued units consisting of one share of common stock and a warrant to purchase either one-half or one share of common stock. During the year ended June 30, 2017, we also closed on an equity transaction in which we issued straight shares of common stock. During the six months ended December 31, 2017, we had an additional close on an equity transaction in which we issued straight shares of common stock. The Company received net proceeds of approximately $14 million from the transactions above.

The Company is currently conducting a convertible note financing to raise $3 million in which we have closed on $500,000 of the note financing. The notes also come with warrants at the time the notes are issued. The Company will continue to close on the note financing while the Company works to complete an Equity Financing. There are no assurances that any of the above financings will be completed or will be completed timely and on favorable terms.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Accounting Officer (our principal accounting officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation and the material weakness described below, our management concluded that we did not maintain effective disclosure controls and procedures as of December 31, 2017 in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that it is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management has identified control deficiencies regarding a lack of segregation of duties, a need for a stronger internal control environment, and minimal review of complex accounting issues. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate disclosure controls.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits

10.1	License Agreement with XOMA*%

10.2	Common Stock Purchase Agreement with XOMA*%

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements*

*	Filed herewith
%	Certain portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the Commission on February 14, 2018.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REZOLUTE, INC.

Date: February 14, 2018	By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2018	By:	/s/ Morgan Fields
Morgan Fields
Chief Accounting Officer
(Principal Accounting Officer)

