Form 10-Q
period 2018-03-31
Rezolute, Inc.
filed 2018-05-15
CIK 1509261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

☐ Yes ☒ No

Number of shares of issuer’s common stock outstanding as of May 15, 2018: 62,166,319

i

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Rezolute, Inc.

Consolidated Balance Sheets

	March 31, 2018	June 30, 2017
	(Unaudited)
Assets

Current assets
Cash	$78,119	$4,486,538
Other current assets	367,810	442,015
Total current assets	445,929	4,928,553

Non-current assets
Fixed assets, net	4,531,043	5,325,401
Intangible assets, net	38,853	44,322
Deferred lease asset	68,667	86,293
Deposits	56,841	244,341
Total non-current assets	4,695,404	5,700,357

Total Assets	$5,141,333	$10,628,910

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$3,208,980	$1,652,677
Convertible notes payable, net	924,697	10,000
Embedded derivative liability	92,603	-
Deferred lease liability, current portion	121,705	105,295
Interest payable	23,014	2,762
Warrant derivative liability	-	588
Total current liabilities	4,370,999	1,771,322

Non-current liabilities:
Deferred lease liability, less current portion	212,358	304,575
Deposit liability	25,046	25,046
Total non-current liabilities	237,404	329,621

Total Liabilities	4,608,403	2,100,943

Commitments and Contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 54,073,309 and 49,228,640 shares issued and outstanding, March 31, 2018 and June 30, 2017	54,075	49,230
Additional paid-in capital	82,171,854	72,800,699
Accumulated deficit	(81,692,999)	(64,321,962)
Total stockholders' equity	532,930	8,527,967

Total Liabilities and Stockholders' Equity	$5,141,333	$10,628,910

See accompanying notes to consolidated financial statements

Rezolute, Inc.

Consolidated Statements of Operations

	Three Months		Nine Months
	Ended March 31,		Ended March 31,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Operating expenses
Research and development
Compensation and benefits	$1,569,840	$1,859,699	4,553,650	$5,073,057
Consultants and outside costs	157,759	163,738	521,918	629,996
Material manufacturing costs	219,192	994,366	872,883	2,073,503
Clinical trial costs	65,090	-	1,626,844	-
License costs	-	-	1,178,505	-
Facilities and other costs	484,316	421,292	1,466,123	1,223,847
	2,496,197	3,439,095	10,219,923	9,000,403

General and administrative
Compensation and benefits	1,797,385	1,187,379	5,265,306	3,339,332
Professional fees	181,258	278,031	618,251	564,047
Investor relations	64,347	103,657	257,923	259,192
General and administrative	414,295	382,535	1,060,168	940,650
	2,457,285	1,951,602	7,201,648	5,103,221

Total operating expenses	4,953,482	5,390,697	17,421,571	14,103,624

Loss from operations	(4,953,482)	(5,390,697)	(17,421,571)	(14,103,624)

Other income (expense)
Interest income	116	-	977	-
Rent income	31,406	5,306	95,082	5,306
Interest expense	(53,363)	-	(53,510)	(1,595)
Derivative gains	7,487	792	7,985	11,517
Total other income (expense)	(14,354)	6,098	50,534	15,228

Net loss	$(4,967,836)	$(5,384,599)	$(17,371,037)	$(14,088,396)

Warrant modification deemed dividend	-	(3,366,070)	-	(3,366,070)

Net loss attributable to common stock	$(4,967,836)	$(8,750,669)	$(17,371,037)	$(17,454,466)

Net loss per common share - basic and diluted	$(0.09)	$(0.21)	$(0.32)	$(0.44)

Weighted average number of common shares outstanding - basic and diluted	54,073,309	42,216,495	53,573,410	39,446,695

See accompanying notes to consolidated financial statements

Rezolute, Inc.

Consolidated Statements of Stockholders' Equity

From June 30, 2017 to March 31, 2018 (Unaudited)

			Additional		Total
	Common Stock, $0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2017	49,228,640	$49,230	$72,800,699	$(64,321,962)	$8,527,967

Stock-based compensation (Unaudited)	-	-	4,175,493	-	4,175,493

Fair value of warrants issued (Unaudited)	-	-	760,507	-	760,507

Issuance of common stock, net of issuance costs of $60,000 (Unaudited)	4,500,000	4,500	4,435,500	-	4,440,000

Commitment fee for issuance of common stock (Unaudited)	344,669	345	(345)	-	-

Net loss for the nine months ended March 31, 2018 (Unaudited)	-	-	-	(17,371,037)	(17,371,037)

Balance at March 31, 2018 (Unaudited)	54,073,309	$54,075	$82,171,854	$(81,692,999)	$532,930

See accompanying notes to consolidated financial statements

Rezolute, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months
	Ended March 31
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,371,037)	$(14,088,396)
Amortization of intangible asset	5,469	5,469
Amortization of debt discount	31,697	-
Depreciation expense	800,174	829,258
Stock-based compensation expense	4,175,493	3,537,963
Derivative gains	(7,985)	(11,517)
Warrant expense	543,507	-
Changes in operating assets and liabilities:
Decrease (increase) in other assets	74,205	(233,676)
Decrease in deferred lease asset	17,626	-
Increase in accounts payable and accrued expenses	1,556,303	381,676
Increase (decrease) in interest payable	20,252	(2,800)
Decrease in deferred lease liability	(75,807)	(85,802)
Net Cash Used In Operating Activities	(10,230,103)	(9,667,825)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(5,816)	(300,302)
Return of security deposit	187,500	187,500
Net Cash Provided by (Used In) Investing Activities	181,684	(112,802)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease payable	-	(23,128)
Proceeds on convertible notes payable	1,200,000	-
Proceeds from issuance of equity financing	4,500,000	10,861,499
Payment of placement agent compensation and issuance costs	(60,000)	(683,194)
Net Cash Provided by Financing Activities	5,640,000	10,155,177

Net (decrease) increase in cash	(4,408,419)	374,550

Cash - Beginning of Period	4,486,538	4,062,013

Cash - End of Period	$78,119	$4,436,563

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-
Interest	$-	$-

Non-Cash Transactions:
Fixed assets acquired through accounts payable and accrued expenses	$-	$5,400
Warrant value recorded as issuance costs	$-	$516,550
Warrant value recorded as debt discount	$217,000	$-
Embedded derivative value recorded as debt discount	$100,000	$-
Conversion of note payable into common stock	$-	$50,000
Conversion of interest payable into common stock	$-	$9,517
Fair value of warrant modifications recorded as a deemed dividend	$-	$3,366,070

See accompanying notes to consolidated financial statements

Rezolute, Inc.

Notes to Consolidated Financial Statements
March 31, 2018
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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended March 31, 2018 are not necessarily indicative of results for the full fiscal year.

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

The carrying amounts of financial instruments including cash and accounts payable and accrued expenses approximated fair value as of March 31, 2018 and June 30, 2017 due to the relatively short maturity of the respective instruments.

The warrant derivative liability recorded as of March 31, 2018 and June 30, 2017 is recorded at an estimated fair value based on a Black-Scholes pricing model. The warrant derivative liability is a level 3 fair value measurement with the entire change in the balance recorded through earnings. See significant assumptions in Note 8. The following table sets forth a reconciliation of changes in the fair value of financial instruments classified as level 3 in the fair value hierarchy:

Balance as of June 30, 2017	$(588)
Total unrealized gains (losses):
Included in earnings	588
Balance as of March 31, 2018	$-

The embedded derivative liability recorded as of issuance and March 31, 2018 is recorded at an estimated fair value based on the put value payment if exercised. The embedded derivative liability is a level 3 fair value measurement with the entire change in the balance recorded through earnings. The significant inputs to the calculation are a term of one year and a probability of 95%. The following table sets forth a reconciliation of changes in the fair value of financial instruments classified as level 3 in the fair value hierarchy:

Value Recorded at issuance	(100,000)
Total unrealized gains (losses):
Included in earnings	7,397
Balance as of March 31, 2018	$(92,603)

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for us starting on July 1, 2018, and early adoption is not permitted. We do not expect the adoption to have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09. Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update will affect all entities that issue share-based payment awards to their employees and is effective for annual periods beginning after December 15, 2016 for public entities. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted the ASU starting on July 1, 2017 and there was a minimal impact on our consolidated financial statements.

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $17,371,037 and net cash used in operations of $10,230,103 for the nine months ended March 31, 2018, working deficit of $3,925,070 and stockholders’ equity of $532,930 and an accumulated deficit of $81,692,999 at March 31, 2018.  In addition, the Company is in the clinical stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 Fixed Assets

The following is a summary of fixed assets and accumulated depreciation:

	Useful
	Life	March 31, 2018	June 30, 2017
Furniture and fixtures	5 - 7 years	$118,450	$118,450
Lab equipment	3 - 15 years	3,951,855	3,946,040
Leasehold Improvements	5 - 7 years	3,247,038	3,247,038
		7,317,343	7,311,528
Less: accumulated depreciation and amortization		(2,786,300)	(1,986,127)
		$4,531,043	$5,325,401

Depreciation expense was $266,781 and $282,829 for the three months ended March 31, 2018 and 2017, respectively and was $800,174 and $829,258 for the nine months ended March 31, 2018 and 2017, respectively

Note 5 Related Party Transactions

During the three and nine months ended March 31, 2018, the Company incurred investor relations expense of none and $33,322 and general and administrative expenses of $288 and $67,726 for services performed by related parties of the Company and were included in the statement of operations. During the three and nine months ended March 31, 2017, the Company incurred investor relations expense of $33,878 and $90,803 and general and administrative expenses of none and $13,928 for services performed by related parties of the Company and were included in the statement of operations. As of March 31, 2018, and June 30, 2017, there were $288 and $25,200, respectively, related party expenses recorded in accounts payable and accrued expenses.

Note 6 Convertible Notes Payable

As of March 31, 2018, and June 30, 2017, the Company had an original convertible note outstanding balance was $10,000 and $10,000, respectively. As of March 31, 2018, the outstanding convertible note has matured and payment is due. The convertible note which has not been repaid or converted continues to accrue interest at a rate of 8%.

During the quarter ended March 31, 2018, the Company issued two secured convertible promissory notes for gross proceeds of $700,000. The notes bear interest at a rate of 12% per annum and expire one year from issuance or 10 days after the closing of a financing of at least $10 million. The notes contain an optional conversion feature in which if the Company raises $20 million then, at the investor’s option, the notes would convert into the financing at a 20% discount of the financing terms. This conversion feature is a contingent beneficial conversion feature that is not calculated as a separate derivative until the contingent event has occurred. With the promissory note, the investor also received warrants to purchase 350,000 shares of common stock equal to one-half of the principal amount of the note. The warrants have an exercise price of $1.00 per share and are exercisable for five years from date of issuance.

The value of the proceeds of the notes were allocated to the warrants as discussed in Note 8 at an allocated fair value method. The discount on the notes is being amortized into interest expense over the life of the note. As of March 31, 2018, the outstanding balance of the secured convertible promissory note was $700,000 with a current discount outstanding of $89,783.

During the quarter ended March 31, 2018, the Company issued a secured convertible promissory note for gross proceeds of $500,000. The note bears interest at a rate of 15% per annum and expires one year from issuance. The notes contain an optional conversion feature in which if the Company raises $10 million then, at the investor’s option, the notes would convert into the financing at a 20% discount of the financing terms. With the promissory note, the investor also received warrants to purchase 500,000 shares of common stock which expire five years from date of issuance. The exercise price is to be determined to be 120% of the conversion price of the convertible note if a financing occurs or 120% of the average closing stock price of the Company for 10 days prior to July 1, 2018. The note also contains an embedded liability derivative for the acceleration of the maturity date as discussed in Note 2.

The value of the proceeds of the note was allocated to the warrant as discussed in Note 8 at an allocated fair value method. The value of the embedded derivative liability was then taken as a discount to the allocated value of the note. The discount on the note is being amortized into interest expense over the life of the note. As of March 31, 2018, the outstanding balance of the secured convertible promissory note was $500,000 with a current discount outstanding of $195,520.

On April 3, 2018 and April 11, 2018, the Company closed on a series of notes with gross proceeds of $4.1 million. The notes also include warrants to purchase common stock with the number of shares and exercise price to be determined at the time of the next financing. The notes bear interest at 12% per annum and matures one year from issuance. The notes are secured by a perfected security interest in the tangible assets of the Company. With the closing of these notes, the two notes for $700,000 and related warrants issued above were amended into the terms of this note financing.

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

The Company also entered into a private placement transaction in which the Company issued common stock to accredited investors at an offering price of $1.00 per share. As of June 30, 2017, the Company received net proceeds of approximately $8.1 million after the placement agent compensation of $186,671 of warrant expense recorded as issuance costs, as there was no placement agent cash compensation.

During the nine months ended March 31, 2018, the Company closed an additional private placement transaction in which the Company issued 4,500,000 shares of common stock to accredited investors at an offering price of $1.00 per share. The Company received net proceeds of $4.44 million after the placement agent compensation of $60,000.

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

The Company has not declared or paid any dividends or returned any capital to common stockholders as of March 31, 2018.

Note 8 Stock-Based Compensation

Options - On March 26, 2014, the Company adopted the AntriaBio, Inc. 2014 Stock and Incentive Plan which allows the Company to issue up to 3,750,000 of common stock in the form of stock options, incentive options or common stock. The Company had granted 3,295,000 of these shares to current employees and directors of the Company as of June 30, 2017 and no additional grants as of March 31, 2018. The options have an exercise price from $1.29 to $3.44 per share. The options vest monthly over four years, with some options subject to a one year cliff before options begin to vest monthly.

On February 23, 2015, the Company adopted the AntriaBio, Inc. 2015 Non Qualified Stock Option Plan which allows the Company to issue up to 6,850,000 of common stock in the form of stock options. The Company had granted 4,487,000 of these shares to current employees and directors of the Company as of June 30, 2017 and no additional grants as of March 31, 2018. The options have an exercise price of from $1.00 to $2.06 per share. The options vest monthly over 4 years with some options subject to a one year cliff before options begin to vest monthly.

On October 31, 2016, the Board adopted the AntriaBio, Inc. 2016 Non Qualified Stock Option Plan which allows the Company to issue up to 35,000,000 shares of common stock in the form of stock options. The 2016 Non Qualified Stock Option Plan was amended on August 21, 2017 to reduce the number of shares to be issued to 15,000,000 shares of common stock in the form of stock options. The Board had issued options to purchase 28,995,000 of these shares to current employees and directors as of June 30, 2017, of which 4,360,000 were cancelled before their terms were established and 11,090,000 were additionally cancelled by the Board during the year ended June 30, 2017. The Company had 1,550,000 of the cancelled stock options that had begun vesting prior to the cancellation and with the cancellation the Company recorded $1,199,847 of unrecognized stock compensation expense. The Company had granted 255,000 of these shares to current employees and directors of the Company as of March 31, 2018. The options have an exercise price from $1.00 to $1.20 per share. The options expire no later than ten years from the date of the grant. The options vest on a monthly basis over 48 months, except for 75,000 of the options which do not begin to vest until specific events have occurred and then begin to vest over 48 months and 60,000 of the options that all vest at the end of the consulting contract. Some options are subject to a one year cliff and all options have an exercise price based on the fair value of the common stock on the date of grant.

The Company has computed the fair value of all options granted that have begun vesting using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. The Company estimated a volatility factor utilizing comparable published volatility of several peer companies. Due to the small number of option holders, the Company has estimated a forfeiture rate of zero as the value of each option holder is calculated individually. The Company estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.

The Company has computed the fair value of all options granted during the nine months ended March 31, 2018 using the following assumptions:

Expected volatility	84%
Risk free interest rate	2.0 - 2.21%
Expected term (years)	7
Dividend yield	0%

Stock option activity is as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding, June 30, 2017	21,290,751	$1.65	7.7
Granted	255,000	$1.08
Forfeited	(486,167)	$1.62
Expired	(250,000)	$4.50
Outstanding, March 31, 2018	20,809,584	$1.61	7.6

Exercisable at March 31, 2018	10,310,626	$1.97	6.5

Stock-based compensation expense related to the fair value of stock options was included in the statement of operations as research and development – compensation and benefits expense of $289,645 and $515,821 and as general and administrative – compensation and benefits expense of $1,184,070 and $896,176 for the three months ended March 31, 2018 and 2017, respectively. Stock-based compensation expense related to the fair value of stock options was included in the statement of operations as research and development – compensation and benefits expense of $870,464 and $1,265,591 and as general and administrative – compensation and benefits expense of $3,305,029 and $2,272,372 for the nine months ended March 31, 2018 and 2017, respectively. The unrecognized stock-based compensation expense at March 31, 2018 is $7,140,039. The Company determined the fair value as of the date of grant using the Black-Scholes option pricing method and expenses the fair value ratably over the vesting period.

Warrants- The Company issued warrants to agents in conjunction with the closing of various financings and issued warrants in private placements as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding, June 30, 2017	32,796,448	$1.71	3.7
Warrants issued for consulting services	650,000	$1.03
Warrants issued in debt financing	850,000	$1.00
Warrants expired	(285,407)	$2.43
Outstanding, March 31, 2018	34,011,041	$1.67	3.0

For the Nine Months Ended March 31, 2018: The Company issued warrants to purchase 100,000 shares of common stock at a price of $1.00 per share in connection with a consulting agreement. The Company also issued warrants to purchase 50,000 shares of common stock at a price of $1.00 per share in connection with investor services. The Company issued warrants to purchase 500,000 shares of common stock at a price of $1.04 per share in connection with a consulting agreement. The Company issued warrants to purchase 350,000 shares of common stock at a price of $1.00 per share in connection with the issuance of convertible notes. The Company issued warrants to purchase 500,000 shares of common stock at a price to be determined at a future date in connection with the issuance of convertible notes.

In 2014, the Company issued warrants to purchase 16,667 shares of common stock which were accounted for under liability accounting. The fair value as of March 31, 2018 and June 30, 2017 were none and $588, respectively which is reflected as a liability with the fair value adjustment recorded as derivative gains or losses on the consolidated statements of operations.

The warrants exercisable for the 250,000 shares of common stock are accounted for under the equity method of accounting and are fair valued monthly at the date that the warrants vest. As of June 30, 2017, warrants to purchase 15,624 shares of common stock had vested and $12,564 had been recorded into equity and investor relations expense. As of March 31, 2018, warrants to purchase an additional 46,872 shares of common stock had vested and $35,936 had been recorded into equity and investor relations expense.

The warrants exercisable for 100,000 shares were accounted for under equity treatment and were fair valued as of the date of issuance. The fair value of the warrants was valued at $66,643 and recorded as additional paid-in-capital and as general and administrative expenses. The warrants exercisable for 50,000 shares were accounted for under equity treatment and were fair valued as of the date of issuance. The fair value of the warrants was valued at $33,322 and recorded as additional paid-in-capital and as investor relations expense. The warrants exercisable for 500,000 shares were accounted for under equity treatment and were fair valued as of the date of issuance. The fair value of the warrants was valued at $407,605 and recorded as additional paid-in-capital and license costs. The warrants exercisable for 350,000 shares of common stock are accounted for under equity treatment and were recorded at the allocated fair value as of the date of issuance. The estimated fair value of the warrants was $126,914 and the allocated fair value of $107,000 was recorded as additional paid-in capital. The warrants exercisable for 500,000 shares of common stock are accounted for under equity treatment and were recorded at the allocated fair value as of the date of issuance. The estimated fair value of the warrants was $140,150 and the allocated fair value of $110,000 was recorded as additional paid-in capital.

The warrants were valued using the Black-Scholes option pricing model on the date of issuance except the warrants to purchase 500,000 shares of common stock which were valued using the Lattice pricing model. In order to calculate the fair value of the warrants in both models, certain assumptions were made regarding components of the model, including the closing price of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and warrant term. Changes to the assumptions could cause significant adjustments to valuation. Rezolute estimated a volatility factor utilizing comparable published volatilities of several peer companies. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.

The Black-Scholes valuation methodology was used because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions for the warrant values calculated for the nine months ended March 31, 2018 were as follows:

Expected volatility	40% - 96%
Risk free interest rate	1.47% - 2.80%
Warrant term (years)	1 - 10
Dividend yield	0%

The Lattice pricing model was used to determine the fair value of the warrants to purchase 500,000 shares of common stock on the day they were issued. The Lattice model accommodates the probability of changes in the exercise price as outlined in the warrant agreement. Under the terms of the warrant agreement, the exercise price of the warrant will be 120% of the share price of a qualified financing if it occurs prior to July 1, 2018 or the exercise price will be 120% of the average closing price of the Company’s share price for the ten trading days prior to July 1, 2018. The estimated fair value was derived using the lattice model with the following assumptions:

Expected volatility	65%
Risk free interest rate	2.62%
Warrant term (years)	5
Dividend yield	0%

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

In the three and nine months ended March 31, 2018, the Company did not record any income tax provision due to expected future losses and full valuation allowance on its deferred tax assets.

Note 10 Commitments and Contingencies

Lease Commitments – In May 2014, the Company entered into a lease of approximately 27,000 square feet of office, laboratory and clean room space to be leased for seventy-two months. The lease requires monthly payments of $28,939 adjusted annually by approximately 3% plus triple net expenses monthly of $34,381 adjusted annually. The Company also made a security deposit of $750,000 which is held by the landlord, of which $562,500 has been returned to the Company and the remaining balance will be returned over the next year.

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

As of March 31, 2018, the minimum rental commitment under the leases are as follows:

	Operating Leases	Sub-lease Income	Total
Year Ending June 30,
2018	184,662	(38,865)	145,797
2019	747,953	(157,187)	590,766
2020	688,892	(148,551)	540,341
2021	338,392	-	338,392
2022	347,836	-	347,836
Thereafter	569,364	-	569,364
	$2,877,099	$(344,603)	$2,532,496

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

On December 6, 2017, the Company entered into a License Agreement and Common Stock Purchase Agreement (collectively “Transaction Documents “) with XOMA LLC (“XOMA”) pursuant to which the Company acquired the exclusive rights to develop and commercialize XOMA 358 (now RZ358) for an orphan indication, Congenital Hyperinsulinism. The Company is responsible for all development, regulatory, manufacturing and commercialization activities associated with RZ358. Pursuant to the Transaction Documents, the Company is required to pay XOMA $6 million and to issue XOMA $12 million of the Company’s common stock based upon the Company’s financing activities in 2018. The Company would be required to issue additional shares and a put option to XOMA if certain financing activities did not occur in 2018, as more fully described in the agreements. The Company also has a required development spend every year related to RZ358. The Company is also required to make certain clinical, regulatory and annual net sales milestone payments of up to $222 million in the aggregate. The Company is also obliged to pay XOMA royalties ranging from the high single digits to the mid-teens based upon annual net sales of RZ358. Finally, under the terms of the License Agreement, the Company is required to pay XOMA a low single digit royalty on sales of the Company’s other products.

On March 30, 2018, the Company amended the License Agreement and Common Stock Purchase Agreement. The License Agreement was amended to add terms specifying the financial responsibility for certain tasks related to the technology transfer.  The Purchase Agreement was amended as follows: (1) adjusted the total shares due upon the Initial Closing (as defined in the Purchase Agreement) from $5 million in value to 7,000,000 shares; (2) increase the shares due upon a Qualified Financing (as defined in the Purchase Agreement) from $7 million in value to $8.5 million in value; and (3) increase the shares due upon the 2019 Closing (as defined in the Purchase Agreement) from $7 million in value to $8.5 million in value.

On April 3, 2018, the Company closed on a debt financing which was considered the initial closing for the Common Stock Purchase Agreement and the initial seven million shares were issued to XOMA as well as approximately 1.1 million interim financing shares which reduce the shares to be issued upon a Qualified Financing.

Legal Matters - From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest.

Reduction in Force – On April 5, 2018, the Company did a reduction of the workforce based on the changing needs of the Company. The Company reduced its workforce by 30 employees and recorded a liability on that date for the severance payouts of approximately $575,000 that were due to all employees that were impacted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Summary

It has been our stated strategy to create a focused metabolic disease company with therapies for multiple indications that target known genetic pathways to reduce development risk. In December 2017, we completed the latest phase of this strategy by in-licensing a fully human monoclonal antibody that is currently in Phase 2 clinical development as a potential treatment for an ultra-orphan pediatric indication, congenital hyperinsulinism (the “CHI Program”). We believe the CHI Program is a compelling opportunity given that it is a late stage clinical program and that there is no approved therapy for this devastating childhood disease.

We also believe our CHI Program complements our other two metabolic pipeline opportunities including: (i) our super long acting basal insulin, AB101, which is currently in Phase 1 clinical development to assess the safety and tolerability, pharmacokinetics and pharmacodynamics of AB101 in patients with diabetes mellitus; and (ii) our plasma kallikrein inhibitor, RZ402, which is a late stage preclinical program that offers the potential of an oral therapy for the treatment of diabetic macular edema, the leading cause of blindness in adults in the US.

For the second half of calendar year 2018, we have the following objectives to advance our development strategy: (i) initiate a Phase 2b clinical study for RZ358 in the US and Europe, (ii) complete the Phase 1 study for AB101 being conducted at Prosciento, our CRO partner in southern California, and (iii) complete the necessary toxicology studies for RZ402 to enable the filing of an IND and initiation of clinical studies in 2019. In order to meet these objectives, we require at least $25 million of capital.

Specifically, we need capital prior to the end of Q2 of this calendar year in order to sustain operations and advance our clinical and preclinical programs. In the first quarter of calendar year 2018, we met with a variety of large and mid-size health care funds to unveil the Rezolute story. As a result, several funds are currently doing diligence on our programs and prospects under confidentiality. We have also signed an exclusive agreement with an investment bank to assist us in the financing. While we have received favorable reception to our strategy and expanded pipeline, no assurance can be given that any such financing will be completed or will be timely completed on favorable terms.

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

Results of Operations

For Three and Nine Months Ended March 31, 2018 and 2017

Results of operations for the three months ended March 31, 2018 (the “2018 quarter”) and the three months ended March 31, 2017 (the “2017 quarter”) reflected losses of approximately $4,968,000 and $5,385,000, respectively.

Results of operations for the nine months ended March 31, 2018 (the “2018 period”) and the nine months ended March 31, 2017 (the “2017 period”) reflected losses of approximately $17,371,000 and $14,088,000, respectively.

Revenues

We are a clinical stage company and have not generated any revenues since inception.

Expenses

Research and development costs include salaries, benefits and other staff-related costs; consultants and outside costs; material manufacturing costs; and facilities and other costs. Research and development costs were approximately $2,469,000 in the 2018 quarter compared to $3,439,000 in the 2017 quarter. Research and development costs were approximately $10,220,000 in the 2018 period compared to $9,000,000 in the 2017 period. The decrease in the 2018 quarter was due to reduced manufacturing costs as the process had been determined and the clinical materials had already been manufactured for the clinical trials and reduced compensation and benefits due to several employees being allocated to general and administrative costs in the 2018 period. The main increase in the period is due to the Company licensing an additional pipeline candidate in the 2018 period as well as the start of the clinical trial for AB101 which was offset by the allocation adjustment for compensation expense.

General and administrative costs were approximately $2,457,000 in the 2018 quarter compared to $1,951,000 in the 2017 quarter. General and administrative costs were approximately $7,202,000 in the 2018 period compared to $5,103,000 in the 2017 period. The main increase is due to an increase in stock compensation expense during the 2018 period as well as allocating several employees compensation expense to general and administrative in the 2018 period.

Impact of the U.S. Tax Reform

On December 22, 2017, the U.S. President signed the Tax Cuts and Jobs Act (the “Act”) into law. Effective January 1, 2018, among other changes, the Act (a) reduces the U.S. federal corporate tax rate to 21 percent, provides for a deemed repatriation and taxation at reduced rates on historical earnings (a “transition tax”) of certain non-US subsidiaries owned by U.S. companies and establishes new mechanisms to tax such earnings going forward. The Act has wide ranging implications for the Company. However, the impact on the Company’s financial statements for the three and nine-month periods ended March 31, 2018 is immaterial, primarily because the Company has a full valuation allowance on deferred tax assets in the U.S., which results in there being no U.S. deferred tax assets or liabilities recorded on the balance sheet that need to be remeasured at the new 21% rate. The Company will continue to analyze the effects of the Act on its financial statements and operations. Any additional impacts from the enactment of the Act will be recorded as they are identified during the measurement period as provided for in Staff Accounting Bulletin 118.

Liquidity and Capital Resources

As of March 31, 2018, we have approximately $0.1 million in cash on hand and working capital deficit of approximately $3.9 million. During the year ended June 30, 2017, we closed on an equity transaction in which we issued units consisting of one share of common stock and a warrant to purchase either one-half or one share of common stock. During the year ended June 30, 2017, we also closed on an equity transaction in which we issued shares of common stock only. During the nine months ended March 31, 2018, we had an additional close on an equity transaction in which we issued shares of common stock. The Company received net proceeds of approximately $14 million from the transactions above.

The Company also closed on approximately $4.7 million in a debt financing through April 2018, which has helped increase our cash on hand. While we do have cash on hand, we anticipate that we will need additional funds to cover operating expenses, continue clinical trials of RZ358 and AB101 and continue research and development of RZ402 through the calendar year end 2018. We are currently evaluating additional options to raise capital to fund our current and future operations.

In the process of completing the debt financing and beginning an equity financing, it was determined that the Company had an adequate supply of AB101 material for current and future trials through a potential out-licensing opportunity of AB101. In an attempt to reduce the Company’s manufacturing expense, we did a reduction of workforce in April 2018. The reduction will reduce the Company’s monthly cash expenses to better align with the various programs of the Company. The Company continues to lease their manufacturing facility and is currently evaluating its future use.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Accounting Officer (our principal accounting officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation and the material weakness described below, our management concluded that we did not maintain effective disclosure controls and procedures as of March 31, 2018 in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that it is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management has identified control deficiencies regarding a lack of segregation of duties, a need for a stronger internal control environment, and minimal review of complex accounting issues. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate disclosure controls.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Item 5.02 Departure of Directors or Certain Officers; Election of Officers; Appointment of Certain Officers:  Compensatory Arrangements of Certain Officers.

Appointment of Chief Financial Officer

On May 10, 2018, Dr. Keith Vendola was hired by the Company as the Chief Financial Officer.    Dr. Vendola, age 46, previously worked as a Vice President at Coherus Biosciences from 2014 to 2017.   Prior to working with Coherus, Dr. Vendola worked as a consultant at Booz & Co. in 2014 and as a private consultant from 2012 to 2013.  Dr. Vendola also worked as the Financial Officer and Vice President of Finance and Corporate Development for Eiger Biopharmaceuticals from 2009 to 2011.  Dr. Vendola received his MBA at Northwestern University, his MD at Dartmouth Medical School and his bachelor’s degree from College of the Holly Cross.   The Company entered into a signed offer letter (the “Offer Letter”) with Dr. Vendola in which the Offer Letter provides, among other things: (i) a base salary of $330,000 based on current market data; (ii) a target bonus of 30% of his annual salary; and (iii) stock options to purchase up to one million shares of the Company’s common stock subject to approval by the Board of Directors.

There are no arrangements or understandings between Dr. Vendola and any other person pursuant to which he was selected to serve in the roles described above. Dr. Vendola does not have any familial relationship with any director or executive officer of the Company, and there are no transactions in which Dr. Vendola has an interest requiring disclosure under Item 404(a) of Regulation S-K. Ms. Fields, the Chief Accounting Officer, will remain as the Principal Accounting Officer of the Company.

The foregoing description of the Offer Letter is a summary of the material terms thereof and is qualified in its entirety by the complete text of the Offer Letter, which is attached hereto as Exhibit 10.3 to this Form 10-Q.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits
10.1	Amendment #1 to License Agreement with XOMA*%

10.2	Amendment #1 to Common Stock Purchase Agreement with XOMA*%

10.3	Offer Letter with Keith Vendola*

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements*

* Filed herewith

% Certain portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the Commission on May 15, 2018.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REZOLUTE, INC.

Date: May 15, 2018	By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Morgan Fields
Morgan Fields
Chief Accounting Officer (Principal Accounting Officer)

