Form 10-Q
period 2018-09-30
Rezolute, Inc.
filed 2018-12-14
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.). ☒ Yes ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

Number of shares of issuer’s common stock outstanding as of December 14, 2018: 62,166,309

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION	2

ITEM 1. FINANCIAL STATEMENTS	2

Consolidated Balance Sheets – September 30, 2018 (unaudited) and June 30, 2018	2

Consolidated Statements of Operations - Three months ended September 30, 2018 (unaudited) and 2017 (unaudited)	3

Consolidated Statements of Stockholders’ Deficit - From June 30, 2018 to September 30, 2018 (unaudited) and from June 30, 2017 through September 30, 2017 (unaudited)	4

Consolidated Statements of Cash Flows - Three months ended September 30, 2018 (unaudited) and 2017 (unaudited)	5

Notes to Consolidated Financial Statements	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCUSSION ABOUT MARKET RISK	18
ITEM 4. CONTROLS AND PROCEDURES	18

PART II – OTHER INFORMATION	18

ITEM 1. LEGAL PROCEEDINGS	18
ITEM 1A. RISK FACTORS	18
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	19
ITEM 4. MINE SAFETY DISCLOSURE	19
ITEM 5. OTHER INFORMATION	19
ITEM 6. EXHIBITS	19

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Rezolute, Inc.

Consolidated Balance Sheets

	September 30, 2018	June 30, 2018
	(Unaudited)
Assets

Current assets
Cash	$400,871	$1,645,872
Other current assets	372,114	361,915
Total current assets	772,985	2,007,787

Non-current assets
Fixed assets, net	178,719	368,374
Intangible assets, net	35,207	37,030
Deferred lease asset	25,439	32,850
Deposits	56,841	56,841
Total non-current assets	296,206	495,095

Total Assets	$1,069,191	$2,502,882

Liabilities and Stockholders' (Deficit) Equity

Current liabilities:
Accounts payable and accrued expenses	$1,788,387	$1,706,154
Accrued payroll	868,565	770,976
Convertible notes payable, net	4,137,232	3,434,611
Embedded derivative liability	55,000	73,904
Deferred lease liability, current portion	132,922	113,997
Interest payable	356,996	148,372
Total current liabilities	7,339,102	6,248,014

Non-current liabilities:
Deferred lease liability, less current portion	148,224	190,577
Deposit liability	25,046	25,046
Total non-current liabilities	173,270	215,623

Total Liabilities	7,512,372	6,463,637

Commitments and Contingencies (Note 10)

Stockholders' (deficit) equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 62,166,309 shares issued and outstanding, September 30, 2018 and June 30, 2018	62,168	62,168
Additional paid-in capital	91,043,622	90,160,815
Accumulated deficit	(97,548,971)	(94,183,738)
Total stockholders' deficit	(6,443,181)	(3,960,755)

Total Liabilities and Stockholders' Deficit	$1,069,191	$2,502,882

See accompanying notes to consolidated financial statements

Rezolute, Inc.

Consolidated Statements of Operations

	Three Months
	Ended September 30,
	2018	2017
	(Unaudited)
Operating expenses
Research and development
Compensation and benefits	$557,391	$1,500,864
Consultants and outside costs	46,705	130,361
Material manufacturing costs	72,932	426,089
Clinical trial costs	3,184	979,766
License costs	-	770,900
Facilities and other costs	249,698	502,657
	929,909	4,310,637

General and administrative
Compensation and benefits	1,249,696	1,795,427
Professional fees	121,923	223,594
Investor relations	44,013	59,871
General and administrative	239,340	327,600
Loss (Gain) on sale of fixed assets	(22,852)	-
	1,632,120	2,406,492

Total operating expenses	2,562,029	6,717,129

Loss from operations	(2,562,029)	(6,717,129)

Other income (expense)
Interest income	28	337
Rent income	89,466	31,838
Interest expense	(911,602)	-
Derivative gains	18,904	342
Total other income	(803,204)	32,517

Net loss	$(3,365,233)	$(6,684,612)

Net loss attributable to common stock	(3,365,233)	(6,684,612)

Net loss per common share - basic and diluted	$(0.05)	$(0.13)

Weighted average number of common shares outstanding - basic and diluted	62,166,309	52,887,981

See accompanying notes to consolidated financial statements

Rezolute, Inc.

Consolidated Statements of Stockholders' Deficit

From June 30, 2018 to September 30, 2018 (Unaudited)

			Additional		Total
	Common Stock, $0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2017	49,228,640	$49,230	$72,800,699	$(64,321,962)	$8,527,967

Stock-based compensation (Unaudited)	-	-	1,507,699	-	1,507,699

Fair value of warrants issued (Unaudited)	-	-	14,847	-	14,847

Issuance of common stock, net of issuance costs of $60,000 (Unaudited)	4,500,000	4,500	4,435,500	-	4,440,000

Net loss for the three months ended September 30, 2017 (Unaudited)	-	-	-	(6,684,612)	(6,684,612)

Balance at September 30, 2017 (Unaudited)	53,728,640	$53,730	$78,758,745	$(71,006,574)	$7,805,901

			Additional		Total
	Common Stock, $0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at June 30, 2018	62,166,309	$62,168	$90,160,815	$(94,183,738)	$(3,960,755)

Stock-based compensation (Unaudited)	-	-	877,951	-	877,951

Fair value of warrants issued (Unaudited)	-	-	4,856	-	4,856

Net loss for the three months ended September 30, 2018 (Unaudited)	-	-	-	(3,365,233)	(3,365,233)

Balance at September 30, 2018 (Unaudited)	62,166,309	$62,168	$91,043,622	$(97,548,971)	$(6,443,181)

See accompanying notes to consolidated financial statements

Rezolute, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months
	Ended September 30
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,365,233)	$(6,684,612)
Amortization of intangible asset	1,823	1,823
Amortization of debt discount and debt issuance costs	702,621	-
Depreciation expense	25,368	266,613
Gain on sale of fixed assets	(22,852)	-
Stock-based compensation expense	877,951	1,507,699
Derivative gains	(18,904)	(342)
Warrant expense	4,856	14,847
Changes in operating assets and liabilities:
(Increase) decrease in other current assets	(10,199)	92,845
Decrease in deferred lease asset	7,411	5,731
Increase (decrease) in accounts payable and accrued expenses	179,822	(84,636)
Increase in interest payable	208,624	-
Decrease in deferred lease liability	(23,428)	(24,975)
Net Cash Used In Operating Activities	(1,432,140)	(4,905,007)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(5,816)
Proceeds from sale of equipment	187,139	-
Return of security deposit	-	-
Net Cash Provided By (Used) In Investing Activities	187,139	(5,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease payable	-	-
Proceeds from issuance of equity financing	-	4,500,000
Payment of placement agent compensation and issuance costs	-	(60,000)
Net Cash Provided by Financing Activities	-	4,440,000

Net decrease in cash	(1,245,001)	(470,823)

Cash - Beginning of Period	1,645,872	4,486,538

Cash - End of Period	$400,871	$4,015,715

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-
Interest	$-	$-

See accompanying notes to consolidated financial statements

Rezolute, Inc.

Notes to Consolidated Financial Statements
September 30, 2018
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed on October 15, 2018, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended June 30, 2018.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended September 30, 2018 are not necessarily indicative of results for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. Such estimates and assumptions impact, among others, the following: estimated useful lives and impairment of depreciable assets, the fair value of share-based payments and warrants, fair value of derivative instruments, management’s assessment of going concern, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing and expected future operating losses. Actual results could differ from those estimates.

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

The carrying amounts of financial instruments including cash, accounts payable and accrued expenses approximated fair value as of September 30, 2018 and June 30, 2018 due to the relatively short maturity of the respective instruments.

The embedded derivative liability is recorded at an estimated fair value based on the present value of the probability of the weighted exercise of the payment obligation. The embedded derivative liability is a level 3 fair value measurement with the entire change in the balance recorded through earnings each reporting period. The significant inputs to the calculation are a term of one year and a weighted probability of 50%. Refer to Note 6 for further discussion. The following table sets forth a reconciliation of changes in the fair value of financial instruments classified as level 3 in the fair value hierarchy:

Balance as of June 30, 2018	73,904
Total unrealized gains (losses):
Included in earnings	(18,904)
Balance as of September 30, 2018	$55,000

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 was effective for us starting on July 1, 2018, and early adoption is not permitted. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarifies the guidance in ASU No. 2016-1, Financial Instruments-Overall (Subtopic 825-10) related to: Equity Securities without a Readily Determinable Fair Value- Discontinuation, Equity Securities without a Readily Determinable Fair Value- Adjustments, Forward Contracts and Purchased Options, Presentation Requirements for Certain Fair Value Option Liabilities, Fair Value Option Liabilities Denominated in a Foreign Currency and Transition Guidance for Equity Securities without a Readily Determinable Fair Value. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-9. Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The update includes guidance on what changes to share-based payment awards would require modification accounting and is effective for annual periods after December 15, 2017. We adopted the ASU 2017-9 on July 1, 2018. The adoption of the new provisions did not have a material impact on our financial condition or results of operations.

In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11. Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 revises the guidance for instruments with down round features in Subtopic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. ASU 2017-11 is effective for annual and interim periods beginning December 15, 2018, and early adoption is permitted, including adoption in an interim. ASU 2017-11 provides that upon adoption, an entity may apply this standard retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the opening balance of retaining earnings in the fiscal year and interim period adoption. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires organizations to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. This ASU is effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered after, the date of initial application, with an option to use certain transition relief. We will be required to adopt ASU 2016-02 starting on July 1, 2019. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

Subsequent Events

Two new investors (“New Investors”) have expressed interest in investing in Rezolute and have now affirmed their intent to enter into exclusive diligence and negotiations regarding potential investments in Rezolute (“Transaction”).

In exchange for the receipt of a total of $1.5 million ("Exclusivity Amount"), the Company has entered into an exclusivity agreement ("Exclusivity") with the New Investors. Pursuant to the terms of the Exclusivity, until the earlier to occur of: (i) the execution of a definitive agreement regarding a Transaction; (ii) the New Investors terminating the Exclusivity; or (iii) December 21, 2018, the Company is ceasing any and all discussions and negotiations with all other third parties including the Potential Lead. In the event that both or either New Investor elects not to enter into a Transaction, then at such New Investors' sole election, it may either: (a) request that Rezolute refund the applicable Exclusivity Amount; or (b) elect to convert the applicable Exclusivity Amount into shares of Rezolute's Common Stock at a price per share to be agreed upon.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $3,365,233 and net cash used in operations of $1,432,140 for the three months ended September 30, 2018, working deficit of $6,566,117 and stockholders’ deficit of $6,443,181 and an accumulated deficit of $97,548,917 at September 30, 2018.  In addition, the Company is in the clinical stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects that its current cash resources as well as expected lack of operating cash flows will not be sufficient to sustain operations for a period greater than one year. The ability of the Company to continue its operations is dependent on Management's plans, which include continuing to raise capital through equity or debt based financings. The Company is actively seeking additional equity funding from two investors, for which we are under an Exclusivity Agreement, as previously defined in subsequent events. There can be no assurances that such capital will be available to us on acceptable terms, or at all.

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

Note 4 Fixed Assets

The following is a summary of fixed assets and accumulated depreciation:

	Useful
	Life	September 30, 2018	June 30, 2018
Furniture and fixtures	5 - 7 years	$118,451	$118,450
Lab equipment	3 - 15 years	474,815	738,415
Leasehold Improvements	5 - 7 years	29,296	29,296
		622,562	886,161
Less: accumulated depreciation and amortization		(443,843)	(517,787)
		$178,719	$368,374

Depreciation expense was $25,368 and $266,613 for the three months ended September 30, 2018 and 2017, respectively.

During the period ended September 30, 2018, the Company completed sales of laboratory and manufacturing fixed assets for an amount of $187,139. This resulted in the Company recording a gain on sale of fixed assets of $22,852.

Note 5 Related Party Transactions

During the three months ended September 30, 2018 and 2017, the Company entered into no related party transactions. As of September 30, 2018 and 2017, there were no related party expenses recorded in accounts payable and accrued expense.

As discussed in Note 6, the Company issued a secured convertible promissory note on February 26, 2018 for gross proceeds of $500,000, which proceeds from this Note was received directly from a member of the Board of Directors. The Company also issued a second secured convertible promissory note in connection with the April 3, 2018 closing discussed in Note 6, with gross proceeds of $500,000 with this same member of the Board.

Note 6 Convertible Notes Payable

Historical Note

As of September 30, 2018, the Company had one historical convertible note outstanding with a balance of $10,000, which consists of notes which were not converted at the time of an equity transaction in 2017. As of September 30, 2018, this outstanding convertible note has matured, and payments were due. This convertible note which has not been repaid or converted continues to accrue interest at a rate of 8%.

Q3 2018 Notes

On February 26, 2018, the Company issued a secured convertible promissory note for gross proceeds of $500,000 to a related party. The note bears interest at a rate of 15% per annum and expires one year from issuance. The note contains an optional conversion feature in which if the Company raises $10 million then, at the investor’s option, the notes would convert into the financing at a 20% discount of the financing terms. With the promissory note, the investor also received warrants to purchase 500,000 shares of common stock which expire five years from date of issuance. The exercise price for these warrants was set on of June 29, 2018 at $0.52 per share. The note also contains an embedded derivative liability for the acceleration of the maturity date as discussed in Note 2, which states a $25,000 penalty plus all unpaid interest to be accrued will be paid if note is paid prior to maturity. The initial measurement of the embedded derivative liability of $100,000 was reflected as a debt discount, is being amortized into interest expense over the life of the note.

During the quarter ended March 31, 2018, the Company issued two secured convertible promissory notes for gross proceeds of $700,000, of which one was to a related party for $500,000. The notes bore interest at a rate of 12% per annum and expire one year from issuance or 10 days after the closing of a financing of at least $10 million. The notes included a default interest rate provision, in which the stated interest rate will increase to 15% during an event of default. As of July 15, 2018, the stated interest rate has increased to 15% as the quarterly interest payment is past due. The notes contained an optional conversion feature in which if the Company raises $20 million then, at the investor’s option, the notes would convert into the financing at a 20% discount of the financing terms. This conversion feature was a contingent beneficial conversion feature that was not calculated and recorded until the contingent event has occurred. With the promissory note, the investors also received warrants to purchase 350,000 shares of common stock equal to one-half of the principal amount of the note. The warrants have an exercise price of $1.00 per share and are exercisable for five years from date of issuance.

The above two notes and related warrants to purchase shares of stock were modified on April 3, 2018 with four changes. The first being the optional conversion was amended to an automatic conversion in the event of a qualified financing. Second, the maturity date on both were amended to January 31, 2019 or if the Company successfully offers and sells at least $15 million of its securities in a single equity financing (a “Qualified Financing”), then the outstanding principal and interest due shall automatically be converted at the closing of the Qualified Financing at a 20% discount to the terms set forth in such Qualified financing. Third, the warrants issued were modified to a number of shares set by the principal amount divided by $0.41, which was set on June 29, 2018. Finally, the exercise price was amended from $1.00 to 120% the average closing price of the 10 days preceding July 1, 2018, or $0.52 for the year ended June 30, 2018.

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

Q4 2018 Notes

On April 3, 2018 and April 11, 2018, the Company closed on a series of Senior Secured Promissory Notes with gross proceeds of $4.1 million, which had cash issuance costs of approximately $239,000. The notes also include warrants to purchase common stock with the number of shares and exercise price to be determined at the at the close of the next financing or based on the average trading prices prior to July 1, 2018. As the Company did not complete a financing event prior to July 1, 2018, the warrant conversion share price was set based on the average closing price of the 20 trading days preceding July 1, 2018, or $0.41. The exercise price was set at 120% of the average closing price of the 10 trading days preceding July 1, 2019, or $0.52. As discussed in Note 8, the warrants had a fair value of $134,000. The notes bear interest at 12% per annum, with a 15% default interest rate provision, and mature on January 31, 2019 or if the Company successfully offers and sells at least $15 million of its securities in a single equity financing, then the outstanding principal and interest due shall automatically be converted at the closing of the Qualified Financing at a 20% discount to the terms set forth in such Qualified Financing. The notes contained a mandatory conversion feature, in which the notes will convert into shares at the close of a qualified financing. This conversion feature is a contingent beneficial conversion feature that is not calculated and recorded until the contingent event has occurred. The notes include a default interest rate provision, in which the stated interest rate will increase to 15% during an event of default.

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

The value of the notes and warrants is determined using their relative fair values. The fair value of the promissory notes and warrants was $7,186,883 and $177,893 respectively, resulting in relative fair values of $2,319,000 allocated to notes and $1,821,000 allocated to warrants. As of September 30, 2018, the outstanding balance of the secured convertible promissory notes was $4,840,000, with a current debt discount outstanding of approximately $1,531,405 and unamortized debt issuance costs of approximately $152,000.

As of September 30, 2018 the Company's convertible note outstanding balance is as follows:

Date of Issuance	Face Value of Notes Payable	Unamortized Debt Discount & Debt Issuance Costs	Book Value

May 10, 2010	10,000	-	10,000

February 26, 2018	500,000	62,780	437,220

April 3, 2018	4,040,000	1,106,964	2,933,036

April 3, 2018	700,000	16,263	683,737

April 11, 2018	100,000	26,761	73,239

	5,350,000	1,212,768	4,137,232

Note 7 Shareholders’ Equity

During the three months ended September 30, 2018, the Company did not enter into any additional placement agreements or financing agreements.

The Company has not declared or paid any dividends or returned any capital to common stockholders as of September 30, 2018.

Note 8 Stock-Based Compensation and Warrants

Options

During the quarter ended September 30, 2018, the Company granted 1,125,000 options to employees and 1,702,767 options were forfeited. The Company has computed the fair value of all options granted using the Black-Scholes option pricing model. Options that require specific events before they begin to vest are valued at the grant date, however; have not been recorded as the specific event is not probable of occurring. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. The Company estimated a volatility factor utilizing comparable published volatility of several peer companies. Due to the small number of option holders, the Company has estimated a forfeiture rate of zero as the value of each option holder is calculated individually. The Company estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.

Rezolute has computed the fair value of all options granted during the three months ended September 30, 2018 using the following assumptions:

Expected volatility	84%
Risk free interest rate	2.83%
Expected term (years)	7.0
Dividend yield	0%

Stock option activity is as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding, June 30, 2018	19,415,246	$1.55	7.8
Granted	1,125,000	$0.52
Forfeited	(1,702,767)	$1.62
Outstanding, September 30, 2018	18,837,479	$1.65	7.7

Exercisable at September 30, 2018	10,901,335	$1.89	6.3

Stock-based compensation expense related to the fair value of stock options was included in the statement of operations as research and development – compensation and benefits expense of $129,609 and $298,955 and as general and administrative – compensation and benefits expense of $748,342 and $1,208,744 for the three months ended September 30, 2018 and 2017, respectively. The unrecognized stock-based compensation expense at September 30, 2018 is $3,994,793. The Company expenses the fair value of stock comparison ratably over the vesting period.

Warrants- The Company issued warrants to agents in conjunction with the closing of various financings and issued warrants in private placements as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding, June 30, 2018	45,635,217	$1.37	3.40
Warrants issued for consulting services	15,624	$1.00
Warrants expired	-	$-
Outstanding, September 30, 2018	45,650,841	$1.37	3.09

For the Three Months Ended September 30, 2018: The Company issued warrants to purchase 15,624 shares of common stock at a price of $1.00 in connection with a consulting agreement.

Note 9 Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date operating results, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating results for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes. In connection with the New Tax Cuts and Jobs Act, all gross deferred tax assets and liabilities have been remeasured at the 21% Federal statutory rate. There was no change to the net deferred tax asset recorded as the valuation allowance was also adjusted offsetting these changes during the year ended June 30, 2018.

In the three months ended September 30, 2018, the Company did not record any income tax provision due to expected future losses and full valuation allowance on its deferred tax assets.

Note 10 Commitments and Contingencies

Lease Commitments

In May 2014, the Company entered into a lease of approximately 27,000 square feet of office, laboratory and clean room space to be leased for seventy-two months. The lease requires monthly payments of $28,939 adjusted annually by approximately 3% plus triple net expenses monthly of $34,381 adjusted annually. The Company also made a security deposit of $750,000 which is held by the landlord, of which $562,500 has been returned to the Company and the remaining balance of $187,500 will be returned gradually over the next several years.

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

On July 1, 2018 the Company also sub-leased approximately 4,100 square feet of office space and 6,770 square feet of clean room and lab space to other companies. The Company is to receive monthly payments of approximately $30,300 for this sublease through the conclusion of the lease.

On July 1, 2018, the Company sub-leased approximately 3,200 square feet of lab space to another company. The Company is to receive monthly payments of approximately $8,000 for this space through the conclusion of the lease.

As of September 30, 2018, the minimum rental commitment under the leases are as follows:

	Operating Leases	Sub-lease Income	Total
Year Ending June 30,
2019	596,155	(309,246)	286,909
2020	688,892	(390,076)	298,816
2021	338,392	-	338,392
2022	347,836	-	347,836
2023	357,279	-	357,279
Thereafter	212,085	-	212,085
	$2,540,639	$(699,322)	$1,841,317

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest.

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

For fiscal and calendar year 2019, we have the following objectives to advance our development strategy: (i) initiate a Phase 2b clinical study for RZ358 in the US and Europe, (ii) complete the necessary toxicology studies for RZ402 to enable the filing of an IND and initiation of clinical studies, and (iii) complete the Phase 1 study for AB101 and explore partnership opportunities. In order to meet these objectives, we need to raise additional capital through an equity financing ("Financing").

Throughout calendar year 2018, we have met with a variety of large and mid-size health care funds ("Funds") to unveil the Rezolute story with RZ358 as our lead pipeline program. Many of these Funds have expressed interest in Rezolute and more than 10 Funds have conducted extensive due diligence on our programs and prospects involving many meetings and hundreds of hours of review and analysis.

While some Funds either declined to consider an investment in Rezolute or declined to invest following their diligence, by August 2018 various Funds concluded that they would be interested in investing in Rezolute as part of a syndicate on the condition that at least one Fund serve as the lead investor to prepare a term sheet and related documents. In the second half of August 2018, we received a term sheet from one potential investor (the "Lead Investor"); however, we did not believe that the terms were in the best interests of the Company and its shareholders and continued evaluating alternatives.

Another Fund declined to serve as lead investor in Rezolute or to participate in a syndicate as part of the Financing; nonetheless, this Fund suggested that we consider a strategic business combination with one of their existing portfolio companies (the "Portfolio Company"). In the second half of September 2018, we engaged in a diligence process with the Portfolio Company culminating in our receipt of a term sheet proposal from the Portfolio Company for a strategic transaction. Following discussions between the companies on October 11, 2018, we concluded that a transaction with the Portfolio Company was not the best option for Rezolute and its shareholders.

Two new investors (“New Investors”) have since expressed interest in investing in Rezolute. and have now affirmed their desire to enter into exclusive diligence and negotiations regarding a potential investment in Rezolute ("Transaction").

In exchange for the receipt of a total of $1.5 million ("Exclusivity Amount"), the Company has entered into an exclusivity agreement ("Exclusivity") with the New Investors. Pursuant to the terms of the Exclusivity, until the earlier to occur of: (i) the execution of a definitive agreement regarding a Transaction; (ii) the New Investors terminating the Exclusivity; or (iii) December 21, 2018, the Company is ceasing any and all discussions and negotiations with all other third parties including the Potential Lead. In the event that both or either New Investor elects not to enter into a Transaction, then at such New Investors' sole election, it may either: (a) request that Rezolute refund the applicable Exclusivity Amount; or (b) elect to convert the applicable Exclusivity Amount into shares of Rezolute's Common Stock at a price per share to be agreed upon.

While no assurance can be given that: (i) we will execute a term sheet with the New Investors; (ii) we will be able to negotiate a purchase agreement that is satisfactory to all parties; (iii) we will be able to generate enough interest from other Funds to raise sufficient capital; (iv) that we will be able to raise additional bridge financing to continue operations pending the completion of the Transaction, we believe that this financing strategy is the best option for the Company and its shareholders. Our inability to either secure additional bridge funding or complete the Financing would materially and adversely impact our ability to continue as a going concern.

Significant Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to the estimated useful lives and impairment of depreciable assets, the fair value of share-based payments and warrants, fair value of derivative instruments, estimates of the probability and potential magnitude of contingent liabilities, income tax valuation allowances and going concern. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstance, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

Results of Operations

For Three Months Ended September 30, 2018 and 2017

Results of operations for the three months ended September 30, 2018 (the “2019 quarter”) and the three months ended September 30, 2017 (the “2018 quarter”) reflected losses of $3,365,233 and $6,684,612, respectively.

Revenues

We are a clinical stage company and have not generated any revenues since inception.

Expenses

Research and development costs include salaries, benefits and other staff-related costs; consultants and outside costs; material manufacturing costs; and facilities and other costs. Research and development costs were approximately $930,000 in the 2019 quarter compared to $4,311,000 in the 2018 quarter. The decrease in the 2019 quarter was due to reduced manufacturing costs as the Company is no longer manufacturing product at its Colorado location. This included both expenses incurred during the manufacturing process, as well as $1,100,000 decrease in compensation and benefits, including salaries, benefits and stock compensation, with the decreased headcount. Additionally, the Company incurred $771,000 of license expense in the 2018 quarter compared to zero license expense in the 2019 quarter.

General and administrative costs were approximately $1,632,000 in the 2019 quarter compared to $2,406,000 in the 2018 quarter. The main decrease is due to a decrease of employee related expenses, including a stock compensation decrease of $460,402 and decrease of $87,115 of payroll expense from the 2018 quarter, offset partially by a $22,852 gain on sale of fixed assets recorded in the period ended September 30, 2018.

Impact of the U.S. Tax Reform

On December 22, 2017, the U.S. President signed the Tax Cuts and Jobs Act (the “Act”) into law. Effective January 1, 2018, among other changes, the Act (a) reduces the U.S. federal corporate tax rate to 21 percent, provides for a deemed repatriation and taxation at reduced rates on historical earnings (a “transition tax”) of certain non-US subsidiaries owned by U.S. companies and establishes new mechanisms to tax such earnings going forward. The Act has wide ranging implications for the Company. However, the impact on the Company’s financial statements for the three September 30, 2018 was not significant, primarily because the Company has a full valuation allowance on deferred tax assets in the U.S., which results in there being no U.S. deferred tax assets or liabilities recorded on the balance sheet in which remeasurement was not significant at the new 21% rate. The Company will continue to analyze the effects of the Act on its financial statements and operations.

Liquidity and Capital Resources

As of September 30, 2018, we have approximately $401,000 in cash on hand and working deficit of approximately $6.57 million.

The Company received net proceeds of approximately $1.5 million subsequent to September 20, 2018 from the exclusivity agreement disclosed above.

As previously discussed, the Company is seeking additional funding of approximately $40 million to cover operating expenses, continue clinical trials of RZ358, bringing RZ402 through an IND filing, continuing clinical trials of AB101 and continuing research and development of our product pipeline through the calendar year end 2019. Due to the Company's low cash balance, in the interim, we may have to seek additional bridge financing to continue operations pending the completion of the Transaction disclosed above. There is no guarantee that the Company will be able to obtain bridge financing until the Financing closes and our inability to do so would materially and adversely impact our ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Finance Officer (our principal accounting officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that assessment under those criteria, our management has determined that, at September 30, 2018, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

Certain factors exist which may affect the Company’s business and could cause actual results to differ materially from those expressed in any forward-looking statements. The Company has not experienced any material changes from those risk factors as previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 15, 2018 (the “Form 10-K”).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statements of Cash Flows, (iv) Statements of Stockholders Equity and (v) related notes to these financial statements*

* Filed herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REZOLUTE, INC.

Date: December 14, 2018	By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer
(Principal Executive Officer)

Date: December 14, 2018	By:	/s/ Keith Vendola
Keith Vendola
Chief Financial Officer
(Principal Accounting Officer)