Form 10-K/A
period 2018-06-30
Rezolute, Inc.
filed 2018-12-31
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Number of shares of issuer’s common stock outstanding as of December 31, 2018: 62,166,309

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Rezolue, Inc. (“Rezolute”, or the “Company”) Annual Report on Form 10-K for the fiscal year ending June 30, 2018, as filed with the Securities and Exchange Commission (“SEC”) on October 15, 2018 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Part III of Form 10-K that was not included in the Original Filing, as we did not file our definitive proxy statement within 120 days after the end of our fiscal year ended June 30, 2018. As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certificates of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information with respect to our current directors, executive officers and key employees. The term for each director expires at our next annual meeting or until his or her successor is appointed. The ages of the directors, executive officer and key employees are shown as of December 31, 2018.

Name	Position	Age
Nevan C. Elam	Chief Executive Officer and Chairman of the Board	50 (1)
Hoyoung Huh, Ph.D.	Director, Vice Chairman of the Board	48 (2)
David F. Welch, Ph.D.	Director	55 (3)
Samir Patel, M.D.	Director	48 (4)
Tae Hoon Kim	Director	36 (4)
Gil Labrucherie	Director	47 (5)
Sankaram Mantripragada, Ph.D.	Chief Scientific Officer	59 (6)
Keith Vendola	Chief Financial Officer	46 (7)

(1)	Effective January 31, 2013, Nevan C. Elam was appointed as Chief Executive Officer and as a member of the Board for Rezolute. Effective December 31, 2013, Nevan Elam was appointed as Chairman of the Board.
(2)	Effective January 31, 2013, Hoyoung Huh was appointed as a member of the Board of Rezolute. Effective April 4, 2018 Dr. Huh was appointed Vice Chairman of the Board.
(3)	Effective July 24, 2015, David Welch was appointed as a member of the Board of Rezolute.
(4)	Effective March 17, 2017, Samir Patel and Tae Hoon Kim were appointed as members of the Board of Rezolute.
(5)	Effective October 9, 2017, Gil Labrucherie was appointed as a member of the Board of Rezolute.
(6)	Effective January 31, 2013, Sankaram Mantripragada was appointed as Chief Scientific Officer for Rezolute.
(7)	Effective May 16, 2018, Keith Vendola was appointed as Chief Financial Officer for Rezolute.

Set forth below is biographical information with respect to each of the aforementioned individuals.

Nevan C. Elam. Mr. Elam serves as our Chief Executive Officer and as the Chairman of our Board. Mr. Elam was as a Managing Director of Konus Advisory Group, Inc. from January 2012 to September 2014. Prior to his service with Rezolute and Konus Advisory Group, Inc., Mr. Elam served as Chief Executive Officer and President of AeroSurgical Ltd., a medical device company operating out of Ireland. Prior to his service with AeroSurgical Ltd., Mr. Elam was Head of the Pulmonary Business Unit and Senior Vice President of Nektar Therapeutics from April, 2007 through December 2008 and served as Nektar's Senior Vice President of Corporate Operations and General Counsel from January 2005 through April 2007. From March 2004 through December 2004, Mr. Elam served as an Advisor to E2open, Inc. From February 2002 through March 2004, Mr. Elam served as Chief Financial Officer of E2open and from October 2000 to February 2002, he served as Vice President of Business and Corporate Development of E2open. Prior to E2open, Mr. Elam was a Partner in the corporate practice of the law firm of Wilson Sonsini Goodrich & Rosati, where he served for eight years. He serves as Director of pH Pharma, Co., Ltd, Savara, Inc., AeroSurgical Ltd. and Aerogen Ltd. Mr. Elam received his Juris Doctorate from Harvard Law School and a Bachelors of Arts from Howard University. We believe that Mr. Elam’s experience advising pharmaceutical companies of their unique legal and regulatory obligations qualifies him to serve on the Board.

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

Hoyoung Huh, M.D., Ph.D. Dr. Huh serves as a Vice Chairman of our Board, Chairman of our Scientific Advisory Board and Business Development. Dr. Huh is also currently the Chief Executive Officer and Chairman of pH Pharma, Co., Ltd. Dr. Huh was a Managing Director of Konus Advisory Group, Inc. from January 2012 to September 2014 with Mr. Elam. Prior to founding Konus Advisory Group, Inc., Dr. Huh was Chief Executive Officer of BiPar Sciences, Inc. from February 2008 until December 2010. In addition, Dr. Huh has been involved in the formation, management and board positions of multiple biotechnology and innovation-based companies. Dr. Huh currently serves as the Chairman of the Board of Geron Corporation and CytomX Therapeutics as well as on the board of directors for Addex Therapeutics, ReSurge International and SF Jazz. Dr. Huh holds an M.D. from Cornell University Medical College, a Ph.D. in Genetics/Cell Biology from the Cornell University/Sloan-Kettering Institute, and a Bachelor’s degree in biochemistry from Dartmouth College. We believe that Dr. Huh’s medical experience and his experience working with pharmaceutical companies qualifies him to serve on the Board.

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

Samir Patel, M.D. Dr. Patel currently serves as a member of our Board. Dr. Patel is co-founder, principal and former CEO of SPEC Pharma, LLC, which specializes in injectable therapies with complex manufacturing. He is also co-founder, principal and CEO of Digital Therapeutics, LLC, a company investigating therapies for digital ulcerations, a severe rheumatologic condition with high unmet medical need. Dr. Patel previously served as Medical Director of Centocor, Inc., a Johnson & Johnson Company where he oversaw Medical Affairs for Remicade, Stelara and Simponi. Prior to joining Centocor, he practiced adult and pediatric rheumatology in Austin, Texas. Dr. Patel holds a B.S. in Biology from the University of Cincinnati and an M.D. from the Medical College of Ohio. He completed his residency in Internal Medicine and fellowship in Rheumatology at the University of New Mexico. We believe that Dr. Patel’s experience with pharmaceutical companies and his medical background qualifies him to serve on the Board.

Tae Hoon Kim. Mr. Kim currently serves as a member of our Board. Mr. Kim is currently the Chief Executive Officer for Aju Pharm, a pharmaceutical company in the Republic of Korea with more than 60 years of operations. From 2011 to 2014, Mr. Kim was with Genentech, Inc. in their market planning and sales operations divisions. Mr. Kim has a B.S. degree in Cellular and Molecular Biology from the University of Michigan and MBA from Dartmouth College. We believe Mr. Kim’s experience working with pharmaceutical companies qualifies him to serve on the Board.

Keith Vendola, M.D., MBA. Dr. Vendola serves as our Chief Financial Officer. Dr. Vendola previously served as Vice President of Competitive Strategy and Chief of Staff at Coherus BioSciences while the market cap exceeded $1 billion. In this role, he interacted extensively with Wall Street and executed multiple financings. In addition, he has served in senior finance and corporate development roles at a variety of pharmaceutical companies and as an investment banker within the healthcare groups of Banc of America Securities and Chase. As an executive and investment banker, he has contributed to many transactions and helped companies raise over $850 million. Dr. Vendola received an M.B.A. in finance from Northwestern’s Kellogg School of Management, M.D. from Dartmouth Medical School and B.A. in psychology from the College of the Holy Cross, where he graduated with honors. He completed an executive education program at Harvard Business School focused on strategic negotiations as well as a research fellowship in the Developmental Endocrinology Branch of the National Institutes of Health, where he was an author on multiple papers.

Gil Labrucherie. Mr. Labrucherie serves as a member of our Board and Chairman of the Audit Committee. Mr. Labrucherie currently serves as the CFO for Nektar Therapeutics. Prior to his service as CFO at Nektar, he was Senior Vice president, General Counsel and Secretary of Nektar from 2007 to 2016. Mr. Labrucherie began his career as an associate in the corporate practice of the law firm of Wilson Sonsini Goodrich & Rosati. Mr. Labrucherie received his J.D. from University of California Boalt Hall School of Law, where he was a member of the California Law Review and Order of the Coif, and received his B.A. from the University of California, Davis. Mr. Labrucherie is a member of the State Bar of California and is a Certified Management Accountant. We believe that Mr. Labrucherie’s leadership experience and his experience with public companies qualifies him to serve on the Board.

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

In September 2017, the Company settled with the plaintiff’s lawyer to pay certain legal expenses related to the Settlement (“Fee Settlement”). The Company paid $125,000 at the time the Fee Settlement is approved by the Chancery Court and an additional $125,000 on April 30, 2018.

Code of Ethics

We have adopted a code of business conduct and ethics that is applicable to all of our employees, officers and directors. The code is available on our web site, www.rezolutebio.com, under the “Investor Relations” tab. We intend to disclose future amendments to, or waivers from, certain provisions of our code of ethics, if any, on the above website within four business days following the date of such amendment or waiver.

Committees of the Board of Directors

The standing committees of our Board of Directors are the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Audit Committee

Due to the size and structure of the Company and its Board of Directors, the Board historically did not have a standing Audit Committee. The functions that would be performed by the Audit Committee had been performed by the entire Board of Directors. The Audit Committee was created on August 21, 2017. Prior to creation of the Audit Committee, with respect to functions customarily performed by independent members of an audit committee, our non-independent directors did not participate in such functions.

The Audit Committee currently consists of Messrs. Labrucherie, Kim and Welch. The Audit Committee has been established in accordance with the rules and regulations of the SEC and each of the current members of the Audit Committee is an “independent director” as defined in Rule 5605(a)(2) of the Nasdaq Listing Rules. In addition, the Board has determined that Messrs. Labrucherie, Kim and Welch qualify as “audit committee financial experts” as such term is used in the rules and regulations of the SEC.”

The Audit Committee meets periodically with the Company’s independent registered public accountants and reviews the Company’s accounting policies and internal controls. It also reviews the scope and adequacy of the independent registered public accountants’ examination of the Company’s annual financial statements. In addition, the Audit Committee selects the firm of independent registered public accountants to be retained by the Company, subject to stockholder approval, pre-approves services rendered by its independent registered public accountants and pre-approves all related-party transactions.

The Audit Committee operates under an Audit Committee Charter, which was approved on August 21, 2017 and is available on the Company’s website.

Compensation Committee

Due to the size and structure of the Company and its Board of Directors, the Board historically did not have a standing Compensation Committee. The functions that would be performed by the Compensation Committee had been performed by the entire Board of Directors. The Compensation Committee was created on August 21, 2017. Prior to creation of the Compensation Committee, with respect to functions customarily performed by independent members of a compensation committee, our non-independent directors did not participate in such functions.

The Compensation Committee currently consists of three members, including Messrs. Patel, Welch and Kim. Each of the current members of the Compensation Committee is a non-employee director, and each member is independent as defined in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Compensation Committee is responsible for establishing and administering the Company’s compensation arrangements for all executive officers.

The Compensation Committee meets no less frequently than annually (and more frequently as circumstances dictate) to discuss and determine executive officer and director compensation. The Compensation Committee does not generally retain the services of any compensation consultants. However, from time to time it utilizes compensation data from companies that the Compensation Committee deems to be competitive with the Company in connection with its annual review of executive compensation. The Compensation Committee has the power to form and delegate authority to subcommittees when appropriate, provided that such subcommittees are composed entirely of directors who would qualify for membership on the Compensation Committee pursuant to applicable Nasdaq Listing Rules.

No additional compensation is paid to directors for participation on the Compensation Committee. The Compensation Committee operates under a written charter, which was adopted on August 21, 2017 and is available on the Company’s website.

Nominating and Governance Committee

Due to the size and structure of the Company and its Board of Directors, the Board historically did not have a standing Nominating and Governance Committee. The functions that would be performed by the Nominating and Governance Committee had been performed by the entire Board of Directors. The Nominating and Governance Committee was created on August 21, 2017. Prior to creation of the Nominating and Governance Committee, with respect to functions customarily performed by independent members of a nominating and governance committee, our non-independent directors did not participate in such functions.

The Nominating and Governance Committee currently consists of Messrs. Sherman and Patel. The Nominating and Governance Committee has been established in accordance with the rules and regulations of the SEC and each of the current members of the Nominating and Governance Committee is an “independent director” as defined in Rule 5605(a)(2) of the Nasdaq Listing Rules.

Stockholders who wish to recommend nominees for consideration by the Board of Directors or Nominating and Governance Committee must submit their nominations in writing to the Company’s Chairman. Submissions must include sufficient biographical information concerning the recommended individual for the Board of Directors or Nominating and Governance Committee to consider, including age, five-year employment history with employer names and a description of the employer’s business, whether such individual can read and comprehend basic financial statements, and other board memberships (if any) held by the recommended individual. The submission must be accompanied by a written consent of the individual to stand for election if nominated by the Board of Directors or Nominating and Governance Committee and to serve if elected by stockholders. The Board of Directors or Nominating and Governance Committee may consider such stockholder recommendations when it evaluates and recommends nominees to the Board of Directors for submission to the stockholders at each Annual Meeting.

The Nominating and Governance Committee operates under a Nominating and Governance Committee Charter, which was approved on August 21, 2017 and available on the Company’s website.

The Board of Directors and the Nominating and Corporate Governance Committee do not have a specific diversity policy, but consider diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for Board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Scientific Advisory Board.

The Company has established a Scientific Advisory Board. Dr. Huh serves as the Chairman of the Scientific Advisory Board. The other members of the board are Fredrick B. Kraemer, M.D., Philip Home, M.A., D.Phil., D.M., F.R.C.P., Jerrold Olefsky, M.D., Andrew R. Hoffman, M.D., and C. Ronald Kahn, M.D.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the period from July 1, 2017 to June 30, 2018, other than Hoyoung Huh, all filing requirements applicable to its officers, directors and ten percent beneficial owners were complied with.

Non-Employee Director Compensation

In consideration for their service on the Board, Rezolute compensates its non-employee directors with an annual fee as well as in the form of options for each year for their continued service. Rezolute also reimburses its directors for reasonable out of pocket expenses incurred in attending Rezolute’s board meetings and in carrying out their board duties. During the fiscal year ended June 30, 2018, Dr. Sherman was paid $6,250 in director fees. During the fiscal year ended June 30, 2017, Dr. Sherman was paid $25,000 in director fees.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the particulars of compensation paid to our current executive officers during the periods ending June 30, 2018 and 2017.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Option Award ($) (f)	All Other Compensation ($) (i)	Total ($) (j)
Current Named Executive Officers

Nevan Elam (1)	2018	450,000	-	1,910,568	18,334	2,378,902
Chief Executive Officer	2017	450,000	135,000	1,930,407	18,641	2,534,048

Sankaram Mantripragada (2)	2018	350,000	175,000	938,274	18,477	1,481,751
Chief Scientific Officer	2017	350,000	78,750	611,344	30,138	1,070,232

Hoyoung Huh (3)
Chairman of Scientific Advisory	2018	162,000	-	1,065,372	15,109	1,242,481
Board and Business Development	2017	216,000	-	962,584	18,092	1,196,676

Morgan Fields (4)	2018	145,000	-	281,993	7,121	434,114
Chief Accounting Officer	2017	145,000	27,188	266,383	15,508	454,079

Keith Vendola (5)	2018	55,000	-	-	203	55,203
Chief Financial Officer	2017	-	-	-	-	-

(1)	Mr. Elam was appointed the Chief Executive Officer of Antria Delaware on June 1, 2012 and was appointed the Chief Executive Officer of AntriaBio on January 31, 2013. Mr. Elam received a base salary of $230,000 beginning in June 2012 which increased to $390,000 on March 26, 2014 and increased to $450,000 effective January 1, 2015. On September 26, 2016, the Board approved a bonus to Mr. Elam of $135,000 related to calendar year 2015. The Board approved a bonus to Mr. Elam on February 23, 2015 of $195,000 related to calendar year 2014, which Mr. Elam elected to defer and have paid at a later date. The other compensation also includes employee benefits that the Company paid during the fiscal year ended June 30, 2018.

(2)	Dr. Mantripragada was appointed the Chief Scientific Officer of Antria Delaware on April 1, 2012 and was appointed the Chief Scientific Officer of AntriaBio on January 31, 2013. Dr. Mantripragada is to receive a base salary of $275,000 beginning in April 2012 which increased to $295,000 on January 1, 2013 and increased to $350,000 effective January 1, 2015. On September 26, 2016, the Board approved a bonus to Dr. Mantripragada of $78,750 related to calendar year 2015. The Board approved a bonus to Dr. Mantripragada on February 23, 2015 of $218,000 related to calendar year 2014 which Dr. Mantripragada elected to defer and have paid at a later date. Dr. Mantripragada’s is also to receive a one time bonus of $175,000 after the initiation of the human clinical trial for AB101, which occurred in the calendar year ended 2017 and Dr. Mantripragada elected to defer and have paid at a later date. The other compensation also includes employee benefits that the Company paid during the fiscal year ended June 30, 2018.

(3)	Dr. Huh was appointed as an executive officer on January 1, 2015. Dr. Huh is to receive a base salary of $216,000 beginning on January 1, 2015 and received a one-time bonus of $95,000 related to calendar year 2014 of which Dr. Huh elected to defer $47,500 until a later date. The other compensation also includes employee benefits that the Company paid for the employee. Prior to January 1, 2015 all compensation was as a director. See “Director Compensation” table. Effective April 6, 2018, Dr. Huh was appointed Vice Chairman of the Board of Directors.

(4)	Ms. Fields was appointed the Chief Accounting Officer on July 18, 2014 with a base salary of $130,000 which was increased to $145,000 effective January 1, 2015. On September 26, 2016, the Board approved a bonus to Ms. Fields of $36,250 related to calendar year 2015. The other compensation also includes employee benefits that the Company paid for the employee. All previous compensation was as non-executive compensation. Ms. Fields resigned from the Company on June 26, 2018.

(5)	Mr. Vendola was appointed the Chief Financial Officer on May 16, 2018 with a base salary of $330,000. The other compensation also includes employee benefits that the Company paid for the employee during the fiscal year ended June 30, 2018.

Outstanding Equity Awards

The following table provides a summary of equity awards outstanding for each of the Named Executive Officers and Directors as of June 30, 2018:

Name (a)	Number of Securities Underlying Unexercised Options Exerciable (#) (b)	Number of Securities Underlying Unexercised Options Unexercisable (#) (c)	Equity Incentive Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)

Nevan C. Elam	1,350,000	-	-	$3.12	3/26/2021
	1,450,000	-	290,000	$2.06	2/23/2025
	1,458,333	-	2,041,667	$1.20	10/31/2026
	4,258,333		2,331,667

Sankaram Mantripragada, Ph.D.	500,000	-	-	$3.12	3/26/2021
	579,167	-	115,833	$2.06	2/23/2025
	270,833		729,167	$1.20	10/31/2026
	250,000	-	750,000	$1.20	10/31/2026
	1,600,000		1,595,000

Hoyoung Huh, M.D., Ph.D	350,000	-	-	$3.12	3/26/2021
	673,333	-	134,667	$2.06	2/23/2025
	1,666,667	-	2,333,333	$1.20	10/31/2026
	2,690,000		2,468,000

Morgan Fields	4,167	-	-	$4.50	1/30/2018
	110,000	-	-	$3.12	3/26/2021
	24,479	-	-	$1.84	7/18/2021
	255,833		127,917	$2.06	2/23/2025
	250,000	-	-	$1.20	10/31/2026
	644,479		127,917

Director Compensation

The following table shows the particulars of compensation paid to our current directors during the years ending June 30, 2018 and 2017.

Name and Principal Position (a)	Year (b)	Fees earned or paid in Cash ($) (c)	Stock Award ($) (d)	Option Award ($) (e)	Non-Equity Incentive Plan Compensation ($) (f)	Nonqualified Deferred Compensation Earnings ($) (g)	All Other Compensation ($) (h)	Total ($) (i)
Current Named Directors

Nevan Elam (1)	2018	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-

Hoyoung Huh (2)	2018	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-

Barry Sherman (3)	2018	6,250	-	99,638	-	-	-	105,888
	2017	25,000	-	99,638	-	-	-	124,638

David Welch (4)	2018	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-

Samir Patel (5)	2018	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-

Tae Hoon Kim (5)	2018	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-

Gil Labrucherie (6)	2018	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-

(1)	The only compensation received by this individual was for serving as an officer of the Company and included in the executive compensation.

(2)	Dr. Huh received options to purchase 350,000 shares on March 28, 2014. Effective January 1, 2015, Dr. Huh was appointed as an executive officer and all compensation became as an officer of the Company. Effective April 4, 2018, Dr. Huh, was appointed Vice Chairman of the Board.

(3)	On July 18, 2014, Dr. Sherman was appointed as a director of the Board. On July18, 2015, he received options to purchase 75,000 shares of common stock and on February 23, 2015, he received options to purchase 187,000 shares of common stock. Dr. Sherman is also to receive an annual fee of $25,000.

(4)	On July 24, 2015, Dr. Welch was appointed as a director of the board. Dr. Welch received no compensation for the years ending June 30, 2018 and 2017.

(5)	On March 17, 2017, Dr. Patel and Mr. Kim were appointed as directors to the board. Dr. Patel and Mr. Kim received no compensation for the years ending June 30, 2018 and 2017.

(6)	On October 9, 2017, Mr. Labrucherie was appointed as a director of the Board. Mr. Labrucherie received no compensation for the years ended June 30, 2018 and 2017.

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

Hoyoung Huh

On January 7, 2015, we entered into an Employment Agreement (the “Employment Agreement”) with Dr. Huh with an effective date of January 1, 2015 (the “Effective Date”). Under the terms of the Employment Agreement, beginning on Effective Date, Dr. Huh will be paid a base salary of $216,000 (the “Base Salary”) per annum payable in accordance with our payroll practices for executives, but no less than once per month. In addition, we agreed to pay Dr. Huh a one-time cash payment of $95,000 in consideration for his efforts to support the Company in the 2014 calendar year. Dr. Huh will also be entitled to earn an annual performance bonus equal to 200% (the “Target Bonus”) of the Base Salary based upon performance criteria set by the Board in its sole discretion. Dr. Huh is also entitled to a one-time transaction related bonus (the “Transaction Bonus”) payable in cash or equity of the Company, subject to the Board’s discretion, equal to three percent (3%) of the gross proceeds of, (i) a Business Combination (as defined in the Employment Agreement), (ii) an equity or debt financing of the Company or (iii) strategic partnerships and collaborations

On April 4, 2018, Mr. Huh was appointed as the Vice Chairman of the Board.

Compensation Committee Interlocks and Insider Participation

We have a standing compensation committee, however our entire Board performs similar functions. Because we assumed the employment agreements of Antria Delaware in connection with the Reverse Merger, the Board did not have any deliberations concerning the compensation of our executive officers. All amendments to compensation agreements were approved by the Board. With respect to the amendments to Messrs. Elam and Mantripragada’s employment agreements, Dr. Huh and Dr. Sherman participated in the deliberation of such amendments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of December 31, 2018, regarding the ownership of our common stock by:

•	each person who is known by us to own more than 5% of our shares of common stock; and
•	each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 62,166,319 shares of common stock outstanding as of December 31, 2018.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and generally includes voting or investment power with respect to securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days through the exercise of any warrant, stock option, or other right. Shares subject to options that are exercisable within 60 days following December 31, 2018, are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Information regarding our Equity Compensation Plan is set forth in Item 5 filed in Form 10-K on October 15, 2018 and is incorporated herein by Reference.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned

pH Pharma Co., Ltd. (1) 2F, Artside Gallery 15 Jahamun-Ro 6-GIL Jongno-Gu, Seoul 03044 Korea	6,692,254	14%

David Welch (2) 217 Camino Al Lago Atherton, CA 94027	6,888,370	14%

Striker Asia Opportunities Fund Corporation(3) c/o 17th Floor, Guandong Investment Tower 148 Connaught Road Central, Hong Kong	4,457,962	10%

Pranabio Investments, LLC (4) 6800 West Gate Blvd, Ste 132-298 Austin, TX 78745	3,704,546	8%

Ildong Pharmaceutical Co., Ltd (5) 2, Baumoe-ro, 27-gil, Seocho-gu, Seoul, Korea 06752	3,000,000	6%

Tae Hoon Kim (6) 600, Gyeongin-ro, Guro-gu Seoul, Korea	2,226,190	5%

Hoyoung Huh (7) 1450 Infinite Drive Louisville, CO 80027	7,175,051	15%

Nevan C. Elam 1450 Infinite Drive Louisville, CO 80027	3,525,979	8%

Sankaram Mantripragada 1450 Infinite Drive Louisville, CO 80027	2,098,750	4%

XOMA Corporation 2200 Powell Street, Suite 310 Emeryville, California	8,093,000	17%

All current executive officers and directors as a group (6 persons)	25,618,886	54%

(1)	pH Pharma Co., Ltd is a corporation formed in Seoul Korea. Dr. Hoyoung Huh is the CEO and has voting power on behalf of the entity. The Board, chaired by Dr. Huh, has investment power with respect to these shares.

(2)	The shares beneficially owned by David F. Welch are held in LRFA, LLC, Welch Group, LP, Alexandra J. Welch Trust dtd 12/11/2000, John F. Welch Trust dtd 12/11/2000, and Thomas C. Welch Trust dtd 12/11/2000. David F. Welch has sole voting and investment power with respect to all of the shares listed above. David F. Welch was appointed as a director of the Board on July 24, 2015.

(3)	Striker Asia Opportunities Fund Corporation is a Cayman Islands corporation. Chung Yuen Ian Huen is the Director and has sole voting and investment power with respect to these shares.

(4)	Pranabio Investments, LLC is a Texas limited liability company. Samir R. Patel is the managing member and has sole voting and investment power with respect to the shares. Samir R. Patel was also appointed as a director of the Board on March 17, 2017.

(5)	Ildong Pharmaceutical Co., Ltd is a corporation formed in Seoul Korea. Pau Woongsup Yun is the CEO and has voting and investment power with respect to these shares.

(6)	Tae Hoon Kim was appointed as a director of the Board on March 17, 2017. Tae Hoon Kim’s beneficial ownership also includes the shares owned by Aju Pharm and Joong Kil Kim. Joong Ki4l Kim is the Chairman of Aju Pharm and has the final voting and investment power over the shares, however Tae Hoon Kim participates in the management of Aju Pharm as the CEO.

(7)	Hoyoung Huh’s beneficial ownership also includes the shares owned by pH Pharma Co., Ltd as Dr. Huh has a majority ownership in pH Pharma Co., Ltd and also has voting power over the shares.

(8)	Includes the vested portion of the options granted by Antria Delaware that were assumed by the Company in connection with the Reverse Merger and the options granted under the 2014 Stock and Incentive Plan, the 2015 Non Qualified Stock Option Plan, and the 2016 Non Qualified Stock Option Pl

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of the NASDAQ Stock Market to determine whether our current director or our new directors are independent. We have determined that as of the date of this Annual Report Gil Labrucherie, David Welch, Samir Patel and Tae Hoon Kim would qualify as “independent” in accordance with the published listing requirements of The NASDAQ Stock Market and for purposes of Section 16 of the Exchange Act. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit-Related Fees

The aggregate fees billed by EKS&H LLLP, now apart of Plante & Moran, PLLC, for professional services rendered to us in connection with the audits of our annual financial statements for the years ended June 30, 2018 and 2017 were $180,489 and $121,540, respectively.

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

Tax Fees

The aggregate fees billed by BKD for professional services rendered to us in connection with the completion of the tax returns for the years ended June 30, 2018 and 2017 were $9,932 and $9,275, respectively.

All Other Fees

None

12

EXHIBIT INDEX

Exhibit No.	Description

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Principal Executive Officer as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Accounting Officer as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Accounting Officer as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

13

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REZOLUTE, INC.

Date: December 31, 2018	By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer
(Principal Executive Officer)

Date: December 31, 2018	By:	/s/ Keith Vendola
Keith Vendola
Chief Financial Officer
(Principal Accounting Officer)

14