Form 10-Q
period 2018-12-31
Rezolute, Inc.
filed 2019-02-14
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-54495

REZOLUTE, INC

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-3440894
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Redwood Shores Parkway, Suite 315, Redwood City California	94065
(Address of Principal Executive Offices)	(Zip Code)

(650) 206-4507

(Registrant’s Telephone Number, including Area Code)

Not Applicable

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

Number of shares of issuer’s common stock outstanding as of February 11, 2019: 61,866,319

 i

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

 ii

PART I - FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS.

Rezolute, Inc.

Unaudited Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2018	2018
Assets

Current assets:
Cash	$258,188	$1,645,872
Assets held for sale	72,537	-
Other current assets	91,553	361,915
Total current assets	422,278	2,007,787

Non-current assets:
Intangibile assets, net	33,384	37,030
Fixed assets, net	-	368,374
Lease deposits and other	-	89,691
Total assets	$455,662	$2,502,882

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,091,017	$1,706,154
Accrued payroll	872,431	770,976
Convertible notes payable, net	10,000	3,434,611
Interest payable	2,762	148,372
Embedded derivative liability	-	73,904
Deferred lease liability	-	113,997
Total current liabilities	2,976,210	6,248,014

Non-current liabilities:
Convertible notes payable, net	5,005,774	-
Interest payable on convertible notes payable	761,372
Exclusivity Payment	1,500,000	-
Long-term portion of deferred lease liability	-	190,577
Sublease deposit liability	-	25,046
Total liabilities	10,243,356	6,463,637

Commitments and contingencies (Notes 10 and 11)

Stockholders' deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
15,000,000 shares designated as Series A; no shares issued	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized;
61,866,319 and 62,166,309 shares issued and outstanding as of December 31, 2018 and June 30, 2018, respectively	61,869	62,168
Additional paid-in capital	91,860,840	90,160,815
Accumulated deficit	(101,710,403)	(94,183,738)
Total stockholders' deficit	(9,787,694)	(3,960,755)
Total liabilities and stockholders' deficit	$455,662	$2,502,882

See accompanying notes to unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months		Six Months
	Ended December 31,		Ended December 31,
	2018	2017	2018	2017
Operating expenses:
Research and development:
Compensation and benefits	$371,428	$1,482,946	$928,819	$2,983,810
Consultants and outside costs	126,457	233,798	173,162	364,159
Material manufacturing costs	472,589	227,602	545,521	653,691
Clinical trial costs	547	581,988	3,731	1,561,754
License costs	50,000	407,605	50,000	1,178,505
Facilities and other costs	288,072	479,149	537,769	981,807

Total research and development	1,309,093	3,413,088	2,239,002	7,723,726

General and administrative:
Compensation and benefits	1,381,852	1,672,494	2,631,548	3,467,921
Professional fees	85,618	213,399	207,541	436,993
Investor relations	13,947	133,705	57,960	193,576
Other general and administrative	291,721	318,272	531,061	645,872
Loss on sale of fixed assets	45,679	-	22,827	-
Impairment of long-lived assets	33,039	-	33,039	-

Total general and administrative	1,851,856	2,337,870	3,483,976	4,744,362

Operating loss	(3,160,949)	(5,750,958)	(5,722,978)	(12,468,088)

Non-operating income (expense):
Interest income	35	524	63	861
Gain on lease termination	167,788	-	167,788	-
Rent income	63,605	31,838	153,071	63,676
Interest expense	(1,286,911)	(147)	(2,198,513)	(147)
Derivative gains	55,000	156	73,904	498

Total non-operating income (expense)	(1,000,483)	32,371	(1,803,687)	64,888

Net loss	$(4,161,432)	$(5,718,587)	$(7,526,665)	$(12,403,200)

Net loss per common share - basic and diluted	$(0.07)	$(0.11)	$(0.12)	$(0.23)

Weighted average number of common shares outstanding - basic and diluted	62,123,919	53,762,538	62,144,998	53,327,558

See accompanying notes to unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit

For the Six Months Ended December 31, 2018

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances, June 30, 2018	62,166,309	$62,168	$90,160,815	$(94,183,738)	$(3,960,755)

Stock-based compensation	-	-	1,693,369	-	1,693,369
Fair value of warrants issued to consultants	-	-	6,357	-	6,357
Shareholder surrender of shares for no consideration	(299,990)	(299)	299	-	-
Net loss	-	-	-	(7,526,665)	(7,526,665)

Balances, December 31, 2018	61,866,319	$61,869	$91,860,840	$(101,710,403)	$(9,787,694)

See accompanying notes to unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2018 and 2017

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,526,665)	$(12,403,200)
Amortization of intangible assets	3,646	3,646
Accretion of debt discount and issuance costs	1,581,163	-
Depreciation and amortization expense	38,832	533,394
Gain on lease termination	(167,788)	-
Loss on sale of fixed assets	22,827	-
Impairment of long-lived assets	33,039
Stock-based compensation expense	1,693,369	2,701,728
Derivative gains	(73,904)	(498)
Fair value of warrants issued to consultants	6,357	535,303
Changes in operating assets and liabilities:
Decrease in other assets	264,173	146,287
Decrease (increase) in deferred lease asset	(14,926)	11,462
Increase in accounts payable and accrued expenses	486,318	469,177
Increase in interest payable	615,762	-
Decrease in deferred lease liability	(45,026)	(49,950)
Net Cash Used In Operating Activities	(3,082,823)	(8,052,651)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	195,139	-
Purchase of fixed assets	-	(5,816)
Net Cash Provided By (Used In) Investing Activities	195,139	(5,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Series AA financing Exclusivity Payment	1,500,000	-
Proceeds from issuance of common stock	-	4,500,000
Payment of offering costs	-	(60,000)
Net Cash Provided by Financing Activities	1,500,000	4,440,000

Net decrease in cash	(1,387,684)	(3,618,467)
Cash at beginning of period	1,645,872	4,486,538
Cash at end of period	$258,188	$868,071

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Non-Cash Investing and Financing Activities:
Transfer of fixed assets to assets held for sale	$72,537	$-
Shareholder surrender of 299,990 shares for no consideration	-	-

See accompanying notes to unaudited condensed consolidated financial statements.

 Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Operations and Consolidation

The Company is a clinical stage biopharmaceutical company. These financial statements represent the consolidated financial statements of Rezolute, Inc. (“Rezolute”), and its wholly owned operating subsidiary AntriaBio Delaware, Inc. (“Antria Delaware”). Rezolute and Antria Delaware are collectively referred to herein as the “Company”. All significant intercompany balances and transactions have been eliminated.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

The condensed consolidated balance sheet as of June 30, 2018, has been derived from the Company’s audited consolidated financial statements. The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2018, which contains the Company’s audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended June 30, 2018.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnote disclosures necessary for a comprehensive presentation of financial position, results of operations, and cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three and six months ended December 31, 2018 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the fiscal year ending June 30, 2019.

Comprehensive Income (Loss)

Comprehensive income (loss) is used to refer to net income (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under U.S. GAAP are reported as separate components of stockholders’ deficit instead of net income (loss). There are no differences between comprehensive loss and net loss for the three and six months ended December 31, 2018 and 2017.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, estimated useful lives and impairment of fixed assets, fair value of share-based payments and warrants, fair value of derivative instruments, management’s assessment of going concern, estimates of the probability and potential magnitude of contingent liabilities, and the valuation allowance for deferred tax assets due to continuing and expected future operating losses. Actual results could differ from those estimates.

Risks and Uncertainties

The Company's operations may be subject to significant risk and uncertainties including financial, operational, regulatory and other risks associated with a clinical stage company, including the potential risk of business failure. See Note 3 regarding going concern matters.

Long-Lived Assets Held for Sale

Long-lived assets classified as held for sale are initially measured at the lower of carrying amount or the fair value less cost to sell. A loss is recognized for any initial adjustment of the long-lived asset’s carrying amount in the period in which held for sale criteria are met.

 Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The carrying amounts of financial instruments including cash, accounts payable and accrued expenses approximated fair value as of December 31, 2018 and June 30, 2018 due to the relatively short maturity of the respective instruments. Due to the complex and unique terms of the convertible notes payable discussed in Note 6 and the Exclusivity Payment discussed in Note 7, it was not reasonably practicable to determine the current fair value for those financial instruments.

The embedded derivative liability discussed in Note 6 is recorded at an estimated fair value based on the present value of the probability of the weighted exercise of the payment obligation. The embedded derivative liability is a level 3 fair value measurement with the entire change in the balance recorded through earnings each reporting period. As of December 31, 2018, the significant inputs to the calculation are a remaining term of one month and a weighted probability of zero percent.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment, aimed at simplifying the accounting for share-based transactions. The standard included modifications to the accounting for income taxes upon vesting or settlement of equity awards, employer tax withholding on share-based compensation and financial statement presentation of excess tax benefits. The Company decided to maintain its current practice of recognizing forfeitures in the period that the forfeiture occurs rather than estimating the number of awards that are not expected to vest in accounting for stock-based compensation. ASU 2016-09 was effective for the Company on July 1, 2018 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 was effective for the Company on July 1, 2018. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarifies the guidance in ASU No. 2016-1, Financial Instruments-Overall (Subtopic 825-10). The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-9, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU includes guidance on what changes to share-based payment awards would require modification accounting and is effective for annual periods beginning after December 15, 2017. We adopted this ASU on July 1, 2018. The adoption of the new provisions did not have a material impact on the Company’s financial condition or results of operations.

 Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires the Company to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. Early adoption is permitted, and the new standard was required to be adopted retrospectively to each prior reporting period presented upon initial adoption. However, in July 2018 the FASB issued ASU No. 2018-11 Targeted Improvements, which provides lessees the option to apply the new leasing standard to all open leases as of the adoption date by recognizing a cumulative-effect adjustment to accumulated deficit in the period of adoption without restating prior periods. The Company is still evaluating which transition approach will be implemented upon adoption of ASU No. 2016-02. This ASU is currently effective for the Company for its fiscal year ending June 30, 2020.

Note 3. Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements, for the six months ended December 31, 2018 the Company incurred a net loss of $7.5 million and net cash used in operating activities amounted to $3.1 million. As of December 31, 2018, the Company had a working capital deficit of $2.6 million, a stockholders’ deficit of $9.8 million, and an accumulated deficit of $101.7 million.  In addition, the Company is in the clinical stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As discussed in Note 11, in January 2019 the Company closed an offering with two new investors (the “New Investors”) for an aggregate of 2.5 million shares of Series AA Preferred Stock that resulted in gross proceeds of $25.0 million (including application of the $1.5 million Exclusivity Payment received in December 2018, as discussed in Note 7). Closing occurred on January 30, 2019 and resulted in receipt of the remaining proceeds of $23.5 million. The shares of Series AA Preferred Stock owned by the New Investors are immediately convertible into an aggregate of approximately 113.6 million shares of common stock. Due to the closing of the Series AA Financing, the Fiscal 2018 Notes discussed in Note 6 converted for an aggregate principal balance of $5,340,000 plus accrued interest to approximately 771,000 shares of Series AA Preferred Stock, which are immediately convertible into an aggregate of approximately 35.0 million shares of common stock. All of the Series AA Shares will automatically convert into shares of common stock upon receipt of stockholder approval for an increase in the number of authorized shares of common stock to at least 500.0 million shares. The holders of Series AA Preferred Stock are entitled to vote on an as converted basis with common stockholders whereby the New Investors have a majority of the votes required to increase the Company’s authorized shares of common stock.

As a result of the $23.5 million capital infusion from the Series AA Financing, less a $5.9 million license payment paid in February 2019, net proceeds of approximately $17.6 million are now available primarily to advance the Company’s clinical programs. The Company also granted options to the New Investors to purchase up to an aggregate of $20.0 million of shares of the Company’s common stock prior to December 31, 2020 at a per share price equal to the greater of $0.29 or 75% of the volume weighted average closing price of the Company’s common stock over 30 consecutive trading days prior to the exercise of the option.

As a result of the completion of the Series AA Financing, management currently believes the Company has adequate capital resources to (i) meet its contractual licensing obligations over the next 12 months, (ii) move forward with its plans to advance ongoing clinical programs, and (iii) repay past due payables and accrued expenses. The Company currently expects to request additional funding from the New Investors during the second half of calendar 2019. However, there are no assurances that the New Investors will elect to exercise their rights to invest up to an additional $20.0 million, or that the Company would be able to obtain additional financing through other sources, such as equity offerings and bank financings. Even if these other financing sources are available, they may not be on terms that are acceptable to management. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

 Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Fixed Assets

The following is a summary of fixed assets and accumulated depreciation:

	Useful	December 31,	June 30,
	Life	2018	2018
Furniture and fixtures	5 - 7 years	$-	$118,450
Lab equipment	3 - 15 years	-	738,415
Leasehold Improvements	5 - 7 years	-	29,296
Total fixed assets		-	886,161
Less accumulated depreciation and amortization		-	(517,787)
Net fixed assets		$-	$368,374

Depreciation and amortization expense amounted to $12,664 and $266,781 for the three months ended December 31, 2018 and 2017, respectively. Depreciation and amortization expense amounted to $38,832 and $533,394 for the six months ended December 31, 2018 and 2017, respectively

For the three months ended September 30, 2018, the Company completed sales of furniture, fixtures, and laboratory equipment for proceeds of $187,139. This resulted in the Company recording a gain on sale of fixed assets of $22,852. For the three months ended December 31, 2018, the Company completed an additional sale of furniture and fixtures for proceeds of $8,000. This sale resulted in the Company recording a loss on sale of fixed assets of $45,679.

Additionally, in December 2018 the Company vacated its leased office and laboratory space in Louisville, Colorado, resulting in an impairment charge of $33,039 related to leasehold improvements, laboratory equipment, furniture and fixtures that the Company is not expected to receive any further economic benefit from. As of December 31, 2018, the Company classified the remaining laboratory equipment with an estimated fair value of $72,537 as assets held for sale. In January 2019, the Company sold this equipment and collected the net proceeds of $72,537.

Note 5. Related Party Transactions

On February 26, 2018, the Company issued a secured convertible promissory note for $500,000 that is payable to a former member of the Board of Directors. On April 3, 2018, the Company issued a second convertible promissory note for $500,000 to this same former member of the Board of Directors. This second promissory note replaced a note with similar terms that was issued on January 25, 2018.

In December 2017, the Company entered into an exclusive license agreement with Xoma Corporation (“Xoma”). For the six months ended June 30, 2018, pursuant to the license agreement the Company issued shares of common stock to Xoma that resulted in ownership of approximately 13% of the Company’s outstanding common stock as of December 31, 2018. This license was amended in January 2019 as discussed in Note 11. As of December 31, 2018, accounts payable and accrued expenses include approximately $449,000 of payables due to Xoma.

 Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6. Convertible Notes Payable

Summary of Convertible Notes

As of December 31, 2018, the Company's convertible notes payable consist of the following:

	Interest		Principal	Unaccreted	Net Carrying	Accrued
Issuance Date	Rate		Balance	Debt Discount	Value	Interest

May 10, 2010	8.0%		$10,000	$-	$10,000	$2,762
February 26, 2018	15.0%	(1)	500,000	36,428	463,572	88,767
April 3, 2018	15.0%	(1)	4,040,000	288,924	3,751,076	539,257
April 3, 2018	15.0%	(1)	700,000	1,826	698,174	120,526
April 11, 2018	15.0%	(1)	100,000	7,048	92,952	12,822
Total			5,350,000	334,226	5,015,774	764,134
Less current maturities			(10,000)	-	(10,000)	(2,762)
Long-term debt			$5,340,000	$334,226	$5,005,774	$761,372

(1) Represents the interest rate that was in effect for the six months ended December 31, 2018.

For the three and six months ended December 31, 2018, the Company recognized accrued interest expense of $407,138 and $613,000, respectively, related to its outstanding convertible notes payable. For the three and six months ended December 31, 2018, the Company recognized debt discount accretion expense of $878,542 and $1,581,163, respectively. Accretion expense is a component of interest expense in the accompanying unaudited condensed consolidated statements of operations.

In connection with the Series AA financing discussed in Note 11, the Fiscal 2018 Notes converted for an aggregate principal balance of $5,340,000 plus accrued interest of approximately $829,000 as of January 30, 2019, into an aggregate of approximately 771,000 shares of Series AA preferred stock. Pursuant to the terms of the notes, the conversion price was approximately $8.00 per share which was a 20% discount to the terms set forth in the Series AA financing. Due to the issuance of preferred stock to settle the obligations under the convertible notes, the Company classified the principal and the related accrued interest balances as long-term liabilities as of December 31, 2018.

May 2010 Note

As of December 31, 2018, the Company had a convertible note outstanding with a balance of $10,000, which consists of notes which were not converted at the time of an equity transaction in 2017. This convertible note bears interest at 8% per annum. As of December 31, 2018, this outstanding convertible note is due on demand, but the holder has not requested payment.

Fiscal 2018 Notes

On February 26, 2018, the Company issued a convertible promissory note for gross proceeds of $500,000 to a former member of the Company’s board of directors. The note provides for interest at 15% per annum and matures one year from issuance.

During the quarter ended March 31, 2018, the Company issued two additional convertible promissory notes for gross proceeds of $700,000, including an additional note for $500,000 to the same former member of the board of directors. These additional notes provided for interest at a rate of 12% per annum and mature one year from issuance or 10 days after the closing of a financing of at least $10 million. These notes included a default interest rate provision, in which the stated interest rate increased to 15% during an event of default. Beginning on July 1, 2018, the interest rate increased to 15% since a default existed due to the failure to make quarterly interest payments. These two notes were modified on April 3, 2018 whereby the notes and accrued interest will automatically convert to common stock at a 20% discount to the terms set forth in an equity financing for at least $15 million (a “Qualified Financing”). In addition, the maturity date on both notes was amended to January 31, 2019.

On April 3, 2018 and April 11, 2018, the Company issued promissory notes and warrants for gross proceeds of $4.1 million, before deduction of cash issuance costs of approximately $239,000. The notes bear interest at 12% per annum, with a 15% default interest rate provision, and mature on January 31, 2019.

 Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Contingent Beneficial Conversion Feature

Each of the Fiscal 2018 Notes discussed above contained a mandatory conversion feature that was triggered if the Company completed an equity financing for between $10 million and $20 million, whereby the notes would automatically convert into the securities issued in the financing at a 20% discount. This feature that enables conversion at a 20% discount upon completion of a future equity financing is a contingent beneficial conversion feature (“BCF”) that is not calculated and recorded until the contingent event has occurred. As discussed in Note 11, on January 30, 2019, the Company closed the Series AA Financing which resulted in the conversion of the Fiscal 2018 Notes whereby a BCF was incurred for approximately $5.9 million. This BCF will be recognized as additional interest expense on the Fiscal 2018 Notes for the fiscal quarter ending March 31, 2019.

Embedded Derivative Liability

The February 26, 2018 promissory note shown in the table above also contains an embedded derivative for the acceleration of the maturity date if the note is paid prior to maturity, whereby a $25,000 penalty plus all unpaid interest to be accrued through the maturity date is due. The initial measurement of this embedded derivative liability of $100,000 was reflected as a debt discount that is being accreted to interest expense using the effective interest method. The following table sets forth a reconciliation of changes in the fair value of the embedded derivative liability for the six months ended December 31, 2018:

Liability as of June 30, 2018	$73,904
Gain from reduction in fair value of embedded derivative	(73,904)
Liability as of December 31, 2018	$-

Note 7. Stockholders’ Deficit

Changes in Stockholders’ Deficit

For changes in stockholders’ deficit for the six months ended December 31, 2018, please refer to the unaudited condensed consolidated statement of stockholders’ deficit. The following table presents changes in stockholders’ deficit for the three months ended December 31, 2018:

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances, September 30, 2018	62,166,309	$62,168	$91,043,622	$(97,548,971)	$(6,443,181)
Stock-based compensation	-	-	815,418	-	815,418
Fair value of warrants issued to consultants	-	-	1,501	-	1,501
Shareholder surrender of shares for no consideration	(299,990)	(299)	299	-	-
Net loss	-	-	-	(4,161,432)	(4,161,432)

Balances, December 31, 2018	61,866,319	$61,869	$91,860,840	$(101,710,403)	$(9,787,694)

 Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Changes in stockholders’ deficit for each of the three months ended September 30, 2017 and December 31, 2017 are as follows:

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances, June 30, 2017	49,228,640	$49,230	$72,800,699	$(64,321,962)	$8,527,967
Issuance of common stock, net of issuance costs of $60,000	4,500,000	4,500	4,435,500		4,440,000
Stock-based compensation	-	-	1,507,699	-	1,507,699
Fair value of warrants issued to consultants	-	-	14,847	-	14,847
Net loss	-	-	-	(6,684,612)	(6,684,612)

Balances, September 30, 2017	53,728,640	53,730	78,758,745	(71,006,574)	7,805,901
Stock-based compensation	-	-	1,194,029	-	1,194,029
Fair value of warrants issued to consultants	-	-	520,455	-	520,455
Commitment fee for issuance of common stock	344,669	345	(345)	-	-
Net loss	-	-	-	(5,718,587)	(5,718,587)

Balances, December 31, 2017	54,073,309	$54,075	$80,472,884	$(76,725,161)	$3,801,798

Since its inception, the Company has not declared or paid any dividends.

Series AA Preferred Stock Exclusivity Payment

In December 2018, two New Investors expressed interest in investing in the Company and affirmed their intent to enter into exclusive diligence and negotiations regarding a potential equity financing (“Transaction”). In exchange for the receipt of a total of $1.5 million ("Exclusivity Payment"), the Company entered into an exclusivity agreement ("Exclusivity") with the New Investors. Pursuant to the terms of the Exclusivity, until the earlier to occur of: (i) the execution of a definitive agreement regarding a Transaction; (ii) the New Investors terminating the Exclusivity; or (iii) December 21, 2018, the Company agreed to cease any and all discussions and negotiations with all other third parties. In the event that both or either New Investor elected not to enter into a Transaction, then at such New Investors' sole election, it had the ability to either: (a) request that the Company refund the applicable Exclusivity Payment; or (b) elect to convert the applicable Exclusivity Payment into shares of the Company's Common Stock at a price per share to be agreed upon. As discussed in Note 11, on January 7, 2019, the New Investors decided to proceed with consummation of the Transaction whereby closing occurred on January 30, 2019. Since the Exclusivity Payment was refundable at the New Investors’ option, it is classified as a liability in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2018. Since the Transaction closed on January 30, 2019, the Exclusivity Payment did not require existing working capital which results in classification as a long-term liability as of December 31, 2018.

 Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Stock-Based Compensation and Warrants

Stock Options

The following table sets forth a summary of stock option activity for the six months ended December 31, 2018:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding, June 30, 2018	19,415,246	$1.55	7.8
Granted	1,125,000	0.52
Forfeited	(1,839,642)	1.62
Outstanding, December 31, 2018	18,700,604	1.58	7.6

Exercisable, December 31, 2018	11,744,856	1.86	6.2

Effective July 1, 2018, the Company adopted ASU 2016-09 to maintain its current practice of recognizing forfeitures in the period that the forfeiture occurs rather than estimating the number of awards that are not expected to vest. The unrecognized stock-based compensation expense as of December 31, 2018 is $3,046,814.

Stock-based compensation expense is included in compensation and benefits under the following captions in the unaudited condensed consolidated statements of operations:

	Three Months		Six Months
	Ended December 31,		Ended December 31,
	2018	2017	2018	2017

Research and development	$61,063	$281,814	$190,672	$580,769
General and administrative	754,355	912,215	1,502,697	2,120,959
Total	$815,418	$1,194,029	$1,693,369	$2,701,728

The aggregate fair value of stock options granted for 1,125,000 shares of common stock for the six months ended December 31, 2018 amounted to $445,189, or $0.40 per share as of the grant date. Fair value was computed using the Black-Scholes valuation model and will result in the recognition of compensation cost ratably over the vesting period of the stock options which approximates the requisite service period. For the six months ended December 31, 2018, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

Expected volatility	84%
Risk free interest rate	2.83%
Expected term (years)	7
Dividend yield	0%

Warrants

The Company has issued warrants in conjunction with various debt and equity financings and for services. For the six months ended December 31, 2018, no warrants expired, and none were exercised. Presented below is a summary of warrant activity for the six months ended December 31, 2018:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding, June 30, 2018	45,635,217	$1.37	3.4
Warrants issued for consulting services	31,248	1.00
Outstanding, December 31, 2018	45,666,465	1.37	2.8

 Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9. Income Taxes

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

For the three and six months ended December 31, 2018, the Company did not record any income tax benefit due to a full valuation allowance on its deferred tax assets. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three and six months ended December 31, 2018 and 2017.

Note 10. Commitments and Contingencies

Lease Commitments and Termination

In May 2014, the Company entered into a lease for approximately 27,000 square feet of office, laboratory and clean room space to be leased for seventy-two months. The lease required monthly payments of $28,939 adjusted annually by approximately 3% plus triple net expenses monthly of $34,381 adjusted annually. As of June 30, 2018, the Company had a security deposit in place for $187,500 which was held by the landlord and this amount was applied to monthly lease payments for the three months ended December 31, 2018.

On March 17, 2017, the Company entered into a sub-lease of approximately 20,000 square feet of office space to be leased for eighty-two months to an unrelated party. The lease required the Company to make monthly payments of $28,425 adjusted annually plus triple net expenses monthly of $28,410 adjusted annually. The Company was also required to make a security deposit of $56,851. On March 17, 2017, the Company sub-leased approximately 10,000 square feet of office space under the May 2014 lease to this unrelated party. The sublease was for eighty-two months and provided for monthly payments to the Company of approximately $25,000. The Company also received a security deposit of $25,046 in connection with this sub-lease. On July 1, 2018 the Company also sub-leased approximately 14,100 square feet of office space, clean room and lab space to other companies. These sub-leases provided for monthly payments of approximately $38,300.

On December 14, 2018 the Company entered into surrender agreements with its landlord, sub-landlord and sub-lessees to terminate all remaining lease and sub-lease obligations. In connection with this transaction, the Company was relieved of its remaining obligations under the leases and relinquished its rights under the lease and sublease agreements whereby no cash was exchanged by the parties. Accordingly, the Company recognized a net gain of $167,788. This gain resulted from the elimination of net deferred rent obligations of $199,583 and the sublease security deposit of $25,046 for a total of $224,629; partially offset by forfeiture of the Company’s security deposit for $56,841 to arrive at the net gain of $167,788. Additionally, the Company recognized an impairment charge of $10,163 for the unamortized leasehold improvement costs. As of December 31, 2018, the Company has no remaining lease commitments.

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations. At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal fees are expensed as incurred.

 Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 11. Subsequent Events

XOMA License Agreement

On December 6, 2017, the Company entered into a license agreement (“License Agreement”) with XOMA Corporation (“XOMA”), through its wholly-owned subsidiary, XOMA (US) LLC, pursuant to which XOMA granted an exclusive global license to the Company to develop and commercialize XOMA 358 (formerly X358, now RZ358) for all indications. XOMA and the Company concurrently entered into a common stock purchase agreement (the “Purchase Agreement” and, together with the License Agreement, the “Transaction Documents”) pursuant to which the Company would issue equity securities to XOMA in connection with certain financing milestones.  On March 30, 2018, XOMA and the Company amended the Transaction Documents to add terms specifying the financial responsibility for certain tasks related to the technology transfer and to adjust the number of shares issuable to XOMA under the Purchase Agreement.

On January 7, 2019, the parties further amended the Transaction Documents.  The License Agreement was amended to eliminate the requirement that equity securities be issued to XOMA upon the closing of a Qualified Financing (as defined in the License Agreement) and to replace it with a requirement for the Company to make five cash payments to XOMA totaling $8,500,000 on or before specified staggered future dates (the “Future Cash Payments”) upon the closing of a Qualified Financing.  The Future Cash Payments are payable for $1.5 million by September 30, 2019, $1.0 million by December 31, 2019, $2.0 million by March 31, 2020, $2.0 million by June 30, 2020, and $2.0 million by September 30, 2020. As a result of this amendment to the License Agreement, during the fiscal quarter ending March 31, 2019, the Company will recognize a liability for the $8.5 million of future payments that are required.

Until the Future Cash Payments are fully paid, the Company is required to pay XOMA 15% of the net proceeds of each Future Financing (“Early Payments”) to be credited against the remaining unpaid Future Cash Payments in reverse order of their future payment date.  Obligations to make the Future Cash Payments following a Qualified Financing and the obligations to make Early Payments shall end when the Future Cash Payments are fully paid for the total of $8.5 million.

In addition to the Future Cash Payments, XOMA was entitled to receive $5,925,000 in cash upon the closing of the Series AA Financing discussed below, which consists of $5,476,000 of consideration for the license, $50,000 for a delay fee, and payment of the Company’s share of expenses of approximately $399,000 (of which a total of $449,000 is included in accounts payable and accrued expenses as of December 31, 2018). The Company will recognize an expense of $5,476,000 upon payment of the license fee for the fiscal quarter ending March 31, 2019. The Company satisfied the aggregate payment obligation of $5,925,000 on February 11, 2019 from a portion of the net proceeds from the Series AA Financing discussed below.

In addition, the amendment to the License Agreement revised the amount the Company is required to expend on development of RZ358 and related licensed products and revised provisions with respect to the Company’s diligence efforts in conducting clinical studies.  Finally, the amendment to the License Agreement eliminated XOMA’s right to appoint a member to the Company’s board of directors.

Series AA Financing

On January 7, 2019, the Company entered into a Purchase Agreement for Shares of Series AA Preferred Stock (the “Purchase Agreement”) with the New Investors discussed in Note 7 whereby the New Investors agreed to purchase shares of newly designated Series AA Preferred Stock (the “Series AA Shares”) for aggregate gross proceeds to the Company of $25.0 million (inclusive of the $1.5 million Exclusivity Payment (the “Series AA Financing”). On January 18, 2018, the board of directors authorized the designation of 5,000,000 shares of the Company’s preferred stock as Series AA Preferred Stock. On January 30, 2019, the Company closed the Series AA Financing and issued an aggregate of 2,500,000 Series AA Shares to the New Investors at a purchase price of $10.00 per share. A condition to closing the Series AA Financing was the resignation of a majority of the Company’s former directors and the appointment of the New Investors as directors whereby the New Investors collectively control the board of directors with two of the three members. As a result of the issuance of the Series AA Shares, the New Investors collectively own 54% of the Company’s Common Stock on an as-converted basis which resulted in a change of control. In addition, the Company granted the Purchasers a board nomination right whereby so long as the New Investors and their affiliates collectively hold at least 40% of the aggregate Series AA Shares, they shall have the right to nominate three members of the Company’s board of directors.

 Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Series AA Shares have an effective conversion price of $0.22 per share of common stock whereby the shares of Series AA Preferred Stock held by the New Investors are immediately convertible, at the option of the holders, into an aggregate of approximately 113.6 million shares of the Company’s common stock. The Series AA Shares will automatically convert into shares of the Company’s common stock upon receipt of shareholder approval for an increase in the number of authorized shares of common stock to at least 500,000,000 shares. The Series AA Preferred Stock is subject to customary anti-dilution adjustments for stock dividends, stock splits and similar events.

The Company agreed to use commercially reasonable efforts to, (i) prepare and file with the SEC within sixty calendar days after the closing of the Series AA Financing, a registration statement under the U.S. Securities Act of 1933, as amended (the “Registration Statement”), to permit the resale of shares of common stock issuable upon the conversion of the Series A Shares purchased in the Series AA Financing.  The Company also agreed to use commercially reasonable efforts to cause the Registration Statement to be declared effective within ninety calendar days following the closing of the Series AA Financing.

The Company granted each of the New Investors a call option whereby upon the earlier of (i) December 31, 2020 and (ii) such date that the Company requests the New Investors to provide additional financing, each New Investor may elect to purchase up to $10.0 million of common stock at a purchase price equal to the greater of (i) $0.29 per share or (ii) 75% of the volume weighted average closing price of the Company’s common stock during the thirty consecutive trading days prior to the date of the notice.

Automatic Conversion of Promissory Notes

Due to closing of the Series AA Financing for gross proceeds of $25.0 million, the Fiscal 2018 Notes converted for an aggregate of approximately $6,167,000, which consisted of the aggregate principal balance of $5,340,000 plus accrued interest through January 30, 2019 of approximately $827,000. As discussed in Note 6, the Fiscal 2018 Notes were convertible at a discount of 20% from the issuance price paid by the New Investors. Therefore, the total balance of the Fiscal 2018 Notes of $6,167,000 was exchanged for approximately 771,000 Series A Shares resulting in an effective issuance price of $8.00 per share to give effect to the 20% adjustment in the Fiscal 2018 Notes. The Series AA Shares held by the former holders of the Fiscal 2018 Notes are immediately convertible, at the option of the holders, into an aggregate of approximately 35.0 million shares of common stock.

The weighted average price of the Company’s common stock on the issuance date of the Fiscal 2018 Notes was $0.58 per share compared to the effective conversion price of $0.176 per share, due to the 20% discount to the Series AA Financing terms. Accordingly, the Company expects to recognize an aggregate BCF of approximately $5.9 million as additional interest expense for the fiscal quarter ending March 31, 2019.

Presented below is a summary of the total original issue price and conversion terms for all Series AA Shares outstanding as of January 30, 2019:

	Number	Total	Conversion	Shares of
Holder	of Shares	Issue Price	Price	Common Stock

New Investors	2,500,000	$25,000,000	$0.22	113,636,364
Fiscal 2018 Note holders	771,000	7,710,000	0.22	35,045,455

Total	3,271,000	$32,710,000		148,681,818

Since the Company does not currently have an adequate number of authorized shares of common stock available to accommodate conversion of the Series AA Shares and all outstanding stock options and warrants, the Series AA Shares are expected to be classified as a long-term liability until such time as stockholders approve an increase in the authorized number of shares of common stock to at least 500,000,000 shares. The holders of Series AA Preferred Stock are entitled to vote on an as converted basis with common stockholders whereby the New Investors have a majority of the votes required to increase the Company’s authorized shares of common stock. Management currently expects to schedule a special meeting of stockholders in March or April 2019 to approve the increase in the authorized shares of common stock.

 Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Headquarters Lease

On January 25, 2019, the Company entered into a lease for a new headquarters location in Redwood City, California. The leased space consists of approximately 3,500 square feet of office space and provides for monthly rent of $21,000 through the expiration date in March 2022. The Company provided a security deposit of $31,000 which is refundable upon expiration of the lease.

Bend, Oregon Lease

On February 7, 2019, the Company entered into a lease for ancillary office space in Bend, Oregon. The lease space consists of approximately 1,500 square feet of office space and provides for monthly rent of $2,700 through the expiration date in February 2021. The Company provided a security deposit of $3,700 which is refundable upon expiration of the lease.

Contractual Obligations for Subsequent Events

The table below summarizes the Company’s operating lease commitments and the payment obligations under the amended License Agreement with Xoma, for the subsequent events discussed above:

Fiscal Year Ending June 30,	Operating Leases	Licensing Liability

2019	$112,598	$-
2020	274,295	6,500,000
2021	272,658	2,000,000
2022	148,643	-
	$808,194	$8,500,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Summary

This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

For calendar year 2019, we have the following objectives to advance our development strategy: (i) initiate the Phase 2 clinical program for RZ358 in the US and/or Europe, (ii) complete the necessary toxicology studies for RZ402 to enable the filing of an IND and initiation of clinical studies, and (iii) complete the ongoing Phase 1 study for AB101.

In January 2019, we announced and closed on a $25.0 million private placement with Handok, Inc. and Genexine, Inc., two publicly traded South Korean-based pharmaceutical companies. The investors acquired the Company’s securities at an implied price of $0.22 per common share. An option exists for the investors to purchase up to an additional $20.0 million of shares of our common stock prior to December 31, 2020, at a price per common share equal to the greater of $0.29 or 75% of the volume weighted average closing price of Rezolute’s common stock over 30 consecutive trading days prior to the exercise of the option to purchase.

This financing has provided us with the needed capital to pursue our development strategy. In parallel with this financing, we relocated our headquarters to Redwood City, California, took steps to advance our clinical programs, and began expanding our team in key areas such as clinical operations. We are now embarking upon our development strategy and are no longer conducting in-house manufacturing or research. As such, in December 2018, we closed our Colorado facilities including the manufacturing and lab suites.

In the last month we have begun actively preparing RZ358 for clinical studies, initiated project meetings for RZ402, and initiated activities to resume the AB101 clinical studies in Southern California.

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

Results of Operations

Three Months Ended December 31, 2018 and 2017

Results of operations for the three months ended December 31, 2018 and 2017 reflect net losses of approximately $4.2 million and $5.7 million, respectively. Presented below is a discussion of the key factors that resulted in our net losses for these periods.

Revenues

We did not generate any revenues for the three months ended December 31, 2018 and 2017. We are at an early stage of development as a proprietary product specialty pharmaceutical company and we do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. We do not expect to be able to market any of our product candidates for a number of years.

Research and Development Expenses

Research and development (“R&D”) costs decreased from approximately $3.4 million for the three months ended December 31, 2017 to $1.3 million for the three months ended December 31, 2018, a decrease of $2.1 million. This decrease was primarily attributable to our decision to terminate our manufacturing activities in April 2018, which resulted in a decrease in compensation and benefits expense of $1.1 million, a decrease in facilities costs of $0.2 million, and a decrease in consulting costs of $0.1 million. Other decreases in R&D costs for the three months ended December 31, 2018 were due a reduction in clinical trial costs of $0.6 million and a reduction in license costs of $0.4 million.

The reduction in clinical trial costs was due to $0.6 million incurred for the AB101 Phase 1 Trial for the three months ended December 31, 2017, whereas these costs were substantially eliminated for the three months ended December 31, 2018. For the three months ended December 31, 2017, we incurred $0.4 million under the Active Site Agreement compared to $50,000 for a financing delay fee under our agreement with XOMA for the three months ended December 31, 2018.

The aforementioned decreases in R&D expenses totaled approximately $2.4 million and were partially offset by an increase of $0.2 million in material manufacturing costs. The increase in material manufacturing costs for the three months ended December 31, 2018 was primarily due to $0.4 million incurred under our agreement with Xoma related to RZ358, whereas we incurred $0.2 million for AB101 for the three months ended December 31, 2017. The $1.2 million decrease in compensation and benefits for our R&D employees included a $0.2 million decrease in stock-based compensation expense that was triggered by a reduction in our workforce that resulted in forfeiture of stock options.

As discussed below under the caption Liquidity and Capital Resources, we intend to use the proceeds from our recently completed Series AA Financing to advance our clinical programs. Accordingly, we expect to incur a significant increase in our research and development costs during calendar 2019, including a charge of approximately $5.5 million for license fees incurred with Xoma in January 2019.

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased from approximately $2.3 million for the three months ended December 31, 2017 to $1.9 million for the three months ended December 31, 2018, a decrease of $0.4 million. This decrease was primarily attributable to a decrease in compensation and benefits for our administrative workforce of $0.3 million, a decrease in professional fees of $0.1 million, and a decrease in investor relations costs of $0.1 million. These decreases in G&A expense totaled $0.5 million and were partially offset by an aggregate increase in impairment and losses from the sale of fixed assets of $0.1 million, due to the disposal of substantially all fixed assets from our former location in Colorado. The $0.3 million decrease in compensation and benefits for our G&A employees included a $0.2 million decrease in stock-based compensation expense that was triggered by stock option forfeitures due to the reduction in our administrative workforce.

Non-Operating Income (Expense)

Non-operating income (expense) decreased by approximately $1.0 million from income of approximately $32,000 for the three months ended December 31, 2017 to expense of $1.0 million for the three months ended December 31, 2018. This decrease was primarily attributable to an increase in interest expense of $1.3 million due to accrued interest and accretion of discount on the Fiscal 2018 Notes in the principal amount of $5.3 million.

These notes were issued during the first half of calendar 2018 and converted to Series AA Shares in January 2019. Therefore, no interest expense will be recognized after the conversion date. However, the Fiscal 2018 Notes contained a contingent beneficial conversion feature (“BCF”) that is expected to result in the recognition of additional non-cash interest expense of approximately $5.9 million for the fiscal quarter ending March 31, 2019. For the three months ended December 31, 2018, the increase in interest expense of $1.3 million was partially offset by a gain of $0.2 million from the termination of our lease and sublease agreements in Colorado, and a gain of $0.1 million for embedded derivatives related to the Fiscal 2018 Notes.

Income Taxes

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted on December 22, 2017 and significantly revises U.S. tax law. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, limits the tax deduction for interest expense to 30% of adjusted earnings, limits the deduction for newly generated net operating losses to 80% of current year taxable income, eliminates net operating loss (“NOL”) carrybacks, provides for immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifies or repeals many business deductions and credits. As of June 30, 2018, we made reasonable estimates for each of these items and recognized a provisional decrease in our deferred tax assets of approximately $8.9 million, which was fully offset by a corresponding change in the valuation allowance for such deferred tax assets. As of December 31, 2018, we determined that our provisional adjustment is considered final. However, we are continuing to analyze the effects of the Tax Act on our financial statements and operations, whereby our current estimates may subsequently be revised based on evolving analyses and interpretation of the Tax Act and related accounting guidance.

As of June 30, 2018, we had NOL carryforwards of approximately $60.7 million for federal and state income tax purposes. Federal and state NOL carryforwards, to the extent not used, will expire starting in 2031. Under provisions of the Internal Revenue Code, substantial changes in ownership of the Company may result in limitations on the amount of NOL carryforwards that can be utilized in future years. Due to the closing of the Series AA Financing in January 2019, we experienced a change of control that is expected to result in significant limitations to the future use of our NOL carryforwards. We are in the process of quantifying the extent of such limitations.

Six Months Ended December 31, 2018 and 2017

Results of operations for the six months ended December 31, 2018 and 2017 reflect net losses of approximately $7.5 million and $12.4 million, respectively. Presented below is a discussion of the key factors that resulted in our net losses for these periods.

Revenues

As a clinical stage company, we did not generate any revenues for the six months ended December 31, 2018 and 2017.

Research and Development Expenses

Research and development (“R&D”) costs decreased from approximately $7.7 million for the six months ended December 31, 2017 to $2.2 million for the six months ended December 31, 2018, a decrease of $5.5 million. This decrease was primarily attributable to our decision to terminate our manufacturing activities in April 2018, which resulted in a decrease in compensation and benefits expense of $2.1 million, a decrease in facilities costs of $0.4 million, and a decrease in consulting costs of $0.2 million. Other decreases in R&D costs for the six months ended December 31, 2018 were due a reduction in clinical trial costs of $1.6 million and a reduction in license costs of $1.1 million.

The $2.1 million decrease in compensation and benefits for our R&D employees included a $0.4 million decrease in stock-based compensation expense that was triggered by a reduction in our workforce that resulted in forfeiture of stock options. The reduction in clinical trial costs was primarily due to $1.6 million incurred for the AB101 Phase 1 Trial for the six months ended December 31, 2017, whereas these costs were substantially eliminated for the six months ended December 31, 2018. For the six months ended December 31, 2017, we incurred license costs of $1.1 million primarily due to the Active Site Agreement compared to only $50,000 incurred for the six months ended December 31, 2018, which was due to a financing delay fee under our agreement with XOMA. For the six months ended December 31, 2018, we also had a $0.1 million decrease in material manufacturing costs. The decrease in material manufacturing costs for the six months ended December 31, 2018 was primarily due to $0.5 million incurred under our agreement with Xoma related to RZ358, whereas we incurred $0.6 million for AB101 for the six months ended December 31, 2017.

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased from approximately $4.7 million for the six months ended December 31, 2017 to $3.5 million for the six months ended December 31, 2018, a decrease of $1.2 million. This decrease was primarily attributable to a decrease in compensation and benefits for our administrative workforce of $0.8 million, a decrease in professional fees of $0.2 million, and a decrease in investor relations and other administrative costs of $0.2 million. These decreases in G&A expense totaled $1.2 million and were partially offset by an aggregate increase in impairment and losses from the sale of fixed assets of $0.1 million, both of which resulted from the disposal of substantially all fixed assets from our former location in Colorado. The $0.8 million decrease in compensation and benefits for our G&A employees included a $0.6 million decrease in stock-based compensation expense that was triggered by stock option forfeitures due to the reduction in our administrative workforce.

Non-Operating Income (Expense)

Non-operating income (expense) decreased by approximately $1.9 million from income of approximately $65,000 for the six months ended December 31, 2017 to expense of $1.8 million for the six months ended December 31, 2018. This decrease was primarily attributable to an increase in interest expense of $2.2 million due to accrued interest and accretion of discount on the Fiscal 2018 Notes in the principal amount of $5.3 million. For the six months ended December 31, 2018, the increase in interest expense was partially offset by (i) a gain of $0.2 million from the termination of our lease and sublease agreements in Colorado, (ii) a gain of $0.1 million for embedded derivatives related to the Fiscal 2018 Notes, and (iii) an increase in rental income from subleases of $0.1 million.

As a result of the termination of our lease and subleases in Colorado in December 2018, we do not expect to recognize rental income in the future.

Liquidity and Capital Resources

As of December 31, 2018, we have approximately $0.3 million of cash and a working capital deficit of approximately $2.6 million. We have incurred cumulative net losses of $101.7 million since our inception and as a clinical stage company we have not generated any revenue to date. Presented below is a discussion of subsequent events that have a significant impact on our future liquidity, as discussed further in Note 11 to the unaudited condensed consolidated financial statements included in Part I, Item I of this Report.

Series AA Financing and Conversion of Fiscal 2018 Notes

In January 2019 we closed an offering with two pharmaceutical companies that have elected to make a strategic investment in us for an aggregate of 2.5 million shares of Series AA Preferred Stock that resulted in gross proceeds of $25.0 million (including application of a $1.5 million Exclusivity Payment that we received in December 2018). Closing occurred on January 30, 2019 and resulted in our receipt of the remaining proceeds of $23.5 million. The shares of Series AA Preferred Stock owned by the New Investors are immediately convertible into an aggregate of approximately 113.6 million shares of our common stock.

Due to the closing of the Series AA Financing for gross proceeds of $25.0 million, our Fiscal 2018 Notes which consisted of the aggregate principal balance of $5.3 million plus accrued interest of $0.8 million through January 30, 2019, converted to shares of Series AA Preferred Stock. The aggregate principal and accrued interest balance of $6.2 million was exchanged for approximately 771,000 Series A Shares which are immediately convertible into an aggregate of 35.0 million shares of our common stock.

All of the Series AA Shares will automatically convert into shares of our common stock upon receipt of shareholder approval for an increase in the number of authorized shares of common stock to at least 500.0 million shares. The holders of Series AA Preferred Stock are entitled to vote on an as converted basis with common stockholders whereby the New Investors have a majority of the votes required to increase the Company’s authorized shares of common stock. We currently expect to schedule a special meeting of shareholders in March or April 2019 to approve the increase in the authorized shares of common stock. The Series AA Preferred Stock is subject to customary anti-dilution adjustments for stock dividends, stock splits and similar events.

A condition to closing the Series AA Financing was the resignation of a majority of our former directors and the appointment of the New Investors as directors whereby the representatives of the New Investors comprise two of the three members of our current board of directors. Additionally, the New Investors collectively own 54% of our common stock on an as-converted basis which resulted in a change of control.

Xoma License Agreement

In January 2019, we entered into an amendment of our December 2017 License Agreement with Xoma to eliminate the previous requirement that equity securities would be issued to XOMA upon the closing of a qualified financing. In exchange, we agreed to make five cash payments to XOMA totaling $8.5 million on or before specified staggered future dates.  The $8.5 million liability is payable for $1.5 million by September 30, 2019, $1.0 million by December 31, 2019, $2.0 million by March 31, 2020, $2.0 million by June 30, 2020, and $2.0 million by September 30, 2020. Until the $8.5 million liability is fully paid, we are required to pay XOMA 15% of the net proceeds of any future financings to be credited against the remaining unpaid liability in reverse order of their future payment date.

In addition, we agreed to pay Xoma approximately $5.9 million in cash upon the closing of the Series AA Financing, which consists of (i) costs incurred through December 31, 2018 of $0.4 million and a financing delay fee of $50,000, and (ii) $5.5 million of additional consideration for the license. In February 2019, we satisfied this payment obligation to Xoma of $5.9 million.

Use of Proceeds

As a result of the $23.5 million capital infusion from the Series AA Financing, less the $5.9 million payment to Xoma, net proceeds of approximately $17.6 million are available primarily to advance our clinical programs including: (i) initiate a Phase 2 program for RZ358 in the U.S. and/or Europe, (ii) complete the necessary toxicology studies for RZ402 to enable the filing of an IND and initiation of clinical studies, and (iii) complete an ongoing Phase 1 study for AB101.

We also agreed to allow the New Investors to purchase up to an aggregate of $20.0 million of shares of our common stock prior to December 31, 2020 at a per share price equal to the greater of $0.29 or 75% of the volume weighted average closing price of our common stock over 30 consecutive trading days prior to the exercise of the option.

As a result of the completion of the Series AA Financing, we currently believe we have adequate capital resources to (i) meet our contractual obligations to Xoma for $2.5 million over the next 12 months, (ii) move forward with our plans to advance our clinical programs discussed above, and (iii) repay past due payables and accrued expenses. In order to meet our planned expenditures over the next 12 months, we intend to request that the New Investors invest up to an aggregate of $20.0 million during the second half of calendar 2019. However, there are no assurances that the New Investors will exercise their options to invest up to an additional $20.0 million, or that we would be able to obtain additional financing through other sources such as equity offerings and bank financings. Even if these other financing sources are available, they may not be on terms that are acceptable to us. These conditions raise substantial doubt about our ability to continue as a going concern.

Presented below is a pro forma balance sheet that gives effect to the Series AA Financing, conversion of the Fiscal 2018 Notes, and the amendment to the Xoma License Agreement, as if these events had occurred on December 31, 2018:

		Pro Forma Adjustments
		Series AA	Conversion	Xoma Amendment		Contingent
	Historical	Financing (1)	of Debt (2)	Payments (3)	Liability (4)	BCF (5)	Pro Forma
Assets

Current assets:
Cash	$258,188	$23,500,000	$-	$(5,925,000)	$-	$-	$17,833,188
Other current assets	164,090	-	-	-	-	-	164,090
Total current assets	422,278						17,997,278

Non-current assets:
Intangibile assets, net	33,384	-	-	-	-	-	33,384
Total assets	$455,662	$23,500,000	$-	$(5,925,000)	$-	$-	$18,030,662

Liabilities and Stockholders' Deficit

Current liabilities	$2,976,210	$-	$-	$(449,000)	$2,500,000	$-	$5,027,210

Non-current liabilities:
Convertible notes payable, net	5,005,774	-	(5,005,774)	-	-	-	-
Interest payable on convertible notes payable	761,372	-	(761,372)	-	-	-	-
Series AA financing exclusivity payment	1,500,000	(1,500,000)	-	-	-	-	-
Long-term payable to Xoma	-	-	-	-	6,000,000	-	6,000,000
Series AA Preferred stock, $0.001 par value; 5,000,000 shares authorized; pro forma 3,267,515 shares issued and outstanding	-	25,000,000	6,101,372	-	-	-	31,101,372
Total liabilities	10,243,356	23,500,000	334,226	(449,000)	8,500,000	-	42,128,582

Stockholders' deficit:
Common stock, $0.001 par value, 200,000,000 shares authorized; 62,166,309 shares issued and outstanding	61,869	-	-	-	-	-	61,869
Additional paid-in capital	91,860,840	-	-	-	-	5,900,000	97,760,840
Accumulated deficit	(101,710,403)	-	(334,226)	(5,476,000)	(8,500,000)	(5,900,000)	(121,920,629)
Total stockholders' deficit	(9,787,694)	-	(334,226)	(5,476,000)	(8,500,000)	-	(24,097,920)
Total liabilities and stockholders' deficit	$455,662	$23,500,000	$-	$(5,925,000)	$-	$-	$18,030,662

(1)	Gives effect to the application of the Exclusivity Payment for $1.5 million received from the New Investors in December 2018, and issuance of 2.5 million shares of Series AA Preferred Stock in January 2019 for additional cash proceeds of $23.5 million.
(2)	Gives effect to the conversion of the Fiscal 2018 Notes and accrued interest for $6.1 million of Series AA Preferred Stock in January 2019, and the write-off of unaccreted discount of $0.3 million as of December 31, 2018.
(3)	Gives effect to the February 2019 cash payment required under the amended License Agreement with Xoma, including payment of the license fee of $5.5 million that will be charged to expense for the fiscal quarter ending March 31, 2019.
(4)	Give effect to the obligation to make $8.5 million of future license payments under the amended License Agreement with Xoma, which will be charged to expense for the fiscal quarter ending March 31, 2019.
(5)	Gives effect to the BCF for $5.9 million as a result of the conversion of the Fiscal 2018 Notes to Series AA Preferred Stock in January 2019.

For additional information on these pro forma adjustments, please refer to Note 11 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

Cash Flows Used in Operating Activities

For the six months ended December 31, 2018 and 2017, cash flows used in operating activities amounted to $3.1 million and $8.1 million, respectively. The key components in the calculation of our cash used in operating activities are as follows:

	2018	2017	Change

Net loss	$(7,526,665)	$(12,403,200)	$4,876,535
Non-cash expenses, net	3,137,541	3,773,573	(636,032)
Changes in operating assets and liabilities, net	1,306,301	576,976	729,325

Total	$(3,082,823)	$(8,052,651)	$4,969,828

For the six months ended December 31, 2018, our net loss was $7.5 million which is an improvement of $4.9 million compared to the same period of the prior year. For further discussion about changes in our operating results, please refer to Results of Operations above for the six months ended December 31, 2018 and 2017.

For the six months ended December 31, 2018, net non-cash expenses amounted to $3.1 million and were primarily comprised of $1.6 million of accretion of debt discounts and issuance costs related to the Fiscal 2018 Notes, stock-based compensation expense of $1.7 million, and depreciation and impairment expense of $0.1 million. These non-cash expenses total $3.4 million for the six months ended December 31, 2018, and were partially offset by a $0.2 million gain from the December 2018 termination of leases and subleases for our former Colorado facility, and a $0.1 million gain on the change in fair value of embedded derivatives. For the six months ended December 31, 2017, net non-cash expenses amounted to $3.8 million and were primarily comprised of stock-based compensation expense of $2.7 million, depreciation expense of $0.5 million, and warrant expense of $0.5 million.

For the six months ended December 31, 2018, net changes in operating assets and liabilities improved operating cash flow by $1.3 million which was primarily due to an increase in accrued interest expense of $0.6 million on the Fiscal 2018 Notes, a decrease in other assets of $0.3 million, and an increase in accounts payable and accrued expenses of $0.5 million. These increases amount to $1.4 million and were partially offset by a decrease in the deferred lease liability of $0.1 million primarily due to our lease termination agreement in Colorado. For the six months ended December 31, 2017, net changes in operating assets and liabilities improved operating cash flow by $0.6 million which was primarily due to an increase in accounts payable and accrued expenses of $0.5 million.

Cash Flows Provided by Investing Activities

Net cash provided by investing activities for the six months ended December 31, 2018 amounted to $0.2 million which consisted of proceeds from the sale of equipment. In December 2018, we terminated our former lease for facilities in Colorado and we sold a portion of the remaining equipment for gross proceeds of $0.2 million. For the six months ended December 31, 2017, investing cash flow were insignificant.

Cash Flows Provide by Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2018 amounted to $1.5 million. In December 2018, two new investors expressed interest in investing in the Company and affirmed their intent to enter into exclusive diligence and negotiations regarding a potential equity financing. The New Investors provided an exclusivity payment for $1.5 million in exchange for our agreement to cease any and all discussions and negotiations with all other third parties. In January 2019, the New Investors decided to proceed and closing of the Series AA Financing occurred on January 30, 2019.

Our sole source of net cash provided by financing activities for the six months ended December 31, 2017 resulted from a private placement of 4.5 million shares of our common stock to accredited investors at an offering price of $1.00 per share. The net proceeds of this private placement amount to $4.4 million, after deducting placement agent commissions of $0.1 million.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Finance Officer (our principal accounting officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that assessment under those criteria, our management has determined that, at December 31, 2018, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

Certain factors exist which may affect the Company’s business and could cause actual results to differ materially from those expressed in any forward-looking statements. The following risks have been identified as additional risk factors and should be read in conjunction with the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 15, 2018 (the “Form 10-K”).

Conversion of Series AA Preferred Stock may result in stockholder dilution.

As disclosed in our Current Report on Form 8-K filed with the SEC on January 7, 2018, we entered into a Purchase Agreement with Handok, Inc. and Genexine, Inc., (the “Purchasers”) whereby subject to certain closing conditions the Purchasers agreed to purchase shares of the Company’s newly designated Series AA Preferred Stock for aggregate gross proceeds of $25,000,000.  Additionally, the aggregate principal and accrued interest of approximately $6.2 million related to the Fiscal 2018 Notes was exchanged for shares of Series AA Preferred Stock. The Series AA Preferred Stock shall automatically convert upon the occurrence of: (i) the vote or consent of holders of two thirds of the voting power of the then outstanding Series AA Preferred Stock; or (ii) the amendment to our Certificate of Incorporation to increase the number of shares of common stock authorized to be issued to at least 500,000,000. Upon conversion of the shares of Series AA Preferred Stock into common stock, the additional issuance of common stock will dilute our existing common stockholders.

Additional capital may result in stockholder dilution or may have rights senior to those of our common stockholders.

From time to time, we may seek to obtain additional capital, either through equity, equity-linked or debt securities. The decision to obtain additional capital will depend on, among other things, our business plans, operating performance and condition of the capital markets. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our common stock, and our stockholders may experience dilution. Any large equity or equity-linked offering could also negatively impact our stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits

10.1*	Amendment No. 2 to the Xoma Common Stock Purchase Agreement
10.2*%	Amendment No. 2 to the Xoma License Agreement
10.3*	Purchase agreement for shares of Series AA Preferred Stock
31.1*	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	XBRL Instance Document
101.SC*	XBRL Taxonomy Extension Schema
101.CA*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LA*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*  Filed herewith

% Certain portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the Commission on February 14, 2019.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REZOLUTE, INC.

Date: February 14, 2019	By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2019	By:	/s/ Keith Vendola
Keith Vendola
Chief Financial Officer
(Principal Accounting Officer)

