Form 10-Q
period 2019-03-31
Rezolute, Inc.
filed 2019-05-10
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.). ☒ Yes ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, and an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 17(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	RZLT	OTC Markets Group

Number of shares of issuer’s Common Stock outstanding as of May 7, 2019: 210,389,859

SIGNATURES	25

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Rezolute, Inc.

Unaudited Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2019	2018
Assets

Current assets:
Cash	$15,344,013	$1,645,872
Other current assets	13,992	361,915
Total current assets	15,358,005	2,007,787

Non-current assets:
Property and equipment, net	40,105	368,374
Intangible assets, net	31,561	37,030
Lease deposits and other	34,700	89,691
Total assets	$15,464,371	$2,502,882

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$954,277	$1,706,154
Accrued payroll	1,156,717	770,976
Current portion of license fees payable to Xoma	4,500,000	-
Convertible notes payable, net	10,000	3,434,611
Interest payable	2,762	148,372
Embedded derivative liability	-	73,904
Deferred lease liability	-	113,997
Total current liabilities	6,623,756	6,248,014

Non-current liabilities:
License fees payable to Xoma, net of current portion	4,000,000	-
Long-term portion of accrued payroll	162,500
Long-term portion of deferred lease liability and sublease deposits	28,499	215,623
Total liabilities	10,814,755	6,463,637

Commitments and contingencies (Note 10)

Stockholders' equity (deficit):
Preferred Stock, including $0.001 par value; 20,000,000 shares authorized:
5,000,000 shares designated as Series AA; 3,267,515 shares issued
and outstanding as of March 31, 2019 (none in 2018)	31,140,117	-
Common Stock, $0.001 par value, 500,000,000 shares authorized;
61,866,319 and 62,166,309 shares issued and outstanding as of
March 31, 2019 and June 30, 2018, respectively	61,866	62,168
Additional paid-in capital	97,203,841	90,160,815
Accumulated deficit	(123,756,208)	(94,183,738)
Total stockholders' equity (deficit)	4,649,616	(3,960,755)
Total liabilities and stockholders' equity (deficit)	$15,464,371	$2,502,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months		Nine Months
	Ended March 31,		Ended March 31,
	2019	2018	2019	2018
Operating expenses:
Research and development:
Compensation and benefits	$869,354	$1,569,840	$1,798,173	$4,553,650
Consultants and outside costs	134,609	157,759	307,771	521,918
Material manufacturing costs	8,912	219,192	554,433	872,883
Clinical trial costs	-	65,090	3,731	1,626,844
License costs	13,976,000	-	14,026,000	1,178,505
Facilities and other costs	132,884	484,316	670,653	1,466,123

Total research and development	15,121,759	2,496,197	17,360,761	10,219,923

General and administrative:
Compensation and benefits	1,101,938	1,797,385	3,733,486	5,265,306
Professional fees	199,117	181,258	406,658	618,251
Investor relations	194,276	64,347	252,236	257,923
Other general and administrative	419,562	414,297	1,006,489	1,060,168

Total general and administrative	1,914,893	2,457,287	5,398,869	7,201,648

Operating loss	(17,036,652)	(4,953,484)	(22,759,630)	(17,421,571)

Non-operating income (expense):
Interest expense:
Beneficial conversion feature	(2,233,000)	-	(2,233,000)	-
Accretion of debt discount	(472,071)	-	(2,053,234)	-
At contractual rate	(42,840)	(53,363)	(660,190)	(53,510)
Derivative gains	-	7,487	73,904	7,985
Rent income	-	31,406	153,071	95,082
Interest income	11,758	116	11,821	977
Gain on lease termination	-	-	167,788	-

Total non-operating income (expense)	(2,736,153)	(14,354)	(4,539,840)	50,534

Net loss	$(19,772,805)	$(4,967,838)	$(27,299,470)	$(17,371,037)

Net loss attributable to common stockholders	$(22,045,805)	$(4,967,838)	$(29,572,470)	$(17,371,037)

Net loss per common share - basic and diluted	$(0.36)	$(0.09)	$(0.48)	$(0.32)

Weighted average number of common shares outstanding - basic and diluted	61,866,319	54,073,309	62,053,126	53,573,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

For the Nine Months Ended March 31, 2019

	Series AA					Additional		Total
	Preferred Stock			Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount		Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances, June 30, 2018	-	$-		62,166,309	$62,168	$90,160,815	$(94,183,738)	$(3,960,755)

Stock-based compensation	-	-		-	-	2,389,413	-	2,389,413
Fair value of warrants:
Issued to consultants for services	-	-		-	-	9,466	-	9,466
Modification for debt discount to former member of Board of Directors	-	-		-	-	137,845	-	137,845
Shareholder surrender of shares for no consideration	-	-		(299,990)	(302)	302	-	-
Beneficial conversion feature related to:
Fiscal 2018 Notes	-	-		-	-	2,233,000	-	2,233,000
Series AA Preferred Stock	-	-		-	-	2,273,000	(2,273,000)	-
Issuance of Series AA Preferred Stock for:
Cash, including Exclusivity Payment	2,500,000	25,000,000		-	-	-	-	25,000,000
Principal under Fiscal 2018 Notes	667,500	5,340,000		-	-	-	-	5,340,000
Accrued interest under Fiscal 2018 Notes	100,019	800,117		-	-	-	-	800,117
Net loss	-	-		-	-	-	(27,299,470)	(27,299,470)

Balances, March 31, 2019	3,267,519	$31,140,117	(1)	61,866,319	$61,866	$97,203,841	$(123,756,208)	$4,649,616

(1) Consists of the aggregate par value of $3,268 and additional paid-in capital related to the Series AA Preferred Stock of $31,136,849.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2019 and 2018

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,299,470)	$(17,371,037)
Stock-based compensation expense	2,389,413	4,175,493
Beneficial conversion feature attributable to Fiscal 2018 Notes	2,233,000	-
Accretion of debt discount and issuance costs	2,053,234	31,697
Depreciation and amortization expense	44,811	805,643
Loss on sale of fixed assets	12,268	-
Impairment of long-lived assets	33,039	-
Fair value of warrants issued for services	9,466	543,507
Gain on lease termination	(167,788)	-
Derivative gains	(73,904)	(7,985)
Changes in operating assets and liabilities:
Decrease in other assets	292,054	91,831
Increase (decrease) in accounts payable and accrued liabilities	(220,163)	1,480,496
Increase in license fees payable to Xoma	8,500,000	-
Increase in interest payable	654,562	20,252
Net Cash Used In Operating Activities	(11,539,478)	(10,230,103)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	278,234	-
Refund of deposit	-	187,500
Purchase of fixed assets	(40,615)	(5,816)
Net Cash Provided By Investing Activities	237,619	181,684

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Series AA Financing:
Exclusivity Payment	1,500,000	-
Closing payment for issuance of Series AA Preferred Stock	23,500,000	-
Proceeds from issuance of Common Stock	-	4,500,000
Payment of offering costs	-	(60,000)
Proceeds from convertible notes payable	-	1,200,000
Net Cash Provided by Financing Activities	25,000,000	5,640,000

Net increase (decrease) in cash	13,698,141	(4,408,419)
Cash at beginning of period	1,645,872	4,486,538
Cash at end of period	$15,344,013	$78,119

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Series AA Preferred Stock for conversion of:
Principal balance of Fiscal 2018 Notes	$5,340,000	$-
Accrued interest under Fiscal 2018 Notes	800,117	-
Exclusivity Payment	1,500,000	-
Fair value of warrant modification issued for debt discount	137,845	217,000
Fair value of embedded derivative for debt discount	-	100,000
Surrender of 299,990 shares of Common Stock for no consideration	-	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Operations and Consolidation

The Company is a clinical stage biopharmaceutical company. These financial statements represent the consolidated financial statements of Rezolute, Inc. (“Rezolute”), and its wholly owned operating subsidiary AntriaBio Delaware, Inc. (“Antria Delaware”). Rezolute and Antria Delaware are collectively referred to herein as the “Company”. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnote disclosures necessary for a comprehensive presentation of financial position, results of operations, and cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three and nine months ended March 31, 2019 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the fiscal year ending June 30, 2019.

Comprehensive Income (Loss)

Comprehensive income (loss) is used to refer to net income (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under U.S. GAAP are reported as separate components of stockholders’ equity (deficit) instead of net income (loss). There are no differences between comprehensive loss and net loss for the three and nine months ended March 31, 2019 and 2018.

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

Risks and Uncertainties

The Company's operations may be subject to significant risk and uncertainties including financial, operational, regulatory and other risks associated with a clinical stage company, including the potential risk of business failure. See Note 3 regarding matters related to the Company’s ability to continue as a going concern.

Beneficial Conversion Features

A beneficial conversion feature (“BCF”) is a non-detachable conversion feature that is “in the money” at the commitment date, which requires recognition of interest expense for underlying debt instruments and a deemed dividend for underlying equity instruments. A conversion option is in the money if the effective conversion price is lower than the commitment date fair value of a share into which it is convertible. A contingent BCF feature shall be measured using the commitment date security price but shall not be recognized in earnings until the contingency is resolved.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, accounts payable, and accrued liabilities approximated fair value as of March 31, 2019 and June 30, 2018 due to the relatively short maturity of the respective instruments.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment, aimed at simplifying the accounting for share-based transactions. The standard included modifications to the accounting for income taxes upon vesting or settlement of equity awards, employer tax withholding on share-based compensation and financial statement presentation of excess tax benefits. The Company decided to recognize forfeitures in the period that the forfeiture occurs rather than estimating the number of awards that are not expected to vest in accounting for stock-based compensation. ASU 2016-09 was effective for the Company on July 1, 2018 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-9, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU includes guidance on what changes to share-based payment awards would require modification accounting and is effective for annual periods beginning after December 15, 2017. The Company adopted this ASU on July 1, 2018. The adoption of the new provisions did not have a material impact on the Company’s financial condition or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires the Company to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. Early adoption is permitted, and the new standard was required to be adopted retrospectively to each prior reporting period presented upon initial adoption. However, in July 2018 the FASB issued ASU No. 2018-11 Targeted Improvements, which provides lessees the option to apply the new leasing standard to all open leases as of the adoption date by recognizing a cumulative-effect adjustment to accumulated deficit in the period of adoption without restating prior periods. The Company expects the primary impact of adopting this standard will result in the recognition of right-of-use assets and right-of-use liabilities for the discounted present value of the lease commitments summarized in Note 10. The Company is still evaluating which transition approach will be implemented upon adoption of ASU No. 2016-02. This ASU is currently effective for the Company for its fiscal year ending June 30, 2020.

Note 3. Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements, for the nine months ended March 31, 2019 the Company incurred a net loss of $27.3 million and net cash used in operating activities amounted to $11.5 million. As of March 31, 2019, the Company had an accumulated deficit of $123.8 million.  In addition, the Company is in the clinical stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As discussed in Note 7, in January 2019 the Company closed an offering with two new investors (the “New Investors”) for an aggregate of 2.5 million shares of Series AA Preferred Stock that resulted in gross proceeds of $25.0 million (including application of a $1.5 million Exclusivity Payment received in December 2018). Closing occurred on January 30, 2019 and resulted in receipt of the remaining proceeds of $23.5 million. Due to the closing of the Series AA Financing, the Fiscal 2018 Notes discussed in Note 6 converted for an aggregate principal balance of $5,340,000 plus accrued interest of $800,117 to 767,519 shares of Series AA Preferred Stock. All of the shares of Series AA Preferred Stock automatically converted into an aggregate of 148,523,540 shares of Common Stock upon receipt of stockholder approval on April 24, 2019 for an increase in the number of authorized shares of Common Stock to 500.0 million shares. The holders of Series AA Preferred Stock were entitled to vote on an as converted basis with Common Stockholders whereby the New Investors had a majority of the votes required to increase the Company’s authorized shares of Common Stock.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As a result of the $25.0 million capital infusion from the Series AA Financing, less a $5.9 million license payment to Xoma in February 2019, net proceeds of approximately $17.6 million were available primarily to advance the Company’s clinical programs. The Company also granted participation rights to the New Investors to purchase up to an aggregate of $20.0 million of shares of the Company’s Common Stock at a per share price equal to the greater of $0.29 or 75% of the volume weighted average closing price of the Company’s Common Stock over 30 consecutive trading days prior to the exercise of the option (the “Formula Price”). These future participation rights are triggered at such time when the Company requests additional funding on or before December 31, 2020, whereby the New Investors must provide such funding within five business days or the right to participate will expire. A contingent beneficial conversion feature will be recognized if the Formula Price is less than the fair value of the Company’s Common Stock on date the New Investors may elect to participate in the future financing.

As a result of the completion of the Series AA Financing, the Company has adequate capital resources to (i) meet its contractual licensing obligations to Xoma of $4.5 million over the next 12 months, (ii) increase spending on RZ 358 and other clinical programs, and (iii) make cash payments for working capital requirements. The Company currently expects to request additional funding from the New Investors during the second half of calendar year 2019. However, there are no assurances that the New Investors will elect to exercise their rights to invest up to an additional $20.0 million, or that the Company would be able to obtain additional financing through other sources, such as equity offerings and bank financings. Even if these other financing sources are available, they may not be on terms that are acceptable to management. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4. Property and Equipment

The following is a summary of property and equipment as of March 31, 2019 and June 30, 2018:

	Useful	March 31,	June 30,
	Life	2019	2018

Furniture and fixtures	5 - 7 years	$40,615	$118,450
Leasehold improvements	5 - 7 years	-	29,296
Laboratory equipment	3 - 15 years	-	738,415
Total property and equipment		40,615	886,161
Less accumulated depreciation and amortization		(510)	(517,787)
Net property and equipment		$40,105	$368,374

Depreciation and amortization expense related to property and equipment amounted to $510 and $266,781 for the three months ended March 31, 2019 and 2018, respectively. Depreciation and amortization expense related to property and equipment amounted to $39,342 and $800,174 for the nine months ended March 31, 2019 and 2018, respectively.

For the nine months ended March 31, 2019, the Company completed sales of furniture, fixtures, and laboratory equipment for proceeds of $278,234. These sales resulted in the Company recording a loss on sale of property and equipment of $12,268 for the nine months ended March 31, 2019 and a gain of $10,559 for the three months ended March 31, 2019.

Additionally, in December 2018 the Company vacated its leased office and laboratory space in Louisville, Colorado, resulting in an impairment charge of $33,039 related to leasehold improvements, laboratory equipment, furniture and fixtures that the Company did not expect to receive any further economic benefit from. As a result, the carrying value of the laboratory equipment was reduced to its estimated fair value of $72,537. In January 2019, the Company sold this equipment for net proceeds of $83,096 and a gain of $10,559 was recognized for the three months ended March 31, 2019.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Xoma License Agreement

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

On January 7, 2019, the parties further amended the Transaction Documents.  The License Agreement was amended to eliminate the requirement that equity securities be issued to Xoma upon the future closing of Qualified Financings (as defined in the License Agreement) and to replace it with a requirement for the Company to make five cash payments to Xoma totaling $8,500,000 on or before specified staggered future dates (the “Future Cash Payments”) upon the closing of a Qualified Financing.  The Future Cash Payments are payable for $1.5 million by September 30, 2019, $1.0 million by December 31, 2019, $2.0 million by March 31, 2020, $2.0 million by June 30, 2020, and $2.0 million by September 30, 2020. As a result of this amendment to the License Agreement, during the three months ended March 31, 2019 the Company recognized a liability for the entire $8.5 million of future payments that are required. Of this amount, $4.5 million is classified as current liability and $4.0 million is classified as a long-term liability in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2019.

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

In addition to the Future Cash Payments, Xoma was paid $5,925,000 in cash upon the closing of the Series AA Financing discussed in Note 7, which consists of $5,476,000 of consideration for the license, $50,000 for a delay fee, and payment of accrued liabilities of approximately $399,000. The Company recognized an expense of $5,476,000 upon payment of the license fee for the fiscal quarter ending March 31, 2019. The Company satisfied the aggregate payment obligation of $5,925,000 on February 11, 2019 from a portion of the net proceeds from the Series AA Financing discussed in Note 7.

The amendment to the License Agreement also revised the amount the Company is required to expend on development of RZ358 and related licensed products and revised provisions with respect to the Company’s diligence efforts in conducting clinical studies. Finally, the amendment to the License Agreement eliminated Xoma’s right to appoint a member to the Company’s board of directors.

As of March 31, 2019, Xoma owns approximately 8.1 million shares of the Company’s Common Stock. The License Agreement provides Xoma with the right and option to require the Company to use its best efforts to facilitate orderly sales of the shares to a third party or purchase the shares (the “Put Option”). Under the amended License Agreement, the Put Option becomes effective if the Company fails to list its shares of Common Stock on the Nasdaq Stock Market or a similar national exchange prior to December 31, 2019. Xoma may exercise the Put option for up to a total of 2.5 million shares of Common Stock for the year ending December 31, 2020, and up to an additional 2.5 million shares thereafter. If the Put Option becomes exercisable, the Company may be required to pay a price per share equal to the average of the closing bid and asked prices of the Common Stock on the date the Put Option is exercised.

Note 6. Convertible Notes Payable

May 2010 Note

As of March 31, 2019, the Company had a convertible note outstanding with a balance of $12,762, including accrued interest of $2,762. This note payable bears interest at 8% per annum and the holder did not elect to convert to Common Stock at the time of an equity transaction in 2017. As of March 31, 2019, this outstanding convertible note is due on demand, but the holder has not requested payment.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Fiscal 2018 Notes

On February 26, 2018, the Company issued a convertible promissory note for gross proceeds of $500,000 to a member of the Company’s board of directors. The note provided for interest at 15% per annum and matured one year from issuance. This convertible promissory note contained an embedded derivative for the acceleration of the maturity date if the note was paid prior to maturity, whereby a $25,000 penalty plus all unpaid interest to be accrued through the maturity date was due. The initial measurement of this embedded derivative liability of $100,000 was reflected as a debt discount that was accreted to interest expense using the effective interest method. This embedded derivative was eliminated upon conversion of the convertible promissory note as discussed below.

During the quarter ended March 31, 2018, the Company issued two additional convertible promissory notes for gross proceeds of $700,000, including an additional note for $500,000 to the same member of the board of directors. These additional notes provided for interest at a rate of 12% per annum and matured one year from issuance. These notes included a default interest rate provision, in which the stated interest rate increased to 15% during an event of default. Beginning on July 1, 2018, the interest rate increased to 15% since a default existed due to the failure to make quarterly interest payments. These notes were modified on April 3, 2018 whereby the notes and accrued interest automatically convert to the class of securities issued in an equity financing for at least $15 million (a “Qualified Financing”) at a 20% discount to the terms set forth in such Qualified Financing.

On April 3, 2018 and April 11, 2018, the Company issued promissory notes and warrants for gross proceeds of $4.1 million, before deduction of cash issuance costs of approximately $239,000. The notes provided for interest at 12% per annum, with a 15% default interest rate provision, and a maturity date of January 31, 2019.

The Series AA financing discussed in Note 7 met the definition of a Qualified Financing whereby all of the Fiscal 2018 Notes automatically converted for an aggregate principal balance of $5,340,000 plus accrued interest of $800,117 as of January 30, 2019, into an aggregate of 767,519 shares of Series AA Preferred Stock. Pursuant to the terms of the notes, the conversion price was $8.00 per share of Series AA Preferred Stock, which was a 20% discount to the terms set forth in the Series AA financing. The conversion of the Fiscal 2018 Notes at a 20% discount resulted in a BCF as discussed below. As of January 30, 2019, the aggregate principal and accrued interest of $6,140,117 converted to Series AA Preferred Stock, as follows:

	Interest			Accrued	Converted to	Ending
Issuance/ Amendment Date	Rate		Principal	Interest	Series AA	Balance

February 26, 2018	15%	(1)	$500,000	$94,932	$(594,932)	$-
April 3, 2018	15%	(1)	4,040,000	589,064	(4,629,064)	-
April 3, 2018	15%	(1)	700,000	102,066	(802,066)	-
April 11, 2018	15%	(1)	100,000	14,055	(114,055)	-
Total			$5,340,000	$800,117	$(6,140,117)	$-

(1) Represents the interest rate that was in effect for the nine months ended March 31, 2019.

Beneficial Conversion Feature

As discussed above, each of the Fiscal 2018 Notes discussed above contained a mandatory conversion feature that was triggered if the Company completed a Qualified Financing whereby the notes would automatically convert into the securities issued in the financing at a 20% discount. This feature that enabled conversion at a 20% discount was a contingent BCF that was not calculated and recorded until the financing that triggered conversion was completed. Since the closing of the Series AA Financing resulted in the conversion of the Fiscal 2018 Notes, the contingent BCF was measured and recognized on January 30, 2019.

The fair value of the Company’s Common Stock was $0.24 per share on the conversion date for the Fiscal 2018 Notes compared to the effective conversion price of $0.176 per share (due to the 20% discount to the Series AA Financing terms which provide for a conversion price of $0.22 per share). Accordingly, the Company recognized a BCF of $2,233,000 as additional interest expense related to the Fiscal 2018 Notes for the three and nine months ended March 31, 2019.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Stockholders’ Equity (Deficit)

Series AA Preferred Stock Financing

In December 2018, two New Investors expressed interest in investing in the Company and affirmed their intent to enter into exclusive diligence and negotiations regarding a potential equity financing (“Transaction”). In exchange for the receipt of a total of $1.5 million ("Exclusivity Payment"), the Company entered into an exclusivity agreement ("Exclusivity") with the New Investors. On January 7, 2019, the parties entered into a Purchase Agreement for Shares of Series AA Preferred Stock (the “Purchase Agreement”) whereby the New Investors agreed to purchase shares of newly designated Series AA Preferred Stock (the “Series AA Financing”) for aggregate gross proceeds to the Company of $25.0 million (inclusive of the $1.5 million Exclusivity Payment). On January 18, 2019, the board of directors authorized the designation of 5,000,000 shares of the Company’s Preferred Stock as Series AA Preferred Stock. On January 30, 2019, the parties closed the Series AA Financing and the Company issued an aggregate of 2,500,000 Series AA shares to the New Investors at a purchase price of $10.00 per share. The Series AA preferred stock ranks senior to common stock in dividend rights and liquidation rights. A condition to closing the Series AA Financing was the resignation of a majority of the Company’s former directors and the appointment of the New Investors as directors whereby the New Investors collectively control the board of directors with two of the three members. As a result of the issuance of the Series AA shares, the New Investors collectively own 54% of the Company’s Common Stock on an as-converted basis which resulted in a change of control. In addition, the Company granted the Purchasers a board nomination right whereby so long as the New Investors and their affiliates collectively hold at least 40% of the aggregate Series AA shares, they shall have the right to nominate three members of the Company’s board of directors.

The Series AA Shares have an effective conversion price of approximately $0.22 per share of Common Stock whereby the shares of Series AA Preferred Stock held by the New Investors are immediately convertible, at the option of the holders, into an aggregate of approximately 113.6 million shares of the Company’s Common Stock. The fair value of the Company’s common stock on the issuance date of the Series AA Shares was $0.24 per share which resulted in a BCF of $2,273,000. Since the Series AA Shares are classified as equity instruments, this BCF is treated as an adjustment in computing net loss attributable to common stockholders in Note 12. As discussed in Note 13, upon receipt of shareholder approval for an increase in the number of authorized shares of Common Stock to 500,000,000 shares on April 24, 2019, all 2,500,000 shares of Series AA Preferred Stock held by the New Investors converted into approximately 113.6 million shares of the Company’s Common Stock.

The Company agreed to use commercially reasonable efforts to, (i) prepare and file with the SEC within sixty calendar days after the closing of the Series AA Financing a registration statement under the U.S. Securities Act of 1933, as amended (the “Registration Statement”), to permit the resale of all shares of Common Stock issued upon the conversion of the Series AA shares purchased in the Series AA Financing.  The Company also agreed to use commercially reasonable efforts to cause the Registration Statement to be declared effective within ninety calendar days following the closing of the Series AA Financing.

In the event that the Company needs additional financing prior to December 31, 2020, the Company granted call options whereby each New Investor may elect to purchase up to $10.0 million of Common Stock at a purchase price equal to the greater of (i) $0.29 per share or (ii) 75% of the volume weighted average closing price of the Company’s Common Stock during the thirty consecutive trading days prior to the date of the notice.

Automatic Conversion of Promissory Notes

Due to closing of the Series AA Financing for gross proceeds of $25.0 million, the Fiscal 2018 Notes converted for an aggregate of $6,140,117, which consisted of the aggregate principal balance of $5,340,000 plus accrued interest through January 30, 2019 of $800,117. As discussed in Note 6, the Fiscal 2018 Notes were convertible at a discount of 20% from the issuance price paid by the New Investors. Therefore, the total balance of the Fiscal 2018 Notes of $6,140,117 was exchanged for 767,519 Series A shares resulting in an effective issuance price of $8.00 per share to give effect to the 20% discount in the Fiscal 2018 Notes. This 20% discount is included in the calculation of the BCF discussed in Note 6 which resulted in an expense of $2,233,000 for the three and nine months ended March 31, 2019.

As discussed in Note 13, upon receipt of shareholder approval for an increase in the number of authorized shares of Common Stock to 500,000,000 shares on April 24, 2019, all 767,519 shares of Series AA Preferred Stock held by the former Fiscal 2018 Note holders converted into approximately 34.9 million shares of the Company’s Common Stock.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Series AA Conversion Terms

The original issue price and conversion terms for all Series AA Shares outstanding as of March 31, 2019, are as follows:

	Number	Conversion Value		Common Stock Conversion
Holder	of Shares	Per Share	Amount	Price	Shares

New Investors	2,500,000	$10.00	$25,000,000	$0.22	113,636,350
Fiscal 2018 Note holders	767,519	10.00	7,675,190	0.22	34,887,190

Total	3,267,519		$32,675,190		148,523,540

As of March 31, 2019, the Company did not have an adequate number of authorized shares of Common Stock available to accommodate conversion of all of the Series AA shares and all outstanding stock options and warrants. However, the New Investors agreed not to convert their shares of Series AA Preferred Stock to an aggregate of 113.6 million shares of Common Stock until such time as Shareholder voted to approve an increase in the authorized shares. The New Investors had voting power of 54% whereby the approval of the increase in authorized shares was perfunctory. As discussed in Note 13, the Company held its annual meeting of stockholders on April 24, 2019, which resulted in the approval of an increase in the authorized number of shares of Common Stock from 200 million shares to 500 million shares. Accordingly, all shares of Series AA Preferred Stock shown in the table above automatically converted on that date to 148,523,540 shares of Common Stock. As a result of the agreement by the New Investors to delay conversion and the subsequent approval by shareholders to increase the authorized shares, the Series AA Preferred Stock is classified within stockholders’ equity in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2019.

Changes in Stockholders’ Equity (Deficit)

For changes in stockholders’ equity (deficit) for the nine months ended March 31, 2019, please refer to the unaudited condensed consolidated statement of stockholders’ equity (deficit) on page 3. The following table presents changes in stockholders’ equity (deficit) for the three months ended March 31, 2019:

	Series AA					Additional		Total
	Preferred Stock			Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount		Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances, December 31, 2018	-	$-		61,866,319	$61,866	$91,860,840	$(101,710,403)	$(9,787,697)
Stock-based compensation	-	-		-	-	696,047	-	696,047
Fair value of warrants:
Issued to consultants for services	-	-		-	-	3,109	-	3,109
Modification for debt discount to former member of Board of Directors	-	-		-	-	137,845	-	137,845
Beneficial conversion feature related to:
Fiscal 2018 Notes	-	-		-	-	2,233,000	-	2,233,000
Series AA Preferred Stock	-	-		-	-	2,273,000	(2,273,000)	-
Issuance of Series AA Preferred Stock:
For cash	2,500,000	25,000,000		-	-	-	-	25,000,000
For conversion of debt	767,519	6,140,117		-	-	-	-	6,140,117
Net loss	-	-		-	-	-	(19,772,805)	(19,772,805)

Balances, March 31, 2019	3,267,519	$31,140,117	(1)	61,866,319	$61,866	$97,203,841	$(123,756,208)	$4,649,616

(1) Consists of the aggregate par value of $3,268 and additional paid-in capital related to the Series AA Preferred Stock of $31,136,849.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Changes in stockholders’ equity for the nine months ended March 31, 2018, are as follows:

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balances, June 30, 2017	49,228,640	$49,230	$72,800,699	$(64,321,962)	$8,527,967
Issuance of Common Stock, net of issuance costs of $60,000	4,500,000	4,500	4,435,500		4,440,000
Stock-based compensation	-	-	1,507,699	-	1,507,699
Fair value of warrants issued to consultants	-	-	14,847	-	14,847
Net loss	-	-	-	(6,684,612)	(6,684,612)

Balances, September 30, 2017	53,728,640	53,730	78,758,745	(71,006,574)	7,805,901
Stock-based compensation	-	-	1,194,029	-	1,194,029
Fair value of warrants issued to consultants	-	-	520,455	-	520,455
Commitment fee for issuance of Common Stock	344,669	345	(345)	-	-
Net loss	-	-	-	(5,718,587)	(5,718,587)

Balances, December 31, 2017	54,073,309	54,075	80,472,884	(76,725,161)	3,801,798
Stock-based compensation	-	-	1,473,765	-	1,473,765
Fair value of warrants issued to consultants for services	-	-	225,205	-	225,205
Net loss	-	-	-	(4,967,838)	(4,967,838)

Balances, March 31, 2018	54,073,309	$54,075	$82,171,854	$(81,692,999)	$532,930

Note 8. Stock-Based Compensation and Warrants

Stock Options

As of March 31, 2019, the Company had outstanding stock options for 16.8 million shares under the Company’s stock options plans (the “Plans”), and approximately 9.2 million shares were available for future grants. As discussed in Note 13, on April 24, 2019 the Company’s stockholders voted to approve an increase in the authorized shares by 13.0 million shares whereby a total of 39.0 million shares are now authorized for grants under the Plans. The following table sets forth a summary of stock option activity under Plans for the nine months ended March 31, 2019:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Life

Outstanding, June 30, 2018	19,415,246	$1.55	7.8
Granted	1,125,000	0.52
Forfeited	(3,672,100)	1.58
Outstanding, March 31, 2019	16,868,146	1.61	6.6

Exercisable, March 31, 2019	12,215,439	1.82	6.0

Effective July 1, 2018, the Company adopted ASU 2016-09 to recognize forfeitures in the period that the forfeiture occurs rather than estimating the number of awards that are not expected to vest. The unrecognized stock-based compensation expense as of March 31, 2019 is $3,041,487 and this amount is expected to be recognized over a weighted average period of 1.1 years.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock-based compensation expense is included in compensation and benefits under the following captions in the unaudited condensed consolidated statements of operations:

	Three Months		Nine Months
	Ended March 31,		Ended March 31,
	2019	2018	2019	2018

Research and development	$117,594	$289,645	$308,266	$870,464
General and administrative	578,453	1,184,070	2,081,147	3,305,029
Total	$696,047	$1,473,715	$2,389,413	$4,175,493

The aggregate fair value of stock options granted for 1,125,000 shares of Common Stock for the nine months ended March 31, 2019 amounted to $445,189, or $0.40 per share as of the grant date. Fair value was computed using the Black-Scholes valuation model and will result in the recognition of compensation cost ratably over the vesting period of the stock options which approximates the requisite service period. For the nine months ended March 31, 2019, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

Expected volatility	84%
Risk free interest rate	2.83%
Expected term (years)	7
Dividend yield	0%

Warrants

The Company has issued warrants in conjunction with various debt and equity financings and for services. For the nine months ended March 31, 2019, no warrants expired, and none were exercised. As discussed in Note 11, during the three months ended March 31, 2019, the Company modified one of the outstanding warrants held by a member of the Board of Directors which resulted in an increase in the number of shares subject to the warrant from 500,000 shares to 1,207,146 shares, and a decrease in the exercise price from $0.52 per share to $0.18 per share. Presented below is a summary of warrant activity for the nine months ended March 31, 2019:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life
Outstanding, June 30, 2018	45,635,217	$1.37	3.4
Warrants issued for consulting services	46,872	1.00
Issuance of warrant modification	1,207,146	0.18
Modified warrant replaced	(500,000)	0.52
Outstanding, March 31, 2019	46,389,235	1.35	2.6

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

For the three and nine months ended March 31, 2019, the Company did not record any income tax benefit due to a full valuation allowance on its deferred tax assets. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three and nine months ended March 31, 2019 and 2018.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10. Commitments and Contingencies

Headquarters Lease

On January 25, 2019, the Company entered into a lease for a new headquarters location in Redwood City, California. The leased space consists of approximately 3,500 square feet of office space and provides for monthly rent of approximately $21,000 through the expiration date in March 2022. The Company provided a security deposit of $31,000 which is refundable upon expiration of the lease.

Bend, Oregon Lease

On February 7, 2019, the Company entered into a lease for ancillary office space in Bend, Oregon. The lease space consists of approximately 1,500 square feet of office space and provides for monthly rent of approximately $2,700 through the expiration date in February 2021. The Company provided a security deposit of $3,700 which is refundable upon expiration of the lease.

Lease Commitments

The table below summarizes the Company’s operating lease commitments under the leases discussed above as of March 31, 2019:

12-Months Ending March 31,

2020	$272,260
2021	277,648
2022	233,582
$783,490

Lease Terminations

On December 14, 2018 the Company entered into surrender agreements with its landlord, sub-landlord and sub-lessees to terminate all remaining lease and sub-lease obligations at the Company’s former Colorado facilities. In connection with this transaction, the Company was relieved of its remaining obligations under the leases and relinquished its rights under the lease and sublease agreements whereby no cash was exchanged by the parties. Accordingly, the Company recognized a net gain of $167,788. This gain resulted from the elimination of net deferred rent obligations of $199,583 and the sublease security deposit of $25,046 for a total of $224,629; partially offset by forfeiture of the Company’s security deposit for $56,841 to arrive at the net gain of $167,788. Additionally, the Company recognized an impairment charge of $10,163 for the unamortized leasehold improvement costs. As of March 31, 2019, the Company has no remaining lease commitments for the former facilities in Colorado.

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations. At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal fees are expensed as incurred.

Note 11. Related Party Transactions

On February 26, 2018, the Company issued a secured convertible promissory note and warrants for $500,000 that was payable to a member of the Board of Directors. On April 3, 2018, the Company issued a second convertible promissory note and warrants for $500,000 to this same member of the Board of Directors. This second promissory note replaced a note with similar terms that was issued on January 25, 2018. On January 30, 2019, this board member resigned in connection with the Series AA Financing discussed in Note 7.

During the first quarter of 2018, the Company issued warrants in connection with the Fiscal 2018 Notes whereby the fair value of the warrants was accounted for as a debt discount as discussed in Note 6. During the three months ended March 31, 2019, the Company modified one of the outstanding warrants held by the same member of the Board of Directors discussed above. The modification resulted in an increase in the number of shares subject to the warrant from 500,000 shares to 1,207,146 shares, and a decrease in the exercise price from $0.52 per share to $0.18 per share. The Company measured the fair value of this warrant immediately before and immediately after the modification and recognized the change in fair value of $137,845 as an additional debt discount. Upon conversion of the related Fiscal 2018 Note on January 30, 2019, the debt discount was fully accreted to interest expense.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12. Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of net loss attributable to common stockholders for the three and nine months ended March 31, 2019 and 2018 reflects the BCF related to the issuance of Series AA Preferred Stock to the New Investors discussed in Note 7, as follows:

	Three Months		Nine Months
	Ended March 31,		Ended March 31,
	2019	2018	2019	2018
Net loss	$(19,772,805)	$(4,967,838)	$(27,299,470)	$(17,371,037)
Beneficial conversion feature	(2,273,000)	-	(2,273,000)	-
Net loss attributable to common stockholders	$(22,045,805)	$(4,967,838)	$(29,572,470)	$(17,371,037)

For the three and nine months ended March 31, 2019 and 2018, basic and diluted net loss per share were the same since all common stock equivalents were anti-dilutive. As of March 31, 2019 and 2018, the following potential common stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

	2019	2018

Series AA Preferred Stock	148,523,540	-
Stock options	16,868,146	20,809,584
Warrants	46,389,235	34,011,041

Total	211,780,921	54,820,625

Note 13. Subsequent Events

The Company held its annual meeting of stockholders on April 24, 2019, whereby the Company’s stockholders approved the following resolutions:

•	An amendment to the Certificate of Incorporation resulted in a recission of the previous designation of 15,000,000 shares of the Series A Preferred Stock whereby no shares of Series A Preferred Stock had ever been issued. As a result of this action, the Company now has authority to designate 15,000,000 shares of Preferred Stock.
•	The Company’s 2016 Non-Qualified Stock Option Plan was amended to increase the number of shares of Common Stock available for issuance thereunder by 13,000,000 shares of Common Stock resulting in the aggregate of 28,000,000 shares authorized for issuance under the Plan.
•	The authorized number of shares of Common Stock was increased from 200 million shares to 500 million shares. Accordingly, all shares of Series AA Preferred Stock discussed in Note 7 automatically converted to 148,523,540 shares of Common Stock.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The change in the authorized shares of Common Stock and recission of the previous designation of 15,000,000 shares of Series AA Preferred Stock are disclosed on the face of the accompanying unaudited condensed consolidated balance sheets. The conversion of Series AA Preferred Stock to Common Stock will be reflected during the fiscal quarter ending June 30, 2019. The following presents the impact of the conversion to common stock on an unaudited pro forma basis as if the Series AA Preferred Stock had converted to Common Stock as of March 31, 2019:

	Series AA				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Historical balances, March 31, 2019	3,267,519	$31,140,117	61,866,319	$61,866	$97,203,841	$(123,756,208)	$4,649,616
Pro forma adjustments for conversion	(3,267,519)	(31,140,117)	148,523,540	148,524	30,991,593	-	-

Pro forma balances, March 31, 2019	-	$-	210,389,859	$210,390	$128,195,434	$(123,756,208)	$4,649,616

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Summary

In January 2019, we announced and closed on a $25.0 million private placement with Handok, Inc. and Genexine, Inc., two publicly traded South Korean-based pharmaceutical companies. The investors acquired shares of our Series AA Preferred Stock which has now converted into shares of our Common Stock at a conversion price of $0.22 per share. An option exists for the investors to purchase up to an additional $20.0 million of shares of our Common Stock prior to December 31, 2020, at a price per common share equal to the greater of $0.29 or 75% of the volume weighted average closing price of our Common Stock over 30 consecutive trading days prior to the exercise of the option to purchase.

This $25.0 million of equity financing has provided us with the needed capital to pursue our development strategy. In parallel, we relocated our headquarters to Redwood City, California, opened an ancillary facility in Bend, Oregon, and began expanding our team in key areas such as clinical operations, accounting, CMC, and quality. During the first four months of 2019, we have begun actively preparing RZ358 for clinical studies, initiated project meetings for RZ402, and initiated activities to resume the AB101 clinical studies in Southern California.

For calendar year 2019, we have the following objectives to advance our development strategy: (i) initiate the Phase 2 clinical program for RZ358 in the US and/or Europe, (ii) complete the necessary toxicology studies for RZ402 to enable the filing of an IND within the first half of calendar year 2020 and the initiation of clinical studies thereafter, and (iii) complete the ongoing Phase 1 study for AB101 with Cohort 2 dosing expected this month and read out in the second half of calendar year 2019.

Significant Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to the estimated useful lives and impairment of depreciable assets, the fair value of share-based payments and warrants, fair value of derivative instruments, estimates of the probability and potential magnitude of contingent liabilities, income tax valuation allowances and going concern matters. We base our estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2019 and 2018

Results of operations for the three months ended March 31, 2019 and 2018 reflect net losses of approximately $19.8 million and $5.0 million, respectively. Presented below is a discussion of the key factors that resulted in our net losses for these periods.

Revenues

We did not generate any revenues for the three months ended March 31, 2019 and 2018. We are at an early stage of development as a proprietary product specialty pharmaceutical company and we do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. We do not expect to be able to market any of our product candidates for several years.

Research and Development Expenses

Research and development (“R&D”) costs increased from approximately $2.5 million for the three months ended March 31, 2018 to $15.1 million for the three months ended March 31, 2019, an increase of $12.6 million. This increase was primarily attributable to an amendment to our License Agreement with Xoma related to RZ358, whereby we incurred aggregate license fees of $14.0 million for the three months ended March 31, 2019. This expense consists of a cash payment to Xoma of $5.5 million made in February 2019 using a portion of the proceeds of our Series AA Financing, and an obligation to pay $8.5 million to Xoma in staggered amounts on a quarterly basis through June 30, 2020. In addition, the amendment to the License Agreement revised the amount we are required to expend on development of RZ358 and related licensed products, and revised provisions with respect to our diligence efforts in conducting clinical studies.

This increase in our R&D costs was partially offset by reductions in R&D from our decision to terminate our manufacturing activities in April 2018, which resulted in a decrease in compensation and benefits expense of $0.7 million, material manufacturing costs and clinical trial costs of $0.3 million, and a decrease in facilities and other costs of $0.4 million. The $0.7 million decrease in compensation and benefits for our R&D employees included a $0.2 million decrease in stock-based compensation expense that was triggered by a reduction in our workforce that resulted in forfeiture of stock options.

As discussed below under the caption Liquidity and Capital Resources, we intend to use the proceeds from our recently completed Series AA Financing to advance our clinical programs and fulfill our development obligations under the amended License Agreement with Xoma. Accordingly, we expect to increase our R&D spending in these areas over the next 12 months.

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased from approximately $2.5 million for the three months ended March 31, 2018 to $1.9 million for the three months ended March 31, 2019, a decrease of $0.5 million or 25%. This decrease was primarily attributable to a reduction in compensation and benefits for our administrative and executive workforce of $0.7 million. This decrease in G&A expense was partially offset by an increase in investor relations costs of $0.1 million. The $0.7 million decrease in compensation and benefits for our G&A employees included a $0.6 million decrease in stock-based compensation expense that was triggered by stock option forfeitures due to the reduction in our administrative and executive workforce.

Non-Operating Income (Expense)

Non-operating expense increased by approximately $2.7 million from approximately $14,000 for the three months ended March 31, 2018 to $2.7 million for the three months ended March 31, 2019. This increase was primarily attributable to an increase in interest expense of $2.7 million related to the Fiscal 2018 Notes for the period from January 1, 2019 through the conversion date on January 30, 2019. The increase in interest expense include recognition of a beneficial conversion feature of $2.2 million related to the automatic conversion of the Fiscal 2018 Notes at a 20% discount to the terms of the Series AA Financing, and accretion of discount of $0.5 million from January 1, 2019 through the January 30, 2019 conversion date for the Fiscal 2018 Notes.

For the three months ended March 31, 2019, we did not have any rental income due to the termination of our leases and subleases in Colorado during December 2018. Rental income for the three months ended March 31, 2018 was attributable to subleases for our former location in Colorado and amounted to approximately $31,000.

Income Taxes

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted on December 22, 2017 and significantly revises U.S. tax law. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, limits the tax deduction for interest expense to 30% of adjusted earnings, limits the deduction for newly generated net operating losses to 80% of current year taxable income, eliminates net operating loss (“NOL”) carrybacks, provides for immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifies or repeals many business deductions and credits. As of June 30, 2018, we made reasonable estimates for each of these items and recognized a provisional decrease in our deferred tax assets of approximately $8.9 million, which was fully offset by a corresponding change in the valuation allowance for such deferred tax assets. As of March 31, 2019, our provisional adjustment is considered final. However, we are continuing to analyze the effects of the Tax Act on our financial statements and operations, whereby our current estimates may subsequently be revised based on evolving analyses and interpretation of the Tax Act and related accounting guidance.

As of June 30, 2018, we had NOL carryforwards of approximately $60.7 million for federal and state income tax purposes. Federal and state NOL carryforwards, to the extent not used, will expire starting in 2031. Under provisions of the Internal Revenue Code, substantial changes in ownership of the Company may result in limitations on the amount of NOL carryforwards that can be utilized in future years. Due to the closing of the Series AA Financing in January 2019 and the conversion of the Series AA shares to 148.5 million shares of our Common Stock in April 2019, we experienced a change of control that may result in significant limitations to the future use of our NOL carryforwards. We are in the process of quantifying the extent of such limitations.

Nine months Ended March 31, 2019 and 2018

Our results of operations for the nine months ended March 31, 2019 and 2018 reflect net losses of approximately $27.3 million and $17.4 million, respectively. Presented below is a discussion of the key factors that resulted in our net losses for these periods.

Revenues

As a clinical stage company, we did not generate any revenues for the nine months ended March 31, 2019 and 2018.

Research and Development Expenses

Research and development (“R&D”) costs increased from approximately $10.2 million for the nine months ended March 31, 2018 to $17.4 million for the nine months ended March 31, 2019, an increase of $7.1 million or 70%. This increase was primarily attributable to an amendment to our License Agreement with Xoma related to RZ358, whereby we incurred aggregate license fees of $14.0 million for the nine months ended March 31, 2019, which is an increase of $12.8 million compared to $1.2 million incurred for the nine months ended March 31, 2018. For the nine months ended March 31, 2019, our expense for license costs consisted of a cash payment to Xoma of $5.5 million made in February 2019 using a portion of the proceeds of our Series AA Financing, and an obligation to pay $8.5 million to Xoma in staggered amounts on a quarterly basis through September 30, 2020. In addition, the amendment to the License Agreement revised the amount we are required to expend on development of RZ358 and related licensed products, and revised provisions with respect to our diligence efforts in conducting clinical studies.  For the nine months ended March 31, 2018, our license costs of $1.2 million were primarily related to the Active Site Agreement, whereas no costs were incurred under this agreement for the nine months ended March 31, 2019.

The increase of $12.8 million in our license costs was partially offset by reductions in R&D from our decision to terminate our manufacturing activities in April 2018, which resulted in a reductions in compensation and benefits expense of $2.8 million, clinical trial costs of $1.6 million, material manufacturing costs of $0.3 million, and a decrease in facilities, consulting and other costs of $1.0 million. The $2.8 million decrease in compensation and benefits for our R&D employees included a $0.6 million decrease in stock-based compensation expense that was triggered by a reduction in our workforce that resulted in forfeiture of stock options. The reduction in clinical trial costs was primarily due to $1.6 million incurred for the AB101 Phase 1 Trial for the nine months ended March 31, 2018, whereas these costs were not material due to our suspension of the clinical trials for the nine months ended March 31, 2019. For the nine months ended March 31, 2019, we also had a $0.3 million decrease in material manufacturing costs that was due to $0.5 million incurred under our agreement with Xoma related to RZ358 for the nine months ended March 31, 2019, whereas we incurred $0.9 million for AB101 for the nine months ended March 31, 2018. The reduction in facilities, consulting and other costs of $1.0 million was primarily attributable to our decisions to sublease and ultimately terminate our facility leases in Colorado in December 2018.

As discussed below under the caption Liquidity and Capital Resources, we intend to use the proceeds from our recently completed Series AA Financing to advance our clinical programs and fulfill our development obligations under the amended License Agreement with Xoma. Accordingly, we expect to increase our R&D spending in these areas over the next 12 months.

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased from approximately $7.2 million for the nine months ended March 31, 2018 to $5.4 million for the nine months ended March 31, 2019, a decrease of $1.8 million. This decrease was primarily attributable to a decrease in compensation and benefits for our administrative and executive workforce of $1.5 million, a decrease in professional fees of $0.2 million, and a decrease in other administrative costs of $0.1 million. The $1.5 million decrease in compensation and benefits for our G&A employees included a $1.2 million decrease in stock-based compensation expense that was triggered by stock option forfeitures due to the reduction in our administrative and executive workforce. The decrease in professional fees of $0.2 million was primarily attributable to a reduction in legal services required for the nine months ended March 31, 2019.

Non-Operating Income (Expense)

Non-operating expense was $4.5 million for the nine months ended March 31, 2019 compared to non-operating income of approximately $51,000 for the nine months ended March 31, 2018, a change of approximately $4.6 million. This increase in non-operating expenses of $4.6 million was primarily attributable to an increase in interest expense of $4.9 million related to the Fiscal 2018 Notes for the period from July 1, 2018 through the conversion date on January 30, 2019. The increase in interest expense attributable to the Fiscal 2018 Notes for the nine months ended March 31, 2019 included (i) recognition of a beneficial conversion feature of $2.2 million for the automatic conversion of the Fiscal 2018 Notes at a 20% discount to the terms of the Series AA Financing, (ii) accretion of discount of $2.1 million through the January 30, 2019 conversion date, and (iii) an increase in interest expense of $0.6 million at the default rate of 15.0%.

For the nine months ended March 31, 2019, the $4.9 million increase in interest expense discussed above was partially offset by (i) a gain of $0.2 million from the December 2018 termination of our lease and sublease agreements in Colorado, (ii) a gain of $0.1 million for embedded derivatives related to the Fiscal 2018 Notes, and (iii) an increase in rental income from subleases of $0.1 million. As a result of the termination of our lease and subleases in Colorado in December 2018, we do not expect to recognize rental income in the future.

Liquidity and Capital Resources

As of March 31, 2019, we have approximately $15.3 million of cash and working capital of approximately $8.7 million. We have incurred an accumulated deficit of $123.8 million since our inception and as a clinical stage company we have not generated any revenue to date. Presented below is a discussion of recent developments that have a significant impact on our liquidity.

Series AA Financing and Conversion of Fiscal 2018 Notes

In January 2019, we closed an offering with two pharmaceutical companies (the “New Investors”) that made a strategic investment in us for an aggregate of 2.5 million shares of Series AA Preferred Stock that resulted in gross proceeds of $25.0 million (including application of a $1.5 million Exclusivity Payment that we received in December 2018). Closing occurred on January 30, 2019 and resulted in our receipt of the remaining proceeds of $23.5 million. The shares of Series AA Preferred Stock owned by the New Investors were immediately convertible into an aggregate of approximately 113.6 million shares of our Common Stock. Due to the closing of the Series AA Financing for gross proceeds of $25.0 million, our Fiscal 2018 Notes, which consisted of the aggregate principal balance of $5.3 million plus accrued interest of $0.8 million through January 30, 2019, automatically converted to shares of Series AA Preferred Stock. The aggregate principal and accrued interest balance of $6.1 million was exchanged for 767,519 shares of Series AA Preferred Stock that were immediately convertible into an aggregate of 34.9 million shares of our Common Stock.

Upon issuance of the Series AA Preferred Stock, we did not have an adequate number of authorized shares of Common Stock available to accommodate conversion of all of the Series AA Preferred Stock and all outstanding stock options and warrants. We held our annual meeting of stockholders on April 24, 2019, which resulted in approval for an increase in our authorized number of shares of Common Stock from 200 million shares to 500 million shares whereby there is an adequate number of shares to accommodate conversion of all equity instruments to Common Stock. Accordingly, all shares of Series AA Preferred Stock held by the New Investors and the holders of the former Fiscal 2018 Notes converted to 148,523,540 shares of Common Stock on April 24, 2019.

A condition to closing the Series AA Financing was the resignation of a majority of our former directors and the appointment of the New Investors as directors whereby the representatives of the New Investors comprise two of the three members of our current board of directors. Additionally, the New Investors currently own an aggregate of approximately 54% of our Common Stock which resulted in a change of control.

Xoma License Agreement

In January 2019, we entered into an amendment of our December 2017 License Agreement with Xoma to eliminate the previous requirement that equity securities would be issued to Xoma upon the closing of a qualified financing. In exchange, we agreed to make five cash payments to Xoma totaling $8.5 million.  The $8.5 million liability is payable for $1.5 million by September 30, 2019, $1.0 million by December 31, 2019, $2.0 million by March 31, 2020, $2.0 million by June 30, 2020, and $2.0 million by September 30, 2020. Until the $8.5 million liability is fully paid, we are required to pay Xoma 15% of the net proceeds of any future financings to be credited against the remaining unpaid liability in reverse order of their future payment date.

In addition, we agreed to pay Xoma approximately $5.9 million in cash upon the closing of the Series AA Financing, which consisted of (i) a financing delay fee and other costs incurred through December 31, 2018 of $0.4 million, and (ii) $5.5 million of additional consideration for the license. In February 2019, we satisfied this payment obligation to Xoma for $5.9 million.

Use of Proceeds

After making the $5.9 million payment to Xoma and payment of operating costs and other working capital requirements for the three months ended March 31, 2019, we have $15.3 million of cash remaining from the Series AA Financing as of March 31, 2019. In addition to payment of ongoing general and administrative expenses, this remaining funding is expected to be used to advance our clinical programs including: (i) initiate a Phase 2 program for RZ358 in the U.S. and/or Europe, (ii) complete the necessary toxicology studies for RZ402 to enable the filing of an IND and initiation of clinical studies, and (iii) complete an ongoing Phase 1 study for AB101.

As a result of the completion of the Series AA Financing, we currently believe we have adequate capital resources to (i) meet our contractual obligations to Xoma for $4.5 million over the next 12 months, (ii) move forward with our plans to advance our clinical programs discussed above, and (iii) meet cash payments for working capital requirements.

In the event that we need additional financing prior to December 31, 2020, we agreed to allow the New Investors to purchase up to an aggregate of $20.0 million of our Common Stock at a per share price equal to the greater of $0.29 or 75% of the volume weighted average closing price of our Common Stock over 30 consecutive trading days prior to the exercise of the option. In order to meet our planned expenditures over the next 12 months, we intend to request that the New Investors invest up to an aggregate of $20.0 million during the second half of calendar 2019. However, there are no assurances that the New Investors will exercise their options to invest the amount we request, or that we would be able to obtain additional financing through other sources such as equity offerings and bank financings. Even if these other financing sources are available, they may not be on terms that are acceptable to us. These conditions raise substantial doubt about our ability to continue as a going concern.

Cash Flows Used in Operating Activities

For the nine months ended March 31, 2019 and 2018, cash flows used in operating activities amounted to $11.5 million and $10.2 million, respectively. The key components in the calculation of our cash used in operating activities are as follows:

	2019	2018	Change

Net loss	$(27,299,470)	$(17,371,037)	$(9,928,433)
Non-cash expenses	6,775,231	5,556,340	1,218,891
Non-cash gains	(241,692)	(7,985)	(233,707)
Changes in operating assets and liabilities, net	9,226,453	1,592,579	7,633,874

Total	$(11,539,478)	$(10,230,103)	$(1,309,375)

For the nine months ended March 31, 2019, our net loss was $30.69 million compared to $17.4 million for the same period of the prior year. For further discussion about changes in our operating results, please refer to Results of Operations above for the nine months ended March 31, 2019 and 2018.

For the nine months ended March 31, 2019, non-cash expenses amounted to $10.4 million and were primarily comprised of (i) a beneficial conversion feature of $5.8 million and accretion of debt discounts and issuance costs related to the Fiscal 2018 Notes of $2.1 million, and (ii) stock-based compensation expense of $2.4 million. Non-cash gains for the nine months ended March 31, 2019 consisted of a $0.2 million gain from the December 2018 termination of leases and subleases for our former Colorado facility, and a $0.1 million gain on the change in fair value of embedded derivatives. For the nine months ended March 31, 2018, net non-cash expenses amounted to $5.6 million and were primarily comprised of stock-based compensation expense of $4.2 million, depreciation and amortization expense of $0.8 million, and warrant expense of $0.5 million.

For the nine months ended March 31, 2019, net changes in operating assets and liabilities improved operating cash flow by $9.2 million which was primarily due to (i) an $8.5 million increase in payables to Xoma under the amended License Agreement entered into in January 2019, (ii) accrued interest expense of $0.7 million on the Fiscal 2018 Notes that was settled for shares of Series AA Preferred Stock in January 2019, and (iii) a decrease in other assets of $0.3 million that was primarily related to the December 2018 termination of leases and subleases for our former Colorado facility. These favorable changes in operating assets and liabilities totaled $9.5 million and were partially offset by a decrease in accounts payable and accrued expenses of $0.5 million primarily due to proceeds from the Series AA Financing that enabled us to pay certain past due obligations. For the nine months ended March 31, 2018, net changes in operating assets and liabilities improved operating cash flow by $1.6 million which was primarily due to an increase in accounts payable and accrued expenses.

Cash Flows Provided by Investing Activities

Net cash provided by investing activities for the nine months ended March 31, 2019 amounted to $0.2 million which was primarily attributable to $0.3 million of proceeds from the sale of equipment that was no longer needed as a result of the termination of our former lease for facilities in Colorado. This amount was partially offset by expenditures approximately $41,000 for office furniture and equipment at our new corporate headquarters in California. For the nine months ended March 31, 2018, cash provided investing cash flow was $0.2 million primarily due to the refund of a deposit.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2019 amounted to $25.0 million. In December 2018, two new investors expressed interest in investing in the Company and affirmed their intent to enter into exclusive diligence and negotiations regarding a potential equity financing. The New Investors provided an exclusivity payment for $1.5 million in exchange for our agreement to cease any and all discussions and negotiations with all other third parties. In January 2019, the New Investors decided to proceed with an investment in our company. Closing of the Series AA Financing occurred on January 30, 2019, which resulted in receipt of an additional $23.5 million of cash proceeds for total cash proceeds of $25.0 million for the nine months ended March 31, 2019.

Our net cash provided by financing activities for the nine months ended March 31, 2018 resulted from (i) a private placement of 4.5 million shares of our Common Stock to accredited investors at an offering price of $1.00 per share for net proceeds of $4.4 million, after deducting placement agent commissions, and (ii) proceeds of $1.2 million from the issuance of Fiscal 2018 Notes, of which $1.0 million was issued to a former member of our Board of Directors.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Finance Officer (our principal accounting officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that assessment under those criteria, our management has determined that, at March 31, 2019, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

Conversion of Series AA Preferred Stock may result in stockholder dilution

As disclosed in our Current Report on Form 8-K filed with the SEC on January 7, 2019, we entered into a Purchase Agreement with Handok, Inc. and Genexine, Inc., (the “Purchasers”) whereby the Purchasers agreed to purchase shares of the Company’s newly designated Series AA Preferred Stock for aggregate gross proceeds of $25.0 million.  Additionally, the aggregate principal and accrued interest of approximately $6.1 million related to the Fiscal 2018 Notes was exchanged for shares of Series AA Preferred Stock. The Series AA Preferred Stock automatically converted to 148.5 million shares of our Common Stock on April 24, 2019 after our stockholders approved an amendment to our Certificate of Incorporation to increase the number of shares of Common Stock authorized to be issued to 500,000,000 shares. Upon conversion of the shares of Series AA Preferred Stock into Common Stock, the additional issuance of Common Stock diluted our existing Common Stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than what has already been reported in our Current Reports on Form 8-K, there have been no unregistered sales of equity securities.

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

REZOLUTE, INC.

Date: May 10, 2019	By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2019	By:	/s/ Keith Vendola
Keith Vendola
Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2019	By:	/s/ Seline Miller
Seline Miller
Chief Accounting Officer
(Principal Accounting Officer)