Form 10-K
period 2019-06-30
Rezolute, Inc.
filed 2019-09-10
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended June 30, 2019

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from to

Commission File Number 000-54495

REZOLUTE, INC.
(Exact Name of Company as Specified in its Charter)
Delaware	27-3440894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Redwood Shores Parkway, Suite 315 Redwood City, California	94065
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(650) 206-4507

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☑ NO ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, and an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑	Smaller reporting company ☑

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

As of December 31, 2018, the last business day of the second fiscal quarter, the aggregate market value of the Registrant’s voting stock held by non-affiliates, was approximately $4,080,000, based on the last reported sales price of $0.09 as quoted on the OTC Markets Group on such date.

The registrant had 293,320,891 shares of its $0.001 par value common stock outstanding as of September 5, 2019.

Documents incorporated by reference

None

-i-

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements included or incorporated by reference in this Annual Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

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

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, but not limited to, the risks described in “Risk Factors” in Part I, Item 1A of this Annual Report.

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

-ii-

PART I

Item 1.          Business

Rezolute, Inc. (“Rezolute”, the “Company”, “we” or “us”) is a clinical stage biotechnology company developing transformative therapies targeting rare and metabolic diseases.

Our Pipeline

The table below presents a summary of our key programs and the expected timeline for development.

RZ358

Congenital Hyperinsulinism (“CHI”) is a rare genetic disorder that affects 1 in 50,000 to 1 in 30,000 newborns. In areas of high consanguinity, the incidence may increase to 1 in 2,500 newborns.

CHI can be caused by one of more than ten known genetic mutations. These mutations may occur within the beta cells of the pancreas and lead to excessive insulin secretion. The most common mutations occur at the ABCC8 and KCNJ11 genes that encode the SUR-1 and Kir6.2 subunits of the KATP channel.

Ordinarily, beta cells in the pancreas secrete just enough insulin to keep blood sugar in the normal range. With CHI, the secretion of insulin is not properly regulated. The beta cells secrete too much insulin. This results in excessively low blood sugar or severe hypoglycemia.

CHI is the most common cause of persistent hypoglycemia in infants and children. Persistent hypoglycemia increases risks of long-term neurologic complications. Episodes are characterized by lethargy, irritability, and / or difficulty feeding. Repeated episodes of hypoglycemia increase the risk of serious complications such as breathing difficulties, developmental delays, intellectual disability, vision loss, brain damage, seizures, coma, and possibly death.

We believe that existing management options are suboptimal. To start, no medical therapy has been developed and approved for CHI. To avoid hypoglycemia, many children require frequent glucose monitoring and feeding, including intravenous or intestinal administration of sugar solutions, particularly overnight. Due to genetics or other factors, medical therapies currently used in practice do not adequately treat a significant number of children and / or have side effects not well tolerated. Surgical removal of all or part of the pancreas may be an option but is invasive and often diabetes-inducing. All in all, current treatment regimens are often ineffective, burdensome, and/or have a substantially negative effect on the quality of life for these children and their families.

We believe that RZ358 is a first-in-class, fully human, monoclonal antibody that has been specifically designed to treat all forms of CHI, as well as potentially other indications. The unique, reversible mechanism of action of RZ358 binds with high affinity to the insulin receptor at an allosteric site with no IGF-1 interaction. In the setting of elevated insulin, RZ358 dims the insulin signal, while still allowing insulin to bind and signal. This occurs downstream from the beta-cells, where genetic mutations leading to hyperinsulinism occur. RZ358 was designed as a universal treatment for all forms of CHI.

To date, RZ358 has been studied in Phase 1 and Phase 2 clinical studies that have included children as well as adults.

Rezolute is currently launching a Phase 2b study in CHI and we anticipate dosing the first patient in 2019.

RZ358 has designated orphan status in the US and EU.

RZ402

Diabetic Macular Edema (“DME”) is one of the main causes of vision loss in working-age adults globally. With the growth of diabetes, prevalence in the US is estimated to increase beyond the current estimate of 750,000 individuals.

DME is a metabolic disease that results from an increase in retinal vascular permeability (“RVP”) in the setting of diabetic retinopathy (abnormal retinal blood vessel growth caused by poorly controlled blood sugar levels). Vascular leakage from retinal blood vessels leads to swelling of the retina, including the macula, an area of the retina that is very important for vision. The kinin system and the production of bradykinin have been implicated in the vascular leakage associated with DME.

While the market is very large, current treatment approaches are onerous. They involve injections into the eye by retinal specialists on a monthly or bimonthly basis. In addition to a segment of the DME population that does not respond to these treatments, the extent of therapeutic benefit directly correlates with adherence to this route of administration. As the regimen is a significant burden for both patients and their healthcare providers, high rates of non-adherence and ultimately, suboptimal therapeutic outcomes exist.

RZ402 is a potential new therapy for DME. RZ402 has been shown to normalize RVP in clinically-relevant animal models of macular edema as effectively as the current injectable treatments with exposure-response studies supporting once daily dosing.

Rezolute plans to file an IND for RZ402 in mid-2020.

AB101

Exogenous basal insulin is a multi-billion dollar market dominated by therapies where the standard of care is daily injections.

AB101 is an extended release microsphere formulation of PEGylated human recombinant insulin. It is being developed as a once-weekly subcutaneous injection, for use alone and in combination with bolus prandial insulin or oral glucose lowering therapies, to improve glycemic control in patients with Type 1 and Type 2 Diabetes Mellitus. We believe AB101 has the potential to provide a near peak-less, slow and uniform release of basal insulin.

Rezolute is currently conducting a Phase 1 study in Type 1 Diabetes Mellitus and anticipates top line results later this year. Following analyses of these date, we will evaluate out-licensing potential.

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

There are a handful of companies developing therapies for diabetic macular edema that could pose as potential competitors to the plasma kallikrein inhibitor therapy, including. KalVista Pharmaceuticals, Verseon, and Thrombogenics.

If successfully commercialized, AB101 would compete directly against Sanofi’s Lantus and Toujeo, Novo Nordisk’s Levemir and Tresiba, Eli Lilly’s Basaglar as well as any other branded or biosimilar basal insulin therapies that may obtain regulatory approval in advance of AB101. Novo Nordisk’s Insulin 287 may be one such therapy.

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

Research and Development

We incurred approximately $19.1 million and $17.3 million in research and development expenses for the fiscal years ended June 30, 2019 and 2018, respectively. For further discussion of our research and development activities, please refer to the discussion of our Pipeline above.

Employees

As of June 30, 2019, we had 19 full-time employees as well as one contract employee, all of whom have experience with pharmaceutical, biotechnology or medical product companies. None of our employees or contractors are covered by collective bargaining agreements.

Corporate Information

We were incorporated in Delaware in 2010. We maintain executive offices located at 201 Redwood Shores Parkway, Suite 315, Redwood City, CA 94065 and our phone number is (650) 206-4507. Our website is located at www.rezolutebio.com. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated into this document.

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

Risks Related to Our Business

We have a history of losses and may not achieve profitability in the future. We will need substantial additional capital to fund our operations. If we fail to obtain additional capital, we may be unable to sustain operations.

We incurred net losses of $30.4 million and $29.9 million for the fiscal years ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $126.9 million. Our operations consume substantial amounts of cash and we expect that our cash used in our operating activities will continue to increase for the next several years. We expect to continue to incur losses for the foreseeable future as we develop and commercialize our pipeline, and we must raise additional capital from external sources in order to sustain our operations beyond the next year. If we are unable to raise additional capital, we may have to significantly delay, scale back or discontinue one or more of our drug development or research and development programs. We may be required to cease operations or seek partners for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available. In the absence of additional capital we may also be required to relinquish, license or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize our business on terms that are less favorable than might otherwise be available. If we are unable to secure additional capital, we may be required to take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in the development of our product candidates.

Results of preclinical testing or earlier clinical studies are not necessarily predictive of future results, therefore none of the product candidates we advance into clinical studies may have favorable results in later clinical studies or receive regulatory approval.

Success in preclinical testing does not ensure that clinical studies will generate adequate data to demonstrate the efficacy and safety of an investigational drug or biologic. Even if our clinical studies, if any, produce promising results, there is no assurance that such results will be replicated or exceeded in later clinical studies. A number of companies in the biotechnology industry, including those with greater resources and experience, have suffered significant setbacks in clinical studies, even after seeing promising results in earlier preclinical and clinical studies. We do not know whether the Study or any other clinical studies that we may conduct will demonstrate adequate efficacy and safety to justify the continuing advancement of a program. If later stage clinical studies do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted. Even if we believe that our product candidates have performed satisfactorily in preclinical testing and clinical studies, we may still fail to obtain FDA approval for our product candidates.

We may experience delays in our clinical trials that could adversely affect our financial position.

Many factors could affect the timing of our clinical studies, if any, that we may conduct, including lack of Current Good Manufacturing Practice (“cGMP”) drug product, slow patient recruitment, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and new drugs approved for the conditions we are investigating. Other companies may be conducting clinical trials or may announce plans for future trials that will be seeking patients with the same indications as those we are studying. As a result of all of these factors, our trials may take longer to enroll patients than we anticipate. Delays in patient enrollment in the trials may increase our costs and slow down our product development and approval process. Our product development costs will also increase if we need to perform more or larger clinical trials than planned. Any delays in completing our clinical trials could adversely impact our cash position and ability to support ongoing operations.

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

Since inception, we have not generated any revenue. We expect to continue to incur substantial operating losses for the next several years as we move our product candidates into clinical trials and continue our research and development efforts. To become profitable, we must successfully develop, manufacture and market our product candidates, either alone or in conjunction with possible collaborators. We may never have any revenue or become profitable.

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

If any of our product candidates for which we receive regulatory approval does not achieve broad market acceptance, the revenue that we generate from its sales, if any, will be limited.

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

Preclinical testing and clinical studies are long, expensive and uncertain processes. We may spend several years completing our testing for any particular product candidate, and failure can occur at any stage. Negative or inconclusive results or adverse medical events during a clinical study could also cause us or the FDA to terminate a clinical study or require that we repeat it or conduct additional studies. Additionally, data obtained from a clinical study is susceptible to varying interpretations and the FDA or other regulatory authorities may interpret the results of our clinical studies less favorably than we do. The FDA and equivalent foreign regulatory agencies have substantial discretion in the approval process and may decide that our data is insufficient to support a marketing application and require additional preclinical, clinical or other studies.

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

We currently have clinical trial insurance for our active clinical programs. This product liability insurance coverage for our clinical studies may not be sufficient to reimburse us for all expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for any of our product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain this product liability insurance on commercially reasonable terms. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim, or series of claims, brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

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

We are at an early stage of development as a company and we do not have, and may never have, any products that generate revenues.

We are at an early stage of development as a proprietary pharmaceutical company and we do not have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. Our efforts may not lead to commercially successful products, for a number of reasons, including:

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

We may not be able to use a significant portion of our net operating loss carryforwards, which could adversely affect our profitability.

We have U.S. federal and state net operating loss carryforwards due to prior period losses, which could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), our ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws in the United States. See “As a result of recent issuances of shares of our Common Stock to Handok and Genexine, they can exercise significant control, which could limit your ability to influence the outcome of key transactions, including any future change of control.” Due to our recent financing activities, we experienced a change of control that is expected to result in significant limitations to the future use of our NOL carryforwards. We are in the process of quantifying the extent of the Section 382 limitations, which could result in our inability to utilize a significant portion of our net operating loss carryforwards that were generated prior to any change of control. It is possible that any future ownership changes or issuances of our capital stock, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our future profitability.

If we are unable to successfully remediate the material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

In connection with the audit of our fiscal 2019 consolidated financial statements, we noted material weaknesses in our controls, principally as a result of our inability to segregate duties due to reductions in our employees during 2018, not having measures that would prevent the employees from overriding the internal control system, one employee was responsible for complex accounting issues without additional reviews within the Company, and the Company did not have effective review controls over financial reporting and related disclosures in accordance with U.S. GAAP and SEC rules and regulations. During the second half of the fiscal year ended June 30, 2019, we began mitigating these weaknesses through hiring additional employees and engaging a consulting firm to supplement our technical accounting and financial reporting resources.

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

We intend to seek regulatory approval in foreign countries for all of our potential products prior to commercialization. Pharmaceutical therapies are subject to rigorous preclinical testing and clinical trials and other pre-market approval requirements by regulatory authorities in foreign countries. Operations outside the United States may be affected by different local business and cultural factors, different regulatory requirements and prohibitions between jurisdictions, including the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments; and changes in regulatory requirements for financing activities.

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain litigation that may be initiated by our stockholders, including claims under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition. Notwithstanding the foregoing, the exclusive provision shall not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, or the respective rules and regulations promulgated thereunder.

Risks Related to Our Intellectual Property

Our current patent positions and license portfolio may not include all patent rights needed for the full development and commercialization of our product candidates. We cannot be sure that patent rights we may need in the future will be available to license on commercially reasonable terms, or at all.

We typically develop our product candidates using compounds that we have acquired or in-licensed, including the original composition of matter patents and patents that claim the activities and methods for such compounds’ production and use. For example, in 2017 we in-licensed (i) a fully human monoclonal antibody from Xoma Corporation as well as (ii) a kallikrein inhibitor portfolio from ActiveSite Pharmaceuticals and in consideration for such licenses, we will owe milestone payments and royalties as we progress product candidates through development.

As we learn more about the mechanisms of action and new methods of manufacture and use of these product candidates, we may file additional patent applications for these new inventions, or we may need to ask our licensors to file them. We may also need to license additional patent rights or other rights on compounds, treatment methods or manufacturing processes because we learn that we need such rights during the continuing development of our product candidates.

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

If our patent and other intellectual property protection is inadequate, future sales and profits may never materialize or competitors could force our products completely out of the market.

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

If we are required to impair our long-lived assets, our financial condition and results could be negatively affected.

If we are unable to further successfully develop products using our patents that were purchased, we may experience events which could cause our long-lived assets to be impaired. If we evaluate our long-lived assets and deem that there is an impairment, we are required to recognize an impairment loss related to the assets.

Risks Related to Our Common Stock

As a result of recent issuances of shares of our Common Stock, two stockholders effectively control the Company. These stockholders can exercise significant control, which could limit your ability to influence the outcome of key transactions, including any future change of control.

During the six-month period ended June 30, 2019, we entered into a purchase agreement related to our Series AA Financing whereby we issued an aggregate of 113.6 million shares of our Common Stock to Handok, Inc. and Genexine, Inc. (collectively, “H&G”), and an aggregate of 34.9 million shares of our Common Stock to the former holders of our convertible debt. As disclosed in our Current Report on Form 8-K filed with the SEC on July 30, 2019, we entered into a second purchase agreement whereby H&G purchased approximately 69.0 million shares of our common stock at a price per share of $0.29 for aggregate net proceeds of $20.0 million. As a result of these other recent issuances, our total outstanding shares of common stock increased by 218.0 million shares from 62.2 million shares as of December 31, 2018, to 280.2 million shares as of July 30, 2019. Since January 2019, H&G have each purchased an aggregate of 89.8 million shares of our Common Stock resulting in ownership of approximately 32%. A change in control of Rezolute has occurred since H&G collectively own 64% of our Common Stock.

As a result these recent issuances of our Common Stock, H&G have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Our Board of Directors currently consists of three members, including one representative from each of Handok and Genexine who collectively control potential actions by the Board. Accordingly, future corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

Investors may experience dilution if we issue additional shares of common stock.

As of June 30, 2019, there are up to 83.0 million shares of our Common Stock that may be issued pursuant to outstanding warrants and stock option agreements, as well as future grants under our stock option plans. Such potential issuances include (i) outstanding warrants to purchase up to 46.0 million shares of our Common Stock at a weighted average exercise price of $1.34 per share, (ii) outstanding stock options to purchase up to 13.9 million shares of our Common Stock at a weighted average exercise price of $1.60 per share, and (iii) approximately 23.2 million shares that are reserved for future grants under our active stock option plans. On July 31, 2019, our Board of Directors authorized an additional 15.0 million shares for issuance under the newly formed 2019 Non Qualified Stock Option Plan that is subject to stockholder approval. Additionally, the Board of Directors granted stock options to certain officers and employees for an aggregate of 34.0 million shares at an exercise price of $0.29 per share. Accordingly, as of July 31, 2019, we have an aggregate of 94.3 million shares that may be issued upon exercise of outstanding stock options and warrants, and 4.2 million shares that are reserved for future grans under our active stock option plans.

In general, our stockholders do not have preemptive rights to any common stock issued by us in the future. Therefore, stockholders may experience dilution of their equity investment if we issue additional shares of common stock in the future. This includes shares issuable under equity incentive plans, or if we issue securities that are convertible into shares of our common stock. Given that we will we require additional capital, we intend to raise funds in the future by issuing common stock that will cause substantial incremental dilution to our stockholders.

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

Naked short selling, a practice that is prohibited by the SEC's Regulation SHO, reduces the value of companies and stockholders' investments by artificially pushing a company’s stock price down. For smaller companies like ours that are looking to raise working capital, it makes the process difficult. Upon tracking our trading activity, we have determined that approximately 44% of our daily trading volume is short selling and we believe that the short sellers have been lax at complying with Regulation SHO since early 2013. There are no assurances that we will be able to curb the naked short selling of our stock.

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

ITEM 2. PROPERTIES

On January 25, 2019, we entered into a lease for our new headquarters location at 201 Redwood Shores Parkway, Suite 315, Redwood City, CA 94065. The leased space consists of approximately 3,500 square feet of office space and provides for monthly rent of approximately $21,000 through the expiration date in March 2022.

On February 7, 2019, we entered into a lease for ancillary office space in Bend, Oregon. The leased space consists of approximately 1,500 square feet of office space and provides for monthly rent of approximately $2,700 through the expiration date in February 2021.

ITEM 3. LEGAL PROCEEDINGS

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTCQB of the OTC Markets Group under the trading symbol “RZLT”. The OTCQB is an inter-dealer quotation and trading system and only market makers can apply to quote securities on the OTCQB. Trading in our common stock on the OTCQB has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

The following table sets forth the high and low daily closing prices for our common stock for the each of the fiscal quarters in the two-year period ended June 30, 2019. These prices do not reflect retail markups, markdowns, or commissions.

	2019		2018
Fiscal year ended June 30,	High	Low	High	Low
First Quarter	$0.51	$0.30	$1.20	$0.86
Second Quarter	0.40	0.09	1.18	0.65
Third Quarter	0.38	0.09	0.99	0.45
Fourth Quarter	0.36	0.12	0.63	0.36

Holders

As of September 5, 2019, there were of record 386 holders of common stock. We believe the number of beneficial owners of our common stock are substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker “street names” for the benefit of individual investors.

Dividends

We have never paid cash dividends and intend to employ all available funds in the development of our business. We have no plans to pay cash dividends in the foreseeable future. If we issue in the future any preferred stock or obtain financing from a bank, the terms of those financings may contain restrictions on our ability to pay dividends.

Recent Sales of Unregistered Securities

All unregistered sales of securities during the period covered by this Annual Report were reported in our Current Reports on Form 8-K.

Equity Compensation Plan Information

Presented below is information about our equity compensation plans as of June 30, 2019 (shares in thousands):

		Shares to be Issued Upon		Securities
	Plan	Exercise of Outstanding Options:		Available
	Termination	Number of	Weighted Average	For Future
	Date	Shares	Exercise Price	Issuance
Equity compensation plans approved by security holders:
2014 Stock and Incentive Plan	March 21, 2019	2,190	$3.07	-
2015 Non-Qualified Stock Option Plan	February 23, 2020	2,695	$2.01	4,155
2016 Non-Qualified Stock Option Plan	October 31, 2021	8,980	$1.12	19,020
Equity compensation plans not approved by security holders		-	$-	-

Total		13,865	$1.60	23,175

PART II

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of contain forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report. We assume no obligation to update forward-looking statements or the risk factors. You should read the following discussion in conjunction with our consolidated financial statements and related notes included in Item 8 of this Annual Report.

Certain figures, such as interest rates and other percentages included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our consolidated financial statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.

Recent Developments

In January 2019, we announced and closed on a $25.0 million private placement with Handok, Inc. and Genexine, Inc., two publicly traded South Korean-based pharmaceutical companies (collectively referred to as “H&G”). H&G acquired shares of our Series AA Preferred Stock that converted in April 2019 into an aggregate of 113.6 million shares of our Common Stock at a conversion price of $0.22 per share. Upon our request, we also provided an option for H&G to purchase up to an aggregate of $20.0 million of shares of our Common Stock prior to December 31, 2020, at a price per common share equal to the greater of $0.29 or 75% of the volume weighted average closing price of our Common Stock over 30 consecutive trading days prior to the exercise of the option to purchase. In July 2019, we requested that H&G provide such funding as part of a larger private placement. On July 23, 2019, H&G agreed to purchase an aggregate of approximately 69.0 million shares of our Common Stock for $0.29 per share which resulted in gross proceeds of $20.0 million. In addition, other investors participated in this private placement, resulting in the issuance in July and August 2019 of an aggregate of 14.0 million shares for an additional cash infusion of $4.1 million. Commissions and other offering costs related to these equity issuances in July and August 2019 amounted to an aggregate of approximately $1.4 million.

Accordingly, we have received net capital infusions of approximately $25.0 million in January 2019 and an additional $22.6 million in July and August 2019, which provides us with the needed capital resources to pursue our development strategy. We have also relocated our headquarters to Redwood City, California, opened an ancillary facility in Bend, Oregon, and began expanding our team in key areas such as clinical operations, accounting, CMC, and quality. We have begun actively preparing RZ358 for clinical studies, initiated pre-clinical activities for RZ402, and resumed the AB101 clinical studies in Southern California.

For our fiscal year ending June 30, 2020, we have the following objectives to advance our development strategy: (i) initiate the Phase 2b clinical study for RZ358 in the US and/or Europe, (ii) complete the necessary toxicology studies for RZ402 to enable the filing of an IND and the initiation of clinical studies thereafter, and (iii) complete the Phase 1 study for AB101 and explore partnership opportunities

Reference is made to Note 13 to our consolidated financial statements included in Item 8 of this Annual Report for further discussion of our financing activities completed in July and August 2019, approval of our 2019 Stock Plan, grants of stock options for approximately 34.0 million shares of Common Stock and, subject to stockholder approval, our ability to complete a reverse stock split and set the exchange ratio between 20 and 100 shares of our Common Stock into one issued and outstanding share of Common Stock.

Factors impacting our Results Operations

We have not generated any revenues since our inception in March 2010. Since inception, we have engaged in organizational activities, conducted private placements to raise additional capital, built out a manufacturing suite and produced material for our lead product candidate under good laboratory practices (“GLP”), conducted studies using the GLP material, subsequently changed our strategy to a licensing model that resulted in disposal of our manufacturing assets, and conducted other research and development activities on our pipeline product candidates.

Due to the time required to conduct clinical trials and obtain regulatory approval for any of our product candidates, we anticipate it will be some time before we generate substantial revenues, if ever. We expect to generate operating losses for the foreseeable future; therefore we expect to continue efforts to raise additional capital to maintain our current operating plans beyond the next year. We cannot assure you that we will secure such financing or that it will be adequate for the long-term execution of our business strategy. Even if we obtain additional financing, it may be costly and may require us to agree to covenants or other provisions that will favor new investors over our existing stockholders.

Our stated strategy has been to build a metabolic focused biotechnology company by in-licensing compelling compounds that we believe clearly target different diseases where there is an unmet need. In December 2017, we completed the latest phase of this strategy by in-licensing RZ358 from Xoma Corporation. RZ358 is a fully human monoclonal antibody that is currently in Phase 2 clinical development. RZ358 is being developed to treat congenital hyperinsulinism, a devastating ultra-orphan pediatric disease.

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

Key Components of Consolidated Statements of Operations

Research and development expenses. Research and development expenses consist primarily of in-licensing costs, material manufacturing costs, and clinical trial costs. Our research and development expenses also include (i) an allocable portion of our cash and stock-based compensation, employee benefits, and consulting costs related to personnel engaged in the design and development of product candidates and other scientific research projects, and (ii) an allocable portion of our facilities and overhead costs related to such personnel.

General and administrative expenses. General and administrative expenses consist primarily of (i) an allocable portion of our cash and stock-based compensation, employee benefits and consulting costs related to personnel engaged in our administrative, finance, accounting, and executive functions, and (ii) an allocable portion of our facilities and overhead costs related to such personnel. General and administrative expenses also include travel, legal, auditing, investor relations and other costs primarily related to our status as a public company.

Impairment of long-lived assets. Impairment exists for property and equipment and identifiable intangible assets if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. An impairment charge is recognized for the amount by which the carrying amount of the asset, or asset group, exceeds its estimated fair value.

Gain (loss) on sale of property and equipment. We recognize a loss on sales of property and equipment when the sale proceeds are less than the net carrying value of the assets sold. Gains are recognized if the sale proceeds exceed the net carrying value of the assets sold. Any transactions that result in gains are netted against transactions that result in losses for presentation in our consolidated financial statements.

Interest expense.  The components of interest expense include the amount of interest payable in cash at the stated interest rate, beneficial conversion features that arise from the terms of debt arrangements, and accretion of debt discounts and issuance costs (“DDIC”) using the effective interest method. DDIC arises from the issuance of debt instruments at a discount to the original principal balance, the fair value of warrants issued in connection with a debt instrument, and incremental and direct costs incurred to consummate the financing.

Loss on extinguishment of debt. When we amend our debt arrangements, we evaluate the terms to determine if the amendment should be accounted for as a troubled debt restructuring, a modification or an extinguishment. If we conclude that accounting as an extinguishment is required, we measure the extinguishment charge on the date of the amendment based on the amount by which the fair value of the new debt instrument exceeds the net carrying value of the original debt instrument.

Gain on change in fair value of embedded derivatives. If we determine that our debt instruments contain an embedded derivative that is required to be bifurcated, we record the embedded derivative at fair value in our consolidated balance sheets. Examples of embedded derivatives are requirements to pay default interest upon the existence of an event of default, and requirements to pay fees for certain prepayments of the outstanding principal balance. Changes in the fair value of embedded derivatives are reflected as a non-operating gain or loss in our consolidated statements of operations.

Gain on lease termination. When we enter into surrender agreements to terminate our lease and sub-lease obligations, we recognize a gain if the amount of obligations relieved are in excess of the security deposits forfeited and any other consideration that we may have to pay. In these circumstances, we separately recognize an impairment charge if our unamortized leasehold improvement costs are no longer considered recoverable.

Rental income. When we enter into subleases for our leased facilities, we recognize rental income on a straight-line basis over the term of the sublease agreement.

Interest and other income. Interest and other income consist primarily of interest income earned on temporary cash investments.

Critical Accounting Policies and Significant Judgments and Estimates

Overview

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

With respect to our significant accounting policies that are described in Note 1 to our consolidated financial statements included in Item 8 of this Annual Report, we believe that the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Debt

DDIC incurred to obtain new debt financing or modify existing debt financing consists of incremental direct costs incurred for professional fees and due diligence services, and the fair value of warrants issued in connection with the financing. DDIC is presented in the accompanying consolidated balance sheets as a reduction in the carrying value of the debt and is accreted to interest expense using the effective interest method.

When we amend our debt arrangements, we evaluate the terms to determine if the amendment should be accounted for as a troubled debt restructuring (“TDR”), a modification or an extinguishment. If we determine that the lender has provided a concession and we are experiencing financial difficulties, we would generally recognize a TDR gain. If we conclude that accounting as a modification is required, then any costs incurred on behalf of the lenders is accounted for as additional DDIC. If we conclude that accounting as an extinguishment is required, we measure the extinguishment charge on the date of the amendment based on the amount by which the fair value of the new debt instrument exceeds the net carrying value of the original debt instrument.

Beneficial Conversion Features

A beneficial conversion feature (“BCF”) is a non-detachable conversion feature that is “in the money” at the commitment date, which requires recognition of interest expense for underlying debt instruments and a deemed dividend for underlying equity instruments. A BCF that is accounted for as a deemed dividend is given effect in our net loss per share calculations. A conversion option is in the money if the effective conversion price is lower than the commitment date fair value of a share into which it is convertible. A contingent BCF feature is measured using the commitment date security price but is not recognized in earnings until the contingency is resolved.

Research and Development

Research and development costs are expensed as incurred. Intangible assets related to in-licensing costs under license agreements with third parties are charged to expense unless we are able to determine that the licensing rights have an alternative future use in other research and development projects or otherwise.

Valuation of Stock Options and Warrants

We measure the fair value of employee and director services received in exchange for all equity awards granted, including stock options, based on the fair market value of the award as of the grant date. We compute the fair value of stock options using the Black-Scholes-Merton (“BSM”) option pricing model and recognize the cost of the equity awards over the period that services are provided to earn the award, which is typically a vesting period over four years. For awards granted which contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized on a straight-line basis over the requisite service period as if the award was, in substance, a single award. We recognize the impact of forfeitures in the period that the forfeiture occurs, rather than estimating the number of awards that are not expected to vest in accounting for stock-based compensation.

We account for stock options and warrants granted to non-employees by determining the fair value of the equity instrument issued on the commitment date, with expense recognized over the service period. Prior to the establishment of the commitment date, we continue to remeasure the fair value of the award, resulting in the recognition of subsequent gains and losses until the commitment date is achieved. We estimate fair value of non-employee awards using the BSM option pricing model.

Results of Operations

Our consolidated statements of operations for the fiscal years ended June 30, 2019 and 2018, along with the changes between years, are presented below (in thousands):

			Changes
	2019	2018	Amount	Percent
Operating expenses:
Research and development:
Compensation and benefits	$2,578	$5,604	$(3,026)	-54.0%
Licensing costs	14,026	6,273	7,753	123.6%
Material manufacturing costs	1,232	1,162	70	6.0%
Consultants and outside services	674	651	23	3.5%
Facilities and other	534	1,962	(1,428)	-72.8%
Clinical trial costs	35	1,628	(1,593)	-97.9%

Total research and development	19,079	17,280	1,799	10.4%

General and administrative:
Compensation and benefits	4,286	6,684	(2,398)	-35.9%
Facilities and other	1,193	1,337	(144)	-10.8%
Professional fees	841	762	79	10.4%
Investor relations	500	317	183	57.7%

Total general and administrative	6,820	9,100	(2,280)	-25.1%

Impairment of long-lived assets	33	1,691	(1,658)	-98.0%
Loss on sale of property and equipment	12	663	(651)	-98.2%

Total operating expenses	25,944	28,734	(2,790)	-9.7%

Operating loss	(25,944)	(28,734)	2,790	-9.7%

Non-operating income (expense):
Interest expense	(4,958)	(689)	(4,269)	619.6%
Loss on extinguishment of debt	-	(602)	602	-100.0%
Gain on change in fair value of embedded derivatives	74	26	48	184.6%
Gain on lease termination	168	-	168	N/A
Rental income	153	136	17	12.5%
Interest and other income	61	1	60	6000.0%

Total non-operating income (expense)	(4,502)	(1,128)	(3,374)	299.1%

Net loss	$(30,446)	$(29,862)	$(584)	2.0%

Revenue

As a clinical stage company, we did not generate any revenue for the fiscal years ended June 30, 2019 and 2018.

Research and Development Expenses

Research and development (“R&D”) costs increased from approximately $17.3 million for the fiscal year ended June 30, 2018 to $19.1 million for the fiscal year ended June 30, 2019, an increase of $1.8 million or 10%. This increase was primarily attributable to an amendment to our License Agreement with Xoma related to RZ358, whereby we incurred aggregate license fees of $14.0 million for the fiscal year ended June 30, 2019, which is an increase of $7.8 million compared to $6.3 million incurred for the fiscal year ended June 30, 2018.

Intangible assets for costs incurred under license agreements with third parties are charged to expense, unless the licensing rights have separate economic value in alternative future research and development projects or otherwise. Accordingly, all of the payments under our licensing agreements with Xoma and ActiveSite have been charged to expense in the period in which the cost is incurred. For the fiscal year ended June 30, 2019, our R&D expense for license costs consisted of a cash payment to Xoma of $5.5 million made in February 2019, and an accrued liability to pay $8.5 million to Xoma in staggered amounts on a quarterly basis beginning in the fiscal quarter ending September 30, 2019. In addition, the amendment to the License Agreement with Xoma revised the amount we are required to expend on the future development of RZ358 and related licensed product candidates, and revised provisions with respect to our diligence efforts in conducting clinical studies.

For the fiscal year ended June 30, 2018, our license costs amounted to $6.3 million that was comprised of $5.5 million incurred under the License Agreement with Xoma and $0.8 million incurred to acquire the PKI Program under our License Agreement with ActiveSite. The PKI Program was acquired to develop, file, manufacture, market and sell products for diabetic macular edema and other human therapeutic indications.  Through June 30, 2019, no milestone payments, royalties or other costs were incurred under the ActiveSite License Agreement. The first milestone payment for $1.0 million would be due after completion of the preclinical work and submission of an IND application to the FDA for AB101, which we are attempting to complete during the first half of calendar year 2020.

For the fiscal year ended June 30, 2019, we also had a $0.1 million increase in material manufacturing costs. This increase was due to higher spending for the fiscal year ended June 30, 2019, which consisted of $0.9 million related to RZ358 and a total of $0.3 million for AB101 and RZ402. For the fiscal year ended June 30, 2018, substantially all of our $1.1 million of material manufacturing costs was related to AB101.

The combined increase of approximately $7.8 million in our R&D license and material manufacturing costs was partially offset by an aggregate decrease of $6.0 million of all other R&D expenses. Other categories of our R&D expenses that decreased include compensation and benefits expense of $3.0 million, clinical trial costs of $1.6 million, and facilities and other R&D costs of $1.4 million. These other categories of our R&D expenses decreased primarily from our decision to reduce our workforce and terminate our manufacturing activities in April 2018.

The $3.0 million decrease in compensation and benefits for our R&D employees was driven by the termination of approximately 27 employees in our R&D workforce and included a $0.4 million decrease in stock-based compensation expense that was triggered by forfeiture of stock options. The reduction in clinical trial costs was primarily due to $1.6 million incurred for the AB101 Phase 1 Trial for the fiscal year ended June 30, 2018, whereas these costs were not material due to our suspension of the clinical trials for the fiscal year ended June 30, 2019. The reduction in facilities, consulting and other costs of $1.4 million was primarily attributable to our decisions to sublease and ultimately terminate our facility leases in Colorado in December 2018.

As discussed below under the caption Liquidity and Capital Resources, we intend to use the proceeds from our recently completed financings to advance our clinical programs and fulfill our development obligations under the amended License Agreement with Xoma our milestone payments under the ActiveSite License Agreement entered into in August 2017. Accordingly, we expect to increase our R&D spending over the next 12 months.

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased from approximately $9.1 million for the fiscal year ended June 30, 2018 to $6.8 million for the fiscal year ended June 30, 2019, a decrease of $2.3 million. This decrease was attributable to a decrease in compensation and benefits for our administrative and executive workforce of $2.4 million. This decrease was primarily driven by (i) a $2.0 million decrease in stock-based compensation expense, and (ii) attrition in our G&A workforce that resulted in a decrease of $0.6 million. These decreases in compensation and benefits were partially offset by an increase in executive bonuses of $0.2 million. The net decrease in compensation and benefits of $2.4 million was partially offset by an increase in investor relations expenses of $0.2 million.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In April 2018, we made a strategic shift to implement a restructuring plan that included discontinuance of our manufacturing activities at our former leased facilities in Colorado. This change in strategy was designed to reduce costs and enable us to focus on finding a partner for continued development of AB101 and developing RZ358 with external manufacturing organizations. As a result of this strategic shift, an impairment evaluation of our leasehold improvements was conducted with the determination that an impairment charge of $1.7 million was required for the fiscal year ended June 30, 2018. For the fiscal year ended June 30, 2019, we performed additional impairment evaluations as we prepared to sell excess laboratory and other equipment. As a result of these impairment evaluations, we recognized an additional impairment charge of $33,000 for the fiscal year ended June 30, 2019.

Loss on Sale of Property and Equipment

For the fiscal year ended June 30, 2019, we sold excess laboratory and other equipment from our former facility in Colorado for proceeds of $0.3 million, which resulted in recognition of a loss of $12,000. For the fiscal year ended June 30, 2018, we did not recognize any gains or losses from the sale of property and equipment.

Non-Operating Income (Expense)

Non-operating expense was $4.5 million for the fiscal year ended June 30, 2019 compared to non-operating expense of approximately $1.1 million for the fiscal year ended June 30, 2018, an increase of approximately $3.4 million. Presented below is a discussion of the components of our non-operating income and expenses for the fiscal years ended June 30, 2019 and 2018.

Interest expense.  Interest expense increased from approximately $0.7 million for the fiscal year ended June 30, 2018 to $5.0 million for the fiscal year ended June 30, 2019, an increase of $4.3 million. This increase was primarily attributable to the Fiscal 2018 Notes that were outstanding for approximately seven months during our fiscal year ended June 30, 2019, compared to less than four months on a weighted average basis for our fiscal year ended June 30, 2018. Interest expense attributable to the Fiscal 2018 Notes for the fiscal year ended June 30, 2019 included (i) recognition of a beneficial conversion feature of $2.2 million for the automatic conversion of the Fiscal 2018 Notes at a 20% discount to the terms of the Series AA Financing, (ii) accretion of discount of $2.0 million through the January 30, 2019 conversion date, and (iii) interest expense of $0.7 million at the default rate of 15.0%.

Interest expense attributable to the Fiscal 2018 Notes for the fiscal year ended June 30, 2018 consisted of interest at the stated rate which amount to $0.2 million and accretion of discount of $0.5 million.

Loss on extinguishment of debt. In April 2018, the Fiscal 2018 Notes that were originally entered into in January and February 2018 for an aggregate principal balance of $1.2 million were modified to mirror the terms of other Fiscal 2018 Notes issued in the original principal balance of $4.1 million in April 2018. Accordingly, we completed an analysis to determine if changes to the terms of the amended Fiscal 2018 Notes should be accounted for as a debt modification or as an extinguishment. Since the future cash flows of the instruments changed by an amount greater than 10%, debt extinguishment accounting was applied. Accordingly, we recognized a loss on the extinguishment of debt of approximately $0.6 million for the fiscal year ended June 30, 2018. For the fiscal year ended June 30, 2019, we did not incur any extinguishment losses.

Gain on change in fair value of embedded derivatives. One of the Fiscal 2018 Notes entered into the fiscal quarter ended March 31, 2018 contained an embedded derivative for an early prepayment provision. The initial measurement of fair value for this embedded derivative liability was $0.1 million. The fair value of this embedded derivative was $74,000 as of June 30, 2018, and the reduction in the liability resulted in a gain of $26,000 for the fiscal year ended June 30, 2019. This embedded derivative was eliminated upon conversion of the convertible promissory note on January 30, 2019, and the elimination of the liability resulted in the recognition of a gain of $74,000 for the fiscal year ended June 30, 2019.

Gain on lease termination.  On December 14, 2018, we entered into surrender agreements with our landlord, sub-landlord and sub-lessees to terminate all remaining lease and sub-lease obligations at our former facilities in Colorado. In connection with this transaction, we were relieved of our remaining obligations under the leases and relinquished our rights under the lease and sublease agreements whereby no cash was exchanged by the parties. Accordingly, we recognized a net gain of approximately $168,000. This gain resulted from the elimination of net deferred rent obligations of $200,000 and our sublease security deposit of $25,000 for a total of $225,000; partially offset by forfeiture of our security deposit for $57,000 to arrive at the net gain of $168,000. As of June 30, 2019, we do not have any remaining lease commitments for our former facilities in Colorado.

Rental income.  For the fiscal years ended June 30, 2019 and 2018, we recognized rental income under subleases for $153,000 and $136,000, respectively. As a result of the termination of our lease and subleases in Colorado in December 2018, we do not expect to recognize rental income in the future.

Interest and other income. For the fiscal years ended June 30, 2019 and 2018, we recognized interest and other income of $61,000 and $1,000, respectively. Interest and other income increased in 2019 primarily due to interest income earned on temporary cash investments.

Income Taxes. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted on December 22, 2017 and significantly revised U.S. tax law. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, limits the tax deduction for interest expense to 30% of adjusted earnings, limits the deduction for newly generated net operating losses to 80% of current year taxable income, eliminates net operating loss (“NOL”) carrybacks, provides for immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifies or repeals many business deductions and credits. As of June 30, 2018, we made reasonable estimates for each of these items and recognized a provisional decrease in our deferred tax assets of approximately $8.9 million, which was fully offset by a corresponding change in the valuation allowance for such deferred tax assets. As of June 30, 2019, our provisional adjustment is considered final. However, we are continuing to analyze the effects of the Tax Act on our financial statements and operations, whereby our current estimates may subsequently be revised based on evolving analyses and interpretation of the Tax Act and related accounting guidance.

As of June 30, 2019, we had NOL carryforwards of approximately $81 million for U.S. federal income tax purposes, of which approximately $41 million does not expire and $40 million will begin to expire in 2030. Under provisions of the Internal Revenue Code, substantial changes in ownership may result in limitations on the amount of NOL carryforwards that we can utilize in future years. Due to our recent financing activities, we experienced ownership changes that are expected to result in significant limitations to the future use of our NOL carryforwards. We are in the process of quantifying the extent of such limitations, which could result in our inability to utilize a significant portion of our net operating loss carryforwards that were generated prior to any change of control.

Liquidity and Capital Resources

As of June 30, 2019, we have approximately $11.6 million of cash and cash equivalents and working capital of approximately $3.8 million. We have incurred cumulative net losses of $126.9 million since our inception and as a clinical stage company we have not generated any revenue to date. Presented below is a discussion of recent developments that have a significant impact on our liquidity.

Series AA Financing and Conversion of Fiscal 2018 Notes

In January 2019, we closed an offering with H&G as part of a strategic investment in us for an aggregate of 2.5 million shares of Series AA Preferred Stock that resulted in gross proceeds of $25.0 million (including application of a $1.5 million Exclusivity Payment that we received in November 2018). Closing occurred on January 30, 2019 and resulted in our receipt of the remaining proceeds of $23.5 million. The shares of Series AA Preferred Stock owned by H&G were immediately convertible into an aggregate of approximately 113.6 million shares of our Common Stock. Due to the closing of the Series AA Financing for gross proceeds of $25.0 million, our Fiscal 2018 Notes, which consisted of an aggregate principal balance of $5.3 million plus accrued interest of $0.8 million through January 30, 2019, automatically converted to shares of Series AA Preferred Stock. The aggregate principal and accrued interest balance of $6.1 million was exchanged for 767,519 shares of Series AA Preferred Stock that were immediately convertible into an aggregate of 34.9 million shares of our Common Stock.

Upon issuance of the Series AA Preferred Stock, we did not have an adequate number of authorized shares of Common Stock available to accommodate conversion of all of the Series AA Preferred Stock and all outstanding stock options and warrants. At our annual meeting of stockholders on April 24, 2019, we obtained approval for an increase in our authorized number of shares of Common Stock from 200 million shares to 500 million shares. Accordingly, all shares of Series AA Preferred Stock held by H&G and the holders of the former Fiscal 2018 Notes converted to approximately 148.5 million shares of Common Stock effective April 24, 2019.

A condition to closing the Series AA Financing was the resignation of a majority of our former directors and the appointment two representatives from H&G as directors whereby H&G appointed two of the three current members of our board of directors. As of June 30, 2019, H&G owned an aggregate of approximately 54% of our Common Stock which resulted in a change of control.

July and August 2019 Financings

In connection with the Series AA offering completed with H&G in January 2019, we granted a call option to provide additional financing whereby H&G was entitled to elect to purchase up to $20.0 million of our Common Stock at a purchase price equal to the greater of (i) $0.29 per share or (ii) 75% of the volume weighted average closing price (“VWAP”) of the our Common Stock during the thirty consecutive trading days prior to the date of the notice. In June 2019, we entered into a financial advisory agreement to undertake a private placement of (i) the shares of Common Stock issuable under the call option issued to H&G for a total of $20.0 million, plus (ii) between approximately $20 million and $30 million of equity or equity equivalent securities to be issued to other investors. On July 23, 2019, we entered into a purchase agreement whereby H&G exercised their call option to purchase an aggregate of approximately 69.0 million shares of Common Stock for gross cash proceeds of $20.0 million. Since VWAP for the previous thirty consecutive trading days was $0.20 per share, H&G exercised the call option at a purchase price of $0.29 per share.

Pursuant to the financial advisory agreement entered into in June 2019, we issued approximately 14.0 million shares of Common Stock in July and August 2019 to other investors in a private placement. These shares were issued at a purchase price of $0.29 per share and resulted in gross proceeds of approximately $4.0 million. Total advisory fees related to H&G and other private placement issuances amounted to approximately $1.4 million, whereby net proceeds from all of the financings amounted to approximately $22.6 million.

Xoma License Agreement

In January 2019, we entered into an amendment of our License Agreement entered into in December 2017 with Xoma. This amendment eliminated the previous requirement that equity securities would be issued to Xoma upon the closing of a qualified financing. As a result of the amendment, we agreed to pay Xoma approximately $5.9 million in cash upon the closing of the Series AA Financing, which consisted of (i) a financing delay fee and other costs incurred through December 2018 of $0.4 million, and (ii) $5.5 million of additional consideration for the license. In February 2019, we satisfied this payment obligation to Xoma for $5.9 million. Additionally, we agreed to make five future cash payments to Xoma totaling $8.5 million.  This $8.5 million liability is payable for $1.5 million by September 30, 2019, $1.0 million by December 31, 2019, $2.0 million by March 31, 2020, $2.0 million by June 30, 2020, and $2.0 million by September 30, 2020.

Until the $8.5 million liability is fully paid, we are required to make “Early Payments” to Xoma equal to 15% of the net proceeds of any future financings; any such Early Payments are applied against the remaining unpaid liability in the reverse order of their future payment date.  The completion of the July and August 2019 financings discussed above resulted in the obligation to make Early Payments to Xoma of approximately $3.4 million. The Early Payments were paid in August 2019 and eliminated the requirement to make Future Cash Payments that would have otherwise been due on September 30, 2020 for $2.0 million and on June 30, 2020 for approximately $1.4 million.

ActiveSite License Agreement

In August 2017, we entered into a Development and License Agreement with ActiveSite Pharmaceuticals, Inc.  (“ActiveSite”) pursuant to which we acquired the rights to ActiveSite’s Plasma Kallikrein Inhibitor program (“PKI Program”).  We are planning to use the PKI Program to develop, file, manufacture, market and sell products for diabetic macular edema and other human therapeutic indications. The ActiveSite License Agreement requires various milestone payments ranging from $1.0 million to $10.0 million when milestone events occur, up to an aggregate of $36.0 million of aggregate milestone payments. The first milestone payment for $1.0 million would be due after completion of the preclinical work and submission of an IND application to the FDA for AB101, which we are attempting to complete during the first half of calendar year 2020. We will also be required to pay royalties equal to 2.0% of any sales of products that use the PKI Program, up to a maximum of $10.0 million in total royalty payments. Through June 30, 2019, no milestone payments and royalties have been incurred.

Planned Use of Proceeds

As a result of the equity financings completed in July and August 2019, we believe our existing cash balance of $11.6 million as of June 30, 2019, plus $22.6 million of additional net cash proceeds received in the July and August 2019 Financings are adequate to carry out planned activities at least through September 2020. Our contractual obligations and other planned spending for the period from July 2019 through September 2020 consist of (i) contractual licensing obligations of $8.5 million to Xoma, (ii) a commitment to pay $1.0 million assuming we achieve the first milestone under the ongoing Phase 1 study for AB101 pursuant to our agreement with ActiveSite, (iii) planned spending on clinical programs of approximately $11.0 million to initiate a Phase 2 program for RZ358 in the U.S. and/or Europe, completion of the necessary toxicology studies for RZ402 to enable the filing of an IND and initiation of clinical studies, and completion of an ongoing Phase 1 study for AB101, and (iv) net spending on compensation, benefits, rent, other research activities, and public company costs for auditing and professional fees for approximately $10.4 million. Included in our planned spending on clinical programs is $3.8 million that we are required to spend pursuant to restrictions set forth by an investor in our private placement in August 2019.

We expect to continue to pursue equity and/or debt financings to provided funding for planned activities for the fiscal year ending June 30, 2021 and beyond. To the extent that additional funding is obtained during the remainder of the fiscal year ending June 30, 2020, we plan to accelerate timing to complete clinical trials and other research and development activities which would result in increased spending. However, we have the flexibility to delay clinical programs to ensure that adequate capital resources are available.

Under a financial advisory agreement entered into in June 2019, we are continuing to pursue a private placement to raise up to an additional $26 million through the issuance of equity or equity equivalent securities. There are no assurances that we will be able to obtain any additional financing through this ongoing private placement or other sources, such as convertible debt or bank financings. Even if these other financing sources are available, they may not be pursued if the terms are not acceptable to us.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the years ended June 30, 2019 and 2018 (in thousands):

	2019	2018	Change
Net cash provided by (used in):
Operating activities	$(15,304)	$(14,113)	$(1,191)
Investing activities	231	1,732	(1,501)
Financing activities	25,000	9,540	15,460

Cash Flows Used in Operating Activities

For the fiscal year ended June 30, 2019 and 2018, cash flows used in operating activities amounted to $15.3 million and $14.1 million, respectively. The key components in the calculation of our cash used in operating activities are as follows:

	2019	2018	Change
Net loss	$(30,446)	$(29,862)	$(584)
Non-cash expenses	7,028	14,742	(7,714)
Non-cash gains	(242)	(26)	(216)
Changes in operating assets and liabilities, net	8,356	1,033	7,323

Total	$(15,304)	$(14,113)	$(1,191)

For the fiscal year ended June 30, 2019, our net loss was $30.4 million compared to $29.9 million for the fiscal year ended June 30, 2018. For further discussion about changes in our operating results for the fiscal year ended June 30, 2019 and 2018, please refer to Results of Operations above.

For the fiscal year ended June 30, 2019, non-cash expenses totaled $7.0 million and were primarily comprised of (i) stock-based compensation expense of $2.6 million, (ii) a beneficial conversion feature of $2.2 million related to the Fiscal 2018 Notes, and (iii) accretion of debt discounts and issuance costs related to the Fiscal 2018 Notes of $2.1 million. For the fiscal year ended June 30, 2018, non-cash expenses totaled $14.7 million, including stock-based compensation expense of $5.1 million; the fair value of Common Stock and warrants issued for license fees and consulting services totaling $5.1 million; impairment expense and losses on sale of property and equipment of $2.4 million due to our decision to discontinue operations in Colorado; a loss on debt extinguishment and accretion of debt discounts and issuance costs related to the Fiscal 2018 Notes totaling $1.1 million; and depreciation and amortization expense of $1.1 million.

Non-cash gains totaling $0.2 million for the fiscal year ended June 30, 2019 consisted of a $168,000 gain from the December 2018 termination of leases and subleases for our former Colorado facility, and a $74,000 gain on the change in fair value of embedded derivatives. For the fiscal year ended June 30, 2018, the only non-cash gain resulted from the change in fair value of embedded derivatives of $26,000.

For the fiscal year ended June 30, 2019, net changes in operating assets and liabilities improved operating cash flow by $8.4 million which was primarily due to (i) an $8.5 million increase in payables to Xoma under the amended License Agreement entered into in January 2019, (ii) accrued interest expense of $0.7 million on the Fiscal 2018 Notes that was settled for shares of Series AA Preferred Stock in January 2019. These favorable changes in operating assets and liabilities totaled $9.2 million and were partially offset by a decrease in accounts payable and accrued expenses of $0.5 million, primarily due to proceeds from the Series AA Financing that enabled us to pay certain past due obligations, and an increase in prepaid expenses and other assets of $0.3 million that was primarily due to prepayment of annual insurance premiums in April 2019.

For the fiscal year ended June 30, 2018, net changes in operating assets and liabilities improved operating cash flow by $1.0 million which was primarily due to an increase in accounts payable and accrued expenses of $0.7 million, and an increase in accrued interest on the Fiscal 2018 Notes of $0.2 million.

Cash Flows Provided by Investing Activities

Net cash provided by investing activities for the fiscal year ended June 30, 2019 amounted to $0.2 million which was primarily attributable to $0.3 million of proceeds from the sale of equipment that was no longer needed as a result of the termination of the leases for our former facilities in Colorado. This amount was partially offset by expenditures of approximately $47,000 for office furniture and equipment at our new corporate headquarters in California.

For the fiscal year ended June 30, 2018, cash provided by investing activities of $1.7 million was primarily attributable to proceeds of $1.6 million related to the sale of laboratory equipment and manufacturing assets that were no longer needed after we implemented a restructuring plan in April 2018. This restructuring plan resulted in discontinuance of our manufacturing activities at our former leased facilities in Colorado.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the fiscal year ended June 30, 2019 amounted to $25.0 million. In December 2018, H&G provided an exclusivity payment for $1.5 million in exchange for our agreement to cease any and all discussions and negotiations with all other third parties. On January 30, 2019, closing of the Series AA Financing occurred, which resulted in receipt of an additional $23.5 million of cash proceeds for total cash proceeds of $25.0 million for the fiscal year ended June 30, 2019.

Our net cash provided by financing activities for the fiscal year ended June 30, 2018 resulted from (i) a private placement of 4.5 million shares of our Common Stock to accredited investors at an offering price of $1.00 per share for proceeds of $4.5 million, and (ii) proceeds of $5.3 million from the issuance of Fiscal 2018 Notes, of which $1.0 million was issued to a former member of our Board of Directors. For the fiscal year ended June 30, 2018, we used cash in our financing activities of $0.1 million for placement agent commissions related to the private placement and $0.2 million for the payment of debt issuance costs related to the Fiscal 2018 Notes.

Off-Balance Sheet Arrangements

During the fiscal years ended June 30, 2019 and 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations on an undiscounted basis as of June 30, 2019, and the period in which each contractual obligation is due:

	Fiscal Years Ending June 30:
	2020		2021		2022	Total
Operating lease obligations	$275		$272		$170	$717
Payables to Xoma under license agreement	6,500	(1)	2,000	(1)	-	8,500
Convertible note payable	10		-		-	10
Employment agreements	2,524	(2)	-		-	2,524

Total	$9,309		$2,272		$170	$11,751

(1)	Due to financing activities completed in July and August 2019 discussed above under the caption “Xoma License Agreement”, we became obligated to make Early Payments to Xoma of approximately $3.4 million. The Early Payments were paid in August 2019 and eliminated the requirement to make Future Cash Payments that would have otherwise been due on September 30, 2020 for $2.0 million and on June 30, 2020 for approximately $1.4 million.
(2)	Represents severance benefits payable under employment agreements with two executive officers if we had voluntarily elected to terminate their employment as of June 30, 2019.

Obligations that are contingent upon future events have been excluded, such as milestone payments up to $36.0 million under our ActiveSite License Agreement discussed above.

Recently Issued Accounting Pronouncements

See Note 1 to our consolidated financial statements included in Item 8 of this Annual Report regarding the impact of certain accounting pronouncements on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Rezolute, Inc.

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of Rezolute, Inc. (the “Company”) as of June 30, 2019, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended June 30, 2019, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2019, and the results of its operations and its cash flows for the year ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditors since 2013.

Denver, Colorado

September 9, 2019

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Rezolute, Inc.

Redwood City, California

OPINION ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of Rezolute, Inc. (the “Company”) as of June 30, 2018, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the year ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

/s/ EKS&H LLLP

October 15, 2018

Denver, Colorado

REZOLUTE, INC.

Consolidated Balance Sheets

June 30, 2019 and 2018

(In Thousands, Except Per Share Amounts)

	2019	2018
Assets

Current assets:
Cash and cash equivalents	$11,573	$1,646
Prepaid expenses and other	571	362
Total current assets	12,144	2,008

Non-current assets:
Property and equipment, net	44	368
Intangible assets, net	29	37
Lease deposits and other	35	90
Total assets	$12,252	$2,503

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,051	$1,854
Accrued compensation and benefits	790	771
Current portion of license fees payable to Xoma	6,500	-
Convertible notes payable, net	10	3,435
Deferred lease liability	28	114
Embedded derivative liability	-	74
Total current liabilities	8,379	6,248

Non-current liabilities:
License fees payable to Xoma, net of current portion	2,000	-
Other	121	216
Total liabilities	10,500	6,464

Commitments and contingencies (Notes 4, 9 and 13)

Stockholders' equity (deficit):
Preferred Stock, $0.001 par value; 20,000 shares authorized, no shares issued	-	-
Common Stock, $0.001 par value, 500,000 shares authorized; 210,390 and 62,166
shares issued and outstanding as of June 30, 2019 and 2018, respectively	210	62
Additional paid-in capital	128,445	90,161
Accumulated deficit	(126,903)	(94,184)
Total stockholders' equity (deficit)	1,752	(3,961)
Total liabilities and stockholders' equity (deficit)	$12,252	$2,503

The accompanying notes are an integral part of these consolidated financial statements.

REZOLUTE, INC.

Consolidated Statements of Operations

For the Years Ended June 30, 2019 and 2018

(In Thousands, Except Per Share Amounts)

	2019	2018
Operating expenses:
Research and development:
Compensation and benefits	$2,578	$5,604
Licensing costs	14,026	6,273
Material manufacturing costs	1,232	1,162
Consultants and outside services	674	651
Facilities and other	534	1,962
Clinical trial costs	35	1,628
Total research and development	19,079	17,280

General and administrative:
Compensation and benefits	4,286	6,684
Facilities and other	1,193	1,337
Professional fees	841	762
Investor relations	500	317
Total general and administrative	6,820	9,100
Impairment of long-lived assets	33	1,691
Loss on sale of property and equipment	12	663

Total operating expenses	25,944	28,734

Operating loss	(25,944)	(28,734)

Non-operating income (expense):
Interest expense	(4,958)	(689)
Loss on extinguishment of debt	-	(602)
Gain on change in fair value of embedded derivatives	74	26
Gain on lease termination	168	-
Rental income	153	136
Interest and other income	61	1

Total non-operating income (expense)	(4,502)	(1,128)

Net loss	$(30,446)	$(29,862)

Net loss attributable to common stockholders	$(32,719)	$(29,862)

Net loss per common share - basic and diluted	$(0.37)	$(0.54)

Weighted average number of common shares outstanding - basic and diluted	88,872	55,655

The accompanying notes are an integral part of these consolidated financial statements.

REZOLUTE, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended June 30, 2019 and 2018

(In Thousands)

	Series AA				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances, June 30, 2017	-	$-	49,229	$49	$72,801	$(64,322)	$8,528

Stock-based compensation	-	-	-	-	5,095	-	5,095
Fair value of warrants:
Issued to consultants for services	-	-	-	-	550	-	550
Issued for debt discount	-	-	-	-	2,718	-	2,718
Issuance of Common Stock:
In private placement, net of costs of $60	-	-	4,500	5	4,435	-	4,440
For license rights to Xoma, Inc.	-	-	8,093	8	4,562	-	4,570
For commitment fee in private placement	-	-	344	-	-	-	-
Net loss	-	-	-	-	-	(29,862)	(29,862)

Balances, June 30, 2018	-	-	62,166	62	90,161	(94,184)	(3,961)

Stock-based compensation	-	-	-	-	2,636	-	2,636
Fair value of warrants:
Issued to consultants for services	-	-	-	-	12	-	12
Modification for debt discount to former member of Board of Directors	-	-	-	-	138	-	138
Shareholder surrender of shares for no consideration	-	-	(300)	-	-	-	-
Beneficial conversion feature related to:
Fiscal 2018 Notes	-	-	-	-	2,233	-	2,233
Series AA Preferred Stock	-	-	-	-	2,273	(2,273)	-
Issuance of Series AA Preferred Stock for:
Cash, including Exclusivity Payment	2,500	25,000	-	-	-	-	25,000
Principal under Fiscal 2018 Notes	668	5,340	-	-	-	-	5,340
Accrued interest under Fiscal 2018 Notes	100	800	-	-	-	-	800
Conversion of Series AA Preferred Stock to Common Stock	(3,268)	(31,140)	148,524	148	30,992	-	-
Net loss	-	-	-	-	-	(30,446)	(30,446)

Balances, June 30, 2019	-	$-	210,390	$210	$128,445	$(126,903)	$1,752

The accompanying notes are an integral part of these consolidated financial statements.

REZOLUTE, INC.

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2019 and 2018

(In Thousands)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,446)	$(29,862)
Stock-based compensation expense	2,636	5,095
Beneficial conversion feature attributable to Fiscal 2018 Notes	2,233	-
Accretion of debt discount and issuance costs	2,053	505
Loss on extinguishment of debt	-	602
Issuance of common stock for license fees payable to Xoma	-	4,570
Depreciation and amortization expense	49	1,066
Impairment of long-lived assets	33	1,691
Loss on sale of property and equipment	12	663
Fair value of warrants issued for services	12	550
Gain on lease termination	(168)	-
Derivative gains	(74)	(26)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	(251)	135
Increase (decrease) in accounts payable and accrued liabilities	(548)	719
Increase in license fees payable to Xoma	8,500	-
Increase in interest payable	655	179
Net Cash Used In Operating Activities	(15,304)	(14,113)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	278	1,550
Refund of deposit	-	188
Purchase of property and equipment	(47)	(6)
Net Cash Provided By Investing Activities	231	1,732

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from New Investors in Series AA Financing:
Exclusivity Payment	1,500	-
Closing payment	23,500	-
Proceeds from issuance of Common Stock	-	4,500
Payment of offering costs	-	(60)
Payment of debt issuance costs	-	(240)
Proceeds from convertible notes payable	-	5,340
Net Cash Provided by Financing Activities	25,000	9,540

Net increase (decrease) in cash and cash equivalents	9,927	(2,841)
Cash and cash equivalents at beginning of fiscal year	1,646	4,487
Cash and cash equivalents at end of fiscal year	$11,573	$1,646

The accompanying notes are an integral part of these consolidated financial statements.

REZOLUTE, INC.

Consolidated Statements of Cash Flows, Continued

For the Years Ended June 30, 2019 and 2018

(In Thousands)

	2019	2018
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Series AA Preferred Stock for conversion of:
Principal balance of Fiscal 2018 Notes	$5,340	$-
Accrued interest under Fiscal 2018 Notes	800	-
Exclusivity Payment liability	1,500	-
Conversion of Series AA Preferred Stock to Common Stock	31,140	-
Fair value of warrant modification issued for debt discount	138	2,718
Fair value of embedded derivative for debt discount	-	100

The accompanying notes are an integral part of these consolidated financial statements.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Rezolute, Inc. (the “Company”) is a clinical stage biopharmaceutical company incorporated in Delaware in 2010. The Company has one wholly owned subsidiary, AntriaBio Delaware, Inc. (“Antria Delaware”).

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and Antria Delaware. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain amounts in the previously issued comparative financial statements for fiscal 2018 have been reclassified to conform to the current fiscal 2019 financial statement presentation. These reclassifications had no effect on the previously reported net loss, working capital, cash flows and stockholders’ equity (deficit).

Comprehensive income (loss) is defined as net income (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under GAAP are reported as separate components of stockholders’ equity (deficit) instead of net income (loss). For the fiscal years ended June 30, 2019 and 2018, the only component of comprehensive loss was the Company’s net loss.

The Company’s Chief Executive Officer also serves as the Company’s chief operating decision maker (the “CODM”) for purposes of allocating resources and assessing performance based on financial information of the Company. Since its inception, the Company has determined that its activities as a clinical stage biopharmaceutical company are classified as a single reportable operating segment.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, estimated useful lives and impairment of fixed assets and intangible assets, fair value of share-based payments and warrants, fair value of derivative instruments, management’s assessment of going concern, estimates of the probability and potential magnitude of contingent liabilities, and the valuation allowance for deferred tax assets due to continuing and expected future operating losses. Actual results could differ from those estimates.

Risks and Uncertainties

The Company's operations may be subject to significant risk and uncertainties including financial, operational, regulatory and other risks associated with a clinical stage company, including the potential risk of business failure as discussed further in Note 2.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less that are freely available for the Company’s immediate and general business use are classified as cash and cash equivalents. Cash and cash equivalents consist primarily of demand deposits with financial institutions.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Furniture and fixtures	5 - 7 years
Leasehold improvements	5 - 7 years
Laboratory equipment	3 - 15 years

Leasehold improvements are amortized over the remaining lease term or the estimated useful life of the asset, whichever is shorter. Depreciation commences when assets are initially placed into service for their intended use. Maintenance and repairs are expensed as incurred.

Intangible Assets

Intangible assets consist of patents and are recorded at the estimated acquisition date fair value. Such costs are being amortized over 11 years which is the life of the patents at the time they were acquired. Amortization expense related to intangible assets amounted to approximately $7,000 for each of the fiscal years ended June 30, 2019 and 2018. Future amortization expense is expected to be approximately $7,000 for each of the next five fiscal years.

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists for property and equipment and identifiable intangible assets if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. An impairment charge is recognized for the amount by which the carrying amount of the asset, or asset group, exceeds its fair value.

Debt Discounts and Issuance Costs

Debt discounts and issuance costs (“DDIC”) incurred to obtain new debt financing or modify existing debt financing consist of incremental direct costs incurred for professional fees and due diligence services. If convertible notes are issued in conjunction with warrants, the Company allocates the proceeds to each component using a relative fair value. DDIC are presented in the accompanying consolidated balance sheets as a reduction in the carrying value of the debt and are accreted to interest expense using the effective interest method.

When debt arrangements are amended, the revised terms are evaluated to determine if the amendment should be accounted for as a troubled debt restructuring, a modification or an extinguishment. If the Company determines that the lender has provided a concession and the Company is experiencing financial difficulties, treatment as a troubled debt restructuring would be required where a gain would generally be recognized. If the Company concludes that accounting as a modification is required, then any costs incurred on behalf of the lenders are accounted for as additional DDIC. If the Company concludes that accounting as an extinguishment is required, an extinguishment charge is measured on the date of the amendment based on the amount by which the fair value of the new debt instrument exceeds the net carrying value of the original debt instrument.

Beneficial Conversion Features

A beneficial conversion feature (“BCF”) is a non-detachable conversion feature that is “in the money” at the commitment date, which requires recognition of interest expense for underlying debt instruments and a deemed dividend for underlying equity instruments. A conversion option is in the money if the effective conversion price is lower than the commitment date fair value of a share into which it is convertible. A contingent BCF feature is measured using the commitment date security price but is not recognized in earnings until the contingency is resolved.

Research and Development Costs

Research and development costs are expensed as incurred. Intangible assets for in-licensing costs incurred under license agreements with third parties are charged to expense, unless the licensing rights have separate economic value in alternative future research and development projects or otherwise.

Stock-Based Compensation

The Company measures the fair value of employee and director services received in exchange for all equity awards granted, including stock options, based on the fair market value of the award as of the grant date. The Company computes the fair value of stock options using the Black-Scholes-Merton (“BSM”) option pricing model and recognizes the cost of the equity awards over the period that services are provided to earn the award, usually the vesting period. For awards granted which contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized as an expense on a straight-line basis over the requisite service period as if the award was, in substance, a single award. The Company recognizes the impact of forfeitures in the period that the forfeiture occurs, rather than estimating the number of awards that are not expected to vest in accounting for stock-based compensation.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Options and Warrants for Non-Employee Services

The Company accounts for stock options and warrants granted to non-employees by determining the fair value of the equity instrument issued on the commitment date, with expense recognized over the service period. Prior to the establishment of the commitment date, the Company continues to remeasure the fair value of the award, resulting in the recognition of subsequent gains and losses until the commitment date is achieved. The Company estimates fair value of non-employee awards using the BSM option pricing model.

Derivatives

When the Company enters into a financial instrument such as a debt or equity agreement (the “host contract”), the Company assesses whether the economic characteristics of any embedded features are clearly and closely related to the primary economic characteristics of the remainder of the host contract. When it is determined that (i) an embedded feature possesses economic characteristics that are not clearly and closely related to the primary economic characteristics of the host contract, and (ii) a separate, stand-alone instrument with the same terms would meet the definition of a financial derivative instrument and cannot be classified in stockholders’ equity, then the embedded feature is bifurcated from the host contract and accounted for as a derivative instrument. The estimated fair value of the derivative feature is recorded separately from the carrying value of the host contract, with subsequent changes in the estimated fair value recorded as a non-operating gain or loss in the Company’s consolidated statements of operations.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered or settled. Realization of deferred income tax assets is dependent upon future taxable income. A valuation allowance is recognized if it is more likely than not that some portion or all of a deferred income tax asset will not be realized based on the weight of available evidence, including expected future earnings.

The Company recognizes an uncertain tax position in its financial statements when it concludes that a tax position is more likely than not to be sustained upon examination based solely on its technical merits. Only after a tax position passes the first step of recognition will measurement be required. Under the measurement step, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon effective settlement. This is determined on a cumulative probability basis. The full impact of any change in recognition or measurement is reflected in the period in which such change occurs. Interest and penalties related to income taxes are recognized in the provision for income taxes.

Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding for each period presented. Net loss applicable to common stockholders is further adjusted to deduct BCFs that arise from deemed dividends as discussed above. Diluted net loss per common share is computed by giving effect to all potential shares of Common Stock, including stock options, convertible debt, Series AA Preferred Stock and warrants, to the extent dilutive.

Recent Accounting Pronouncements

Recently Adopted Standards. The following accounting standards were adopted during the fiscal year ended June 30, 2019:

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment, aimed at simplifying the accounting for share-based transactions. The standard included modifications to the accounting for income taxes upon vesting or settlement of equity awards, employer tax withholding on share-based compensation and financial statement presentation of excess tax benefits. The Company decided to recognize forfeitures in the period that the forfeiture occurs rather than estimating the number of awards that are not expected to vest in accounting for stock-based compensation. ASU 2016-09 was effective for the Company on July 1, 2018 and the adoption did not have a material impact on the Company’s consolidated financial statements.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

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

In May 2017, the FASB issued ASU 2017-9, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU includes guidance on what changes to share-based payment awards would require modification accounting. The Company adopted this ASU on July 1, 2018. The adoption of the new provisions did not have a material impact on the Company’s financial condition or results of operations.

Standards Required to be Adopted in Future Years. The following accounting standards are not yet effective; management has not completed its evaluation to determine the impact that adoption of these standards will have on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the guidance on the impairment of financial instruments.  This update adds an impairment model (known as the current expected credit losses model) that is based on expected losses rather than incurred losses.  Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses.  In November 2018, ASU 2016-13 was amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. ASU 2018-19 changes the effective date of the credit loss standards (ASU 2016-13) to fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Further, the ASU clarifies that operating lease receivables are not within the scope of ASC 326-20 and should instead be accounted for under the new leasing standard, ASC 842.   The Company has not yet determined the effect that ASU 2018-19 will have on its results operations, balance sheets or financial statement disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires the Company to recognize lease assets and lease liabilities on the balance sheet and also disclose key information about leasing arrangements. Early adoption is permitted, and the new standard was required to be adopted retrospectively to each prior reporting period presented upon initial adoption. However, in July 2018 the FASB issued ASU No. 2018-11 Targeted Improvements, which provides lessees the option to apply the new leasing standard to all open leases as of the adoption date by recognizing a cumulative-effect adjustment to accumulated deficit in the period of adoption without restating prior periods. The Company expects the primary impact of adopting this standard will result in the recognition of right-of-use assets and right-of-use liabilities for the discounted present value of the lease commitments summarized in Note 9. The Company intends to utilize the transition approach set forth in ASU No. 2018-11 upon adoption of ASU No. 2016-02 which is required on July 1, 2019. The expected impact of adoption to be reflected in the Company’s consolidated financial statements for the fiscal quarter ending September 30, 2019, is as follows (in thousands):

Right-of-use assets recorded under new standard	$605
Right-of-use liabilities recorded under new standard:
Current	$227
Long-term	406
Total	633
Eliminate deferred rent liability under current accounting standard	(28)
Net increase in liabilities due to adoption of new standard	$605

In June 2018, the FASB issued ASU 2018-07, "Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of ASC 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The new guidance is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the effects of the adoption of this guidance and currently expects to adopt this guidance for the fiscal year ending June 30, 2020.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Note 2 — Liquidity

The Company is in the clinical stage and has not yet generated any revenues. As reflected in the accompanying consolidated financial statements, for the fiscal year ended June 30, 2019 the Company incurred a net loss of $30.4 million and net cash used in operating activities amounted to $15.3 million. As of June 30, 2019, the Company had an accumulated deficit of $126.9 million. As of June 30, 2019, the Company had cash and cash equivalents of $11.6 million and total liabilities of $10.5 million.

As discussed in Note 6, in January 2019 the Company closed an equity offering with two new investors (the “New Investors”) that resulted in cash proceeds of $25.0 million and the conversion to equity of the Fiscal 2018 Notes with an aggregate principal balance of $5.3 million plus accrued interest of $0.8 million. As discussed in Note 13, in July and August 2019 the Company received aggregate net proceeds of approximately $22.6 million from the issuance of approximately 82.9 million shares of Common Stock to the New Investors and other investors in a private placement.

As a result of the equity financings completed during 2019, management believes the Company’s existing cash balance of $11.6 million plus $22.6 million of additional net cash proceeds received in July and August 2019 is adequate to carry out planned activities at least through September 2020. The Company’s contractual obligations and other planned spending through September 2020 consist of (i) licensing obligations to Xoma Corporation of $8.5 million as discussed in Note 4, (ii) research and development spending on RZ358, AB101 and other clinical programs for $11.0 million, and (iii) approximately $10.4 million for spending on compensation, benefits, rent, other research costs, and public company costs for auditing and professional fees. The Company expects to continue to pursue equity and/or debt financings to provide funding for planned activities for the fiscal year ending June 30, 2021 and beyond. To the extent that additional funding is obtained during the remainder of the fiscal year ending June 30, 2020, the Company plans to accelerate timing to complete clinical trials and other research and development activities which would result in increased spending. However, the Company has the flexibility to delay clinical programs to ensure that adequate capital resources are available.

There are no assurances that the Company will be able to obtain additional financing through other sources, such as equity offerings and bank financings in the future. Even if these other financing sources are available, they may be on terms that are not acceptable to management and the Company’s stockholders.

Note 3 — Property and Equipment

Summary

The following is a summary of property and equipment as of June 30, 2019 and 2018 (in thousands):

	2019	2018
Furniture and fixtures	$47	$118
Leasehold improvements	-	29
Laboratory equipment	-	739
Total property and equipment	47	886
Less accumulated depreciation and amortization	(3)	(518)
Net property and equipment	$44	$368

Depreciation and amortization expense related to property and equipment amounted to approximately $41,000 and $1.1 million for the fiscal years ended June 30, 2019 and 2018, respectively.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Restructuring

In April 2018, the Company implemented a restructuring plan to discontinue manufacturing activities and attempt to sublease facilities in Louisville, Colorado. This decision triggered an evaluation for impairment of the Company’s long-lived assets, including leasehold improvements at the facilities in Colorado. Upon completion of this impairment analysis, the Company concluded that leasehold improvements with a net book value of $1.7 million were impaired. Accordingly, the Company recorded an impairment charge for $1.7 million for the fiscal year ended June 30, 2018.

The restructuring plan included a reduction in the Company’s workforce by 30 employees that resulted in severance payments of approximately $0.6 million to the affected employees. These severance payments were primarily related to employees engaged in research and development activities and are included in compensation and benefits in the accompanying consolidated statement of operations for the fiscal year ended June 30, 2018.

On June 22, 2018, the Company completed a sale of certain laboratory equipment and other manufacturing assets for proceeds of approximately $1.6 million. This transaction resulted in a loss on sale of property and equipment of $0.7 million in the accompanying consolidated statement of operations for the fiscal year ended June 30, 2018.

In December 2018, the Company vacated its leased office and laboratory space in Colorado, resulting in an impairment charge of approximately $33,000 related to leasehold improvements, laboratory equipment, furniture and fixtures. For the fiscal year ended June 30, 2019, the Company completed sales of furniture, fixtures, and laboratory equipment for proceeds of approximately $0.3 million. These transactions resulted in the Company recording a loss on sale of property and equipment of approximately $12,000 in the accompanying consolidated statement of operations for the fiscal year ended June 30, 2019. As discussed further in Note 9, the Company also recognized a gain of approximately $0.2 million from the termination of the Colorado leases and subleases.

Note 4 —License Agreements

Xoma License Agreement

On December 6, 2017, the Company entered into a license agreement (“License Agreement”) with XOMA Corporation (“Xoma”), through its wholly-owned subsidiary, XOMA (US) LLC, pursuant to which Xoma granted an exclusive global license to the Company to develop and commercialize Xoma 358 (formerly X358, now RZ358) for all indications. Xoma and the Company concurrently entered into a Common Stock purchase agreement (together with the License Agreement, the “Transaction Documents”) pursuant to which the Company would issue equity securities to Xoma in connection with certain financing milestones.  On March 30, 2018, Xoma and the Company amended the Transaction Documents to add terms specifying the financial responsibility for certain tasks related to the technology transfer and to adjust the number of shares issuable to Xoma under the purchase agreement.

On March 30, 2018, the Company amended the Transaction Documents whereby the License Agreement was amended to add terms specifying the financial responsibility for certain tasks related to the technology transfer, and the purchase agreement was amended to (i) adjust the total shares of Common Stock issuable at the initial closing from $5.0 million in value to 7.0 million shares; (ii) increase the shares of Common Stock due upon a qualified financing from $7.0 million in value to $8.5 million in value; and (iii) increase the shares issuable in 2019 from $7.0 million in value to $8.5 million in value. In April 2018, the issuance of Fiscal 2018 Notes discussed in Note 5 triggered to obligation to issue 8.1 million shares of Common Stock to Xoma. This issuance satisfied the obligations discussed above to issue 7.0 million shares and a portion of the qualified financing shares up to $8.5 million in value.

On January 7, 2019, the parties further amended the Transaction Documents.  The License Agreement was amended to eliminate the requirement that equity securities be issued to Xoma upon the future closing of certain qualified and to replace it with a requirement for the Company to make five cash payments to Xoma totaling $8.5 million on or before specified staggered future dates (the “Future Cash Payments”).  The Future Cash Payments are due for $1.5 million by September 30, 2019, $1.0 million by December 31, 2019, $2.0 million by March 31, 2020, $2.0 million by June 30, 2020, and $2.0 million by September 30, 2020. As a result of this amendment to the License Agreement, the Company recognized a liability for the entire $8.5 million of Future Cash Payments that are required. Of this amount, $6.5 million is classified as a current liability and $2.0 million is classified as a long-term liability in the accompanying consolidated balance sheet as of June 30, 2019.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

If a future qualified financing occurs before the Future Cash Payments are fully paid, the Company is required to pay Xoma 15% of the net proceeds of such future qualified financing (“Early Payments”) to be credited against the remaining unpaid Future Cash Payments in the reverse order of their future payment date.  Obligations to make the Future Cash Payments following a qualified financing and the obligations to make Early Payments shall end when the Future Cash Payments are fully paid for the total of $8.5 million.  As discussed in Note 13, the Company completed equity financings for net proceeds of approximately $22.6 million in July and August 2019, which resulted in the obligation to make Early Payments of approximately $3.4 million. The Early Payments were paid in August 2019 and eliminated the Future Cash Payments that would have otherwise been due on September 30, 2020 for $2.0 million and on June 30, 2020 for approximately $1.4 million.

In addition to the Future Cash Payments, Xoma was paid approximately $5.9 million in cash upon the closing of the Series AA Financing discussed in Note 6, which consisted of $5.5 million of consideration for the license, $50,000 for a delay fee, and payment of accrued liabilities of approximately $0.4 million. The Company recognized an expense of $5.5 million upon payment of the license fee and the delay fee for the fiscal year ended June 30, 2019. The Company satisfied the aggregate payment of $5.9 million in February 2019 from a portion of the net proceeds from the Series AA Financing.

The amendment to the License Agreement also revised the amount the Company is required to expend on development of RZ358 and related licensed products and revised provisions with respect to the Company’s diligence efforts in conducting clinical studies. Finally, the amendment to the License Agreement eliminated Xoma’s previous right to appoint a member to the Company’s board of directors.

As of June 30, 2019, Xoma owns approximately 8.1 million shares of the Company’s Common Stock. The License Agreement provides Xoma with the right and option to require the Company to use its best efforts to facilitate orderly sales of the shares to a third party or purchase the shares (the “Put Option”). Under the amended License Agreement, the Put Option becomes effective if the Company fails to list its shares of Common Stock on the Nasdaq Stock Market or a similar national exchange prior to December 31, 2019. Xoma may exercise the Put option for up to a total of 2.5 million shares of Common Stock for the fiscal year ending December 31, 2020, and up to an additional 2.5 million shares thereafter. If the Put Option becomes exercisable, the Company may be required to pay a price per share equal to the average of the closing bid and asked prices of the Common Stock on the date the Put Option is exercised.

ActiveSite License Agreement

On August 4, 2017, the Company entered into a Development and License Agreement with ActiveSite Pharmaceuticals, Inc.  (“ActiveSite”) pursuant to which the Company acquired the rights to ActiveSite’s Plasma Kallikrein Inhibitor program (“PKI Program”).  The Company desires to use the PKI Program to develop, file, manufacture, market and sell products for diabetic macular edema and other human therapeutic indications. The Company was required to make an upfront payment of $750,000, which was charged to research and development license costs for the fiscal year ended June 30, 2018. The ActiveSite License Agreement also requires various milestone payments ranging from $1.0 million to $10.0 million when milestone events occur up to an aggregate of $36.0 million of aggregate milestone payments. The first milestone payment for $1.0 million is due after completion of the preclinical work and submission of an IND application to the FDA. The Company is also required to pay royalties equal to 2.0% of any sales of products that use the PKI Program, up to a maximum of $10.0 million in total royalty payments. Through June 30, 2019, no milestone payments and royalties have been incurred.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Note 5 — Convertible Notes Payable

Convertible notes payable are as follows as of June 30, 2019 and 2018 (in thousands):

	Original	Interest Rate
	Funding Date	Stated	Default		2019	2018
Fiscal 2018 Notes:
Former member of board of directors	January 2018	12.0%	15.0	%(1)	$-	$500	(2)(3)
Former member of board of directors	February 2018	15.0%	15.0%		-	500	(2)(3)(4)
Other investors	February 2018	12.0%	15.0	%(1)	-	200	(2)(3)
Other investors	April 2018	12.0%	15.0	%(1)	-	4,140	(2)
Less unaccreted discount and issuance costs					-	(1,915	)(5)
Net carrying value					-	3,425

Note payable, due on demand (6)	May 2010	8.0%	8.0%		10	10

Total					$10	$3,435

(1)	Beginning on July 1, 2018, the interest rate increased from the stated rate of 12.0% to the default rate of 15.0% due to the Company’s failure to make quarterly interest payments.

(2)	As amended in April 2018, all of the Fiscal 2018 Notes provided that the unpaid principal and accrued interest automatically convert to the class of securities issued in an equity financing for at least $15 million at a 20% discount to the terms set forth in such financing. This feature that enabled conversion at a 20% discount was a contingent BCF that was not calculated and recorded until the financing that triggered conversion was completed. Since the closing of the Series AA Financing resulted in the conversion of the Fiscal 2018 Notes, the contingent BCF was measured and recognized on January 30, 2019 as discussed below under the caption “Beneficial Conversion Feature”.

(3)	In April 2018, these notes and related warrants were amended to mirror the terms of the Fiscal 2018 Notes issued in April 2018. Accordingly, the Company completed an analysis to determine if changes to the terms of these notes should be accounted for as a troubled debt restructuring, a debt modification or as an extinguishment. Since the future cash flows of the instruments changed by an amount greater than 10%, debt extinguishment accounting was applied. Accordingly, the Company recognized a loss on the extinguishment of debt of approximately $0.6 million.

(4)	This convertible promissory note contained an embedded derivative for the acceleration of the maturity date if the note was paid prior to maturity, whereby a $25,000 penalty plus all unpaid interest to be accrued through the maturity date was due. The initial measurement of fair value for this embedded derivative liability was $100,000, which was reflected as DDIC. The fair value of this embedded derivative was $74,000 as of June 30, 2018, which resulted in a gain of $26,000 for the fiscal year ended June 30, 2019. This embedded derivative was eliminated upon conversion of the convertible promissory note on January 30, 2019, which resulted in the recognition of a gain of $74,000 for the fiscal year ended June 30, 2019.

(5)	As discussed below under the caption “Debt Discount and Issuance Costs”, the Company incurred DDIC of $3.2 million related to the issuance of the Fiscal 2018 Notes, of which the unaccreted balance was $1.9 million as of June 30, 2018.

(6)	This convertible note payable was executed in May 2010 whereby the principal and accrued interest are convertible to Common Stock at a price of $1.02 per share. To date, the holder has not exercised its conversion rights or requested payment.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Debt Discount and Issuance Costs

The components of DDIC for the fiscal years ended June 30, 2019 and 2018, are as follows (in thousands, except per share amounts):

	Warrant Terms
	Number	Exercise	Fair
Components of DDIC	of Shares	Price	Value
Fair value of warrants issued in fiscal 2018:
Fiscal 2018 Note holders	12,185	$0.52	$1,899
Placement Agent	289	$0.52	217
Modification of warrant in January 2019	707	0.18	138
Initial fair value of embedded derivative in February 2018			100
Incremental and direct costs of placement in fiscal 2018			204
Total DDIC related to Fiscal 2018 Notes			$2,558

DDIC is accreted to interest expense using the effective interest method. Accretion expense for the fiscal years ended June 30, 2019 and 2018 amounted to $2.1 million and $0.5 million, respectively.

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

The fair value of the Company’s Common Stock was $0.24 per share on the conversion date for the Fiscal 2018 Notes compared to the effective conversion price of $0.176 per share (due to the 20% discount to the Series AA Financing terms which provide for a conversion price of $0.22 per share). Accordingly, the Company recognized a BCF of approximately $2.2 million as additional interest expense related to the Fiscal 2018 Notes for the fiscal year ended June 30, 2019.

Automatic Conversion of Fiscal 2018 Notes

The Series AA Financing met the definition of a qualified financing whereby all of the Fiscal 2018 Notes automatically converted for an aggregate principal balance of approximately $5.3 million plus accrued interest of approximately $0.8 million as of January 30, 2019, into an aggregate of 767,519 shares of Series AA Preferred Stock. Pursuant to the terms of the Fiscal 2018 Notes, the conversion price was $8.00 per share of Series AA Preferred Stock, which was a 20% discount to the terms set forth in the Series AA Financing. The conversion of the Fiscal 2018 Notes at a 20% discount resulted in a BCF of approximately $2.2 million as discussed above. As of January 30, 2019, the aggregate principal and accrued interest of approximately $6.1 million converted to Series AA Preferred Stock, as follows (in thousands):

		Accrued	Converted to	Ending
Date of Borrowing	Principal	Interest	Series AA	Balance
January 2018	$500	$95	$(595)	$-
February 2018	700	102	(802)	-
April 2018	4,140	603	(4,743)	-
Total	$5,340	$800	$(6,140)	$-

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Interest Expense

Presented below is a summary of the components of interest expense related to Convertible Notes Payable for the fiscal years ended June 30, 2019 and 2018 (in thousands):

	2019	2018
Interest expense at contractual rate	$672	$184
Accretion of discount	2,053	505
Beneficial conversion feature for Fiscal 2018 Notes	2,233	-
Total interest expense	$4,958	$689

Note 6 — Stockholders’ Equity (Deficit)

Changes in Authorized Capital Stock

The Company held its annual meeting of stockholders on April 24, 2019, whereby the Company’s stockholders approved an amendment to the Certificate of Incorporation to (i) increase the authorized number of shares of Common Stock from 200 million shares to 500 million shares, and (ii) a recission of the previous designation of 15.0 million shares of the Series A Preferred Stock. As a result of this action, the Company has authority to designate and issue up to 20.0 million shares of Preferred Stock as of June 30, 2019.

Series AA Preferred Stock Financing

In December 2018, two New Investors expressed interest in investing in the Company and affirmed their intent to enter into exclusive diligence and negotiations regarding a potential equity financing (“Transaction”). In exchange for the receipt of a total of $1.5 million ("Exclusivity Payment"), the Company entered into an exclusivity agreement ("Exclusivity") with the New Investors. On January 7, 2019, the parties entered into a purchase agreement for shares of Series AA Preferred Stock whereby the New Investors agreed to purchase shares of newly designated Series AA Preferred Stock (the “Series AA Financing”) for aggregate gross proceeds to the Company of $25.0 million (inclusive of the $1.5 million Exclusivity Payment). On January 18, 2019, the board of directors authorized the designation of 5.0 million shares of the Company’s Preferred Stock as Series AA Preferred Stock. On January 30, 2019, the parties closed the Series AA Financing and the Company issued an aggregate of 2.5 million shares of Series AA Preferred Stock to the New Investors at a purchase price of $10.00 per share for aggregate proceeds of $25.0 million.

The Series AA Preferred Stock ranked senior to the Common Stock in the event of a liquidation, dissolution or winding up of the Company. The Series AA Shares had an effective conversion price of approximately $0.22 per share of Common Stock whereby the shares of Series AA Preferred Stock held by the New Investors were immediately convertible, at the option of the holders, into an aggregate of approximately 113.6 million shares of the Company’s Common Stock. The fair value of the Company’s common stock on the issuance date of the Series AA Shares was $0.24 per share which resulted in a BCF of approximately $2.3 million. Since the Series AA Shares are classified as equity instruments, this BCF is treated as an adjustment in computing net loss attributable to common stockholders in Note 11.

A condition to closing the Series AA Financing was the resignation of a majority of the Company’s former directors and the appointment of the New Investors as directors whereby the New Investors collectively control the board of directors with two of the three members. On April 24, 2019, The Company’s stockholders approved an increase in the number of authorized shares of Common Stock from 200.0 million shares to 500.0 million shares whereby all 2.5 million shares of Series AA Preferred Stock held by the New Investors automatically converted into approximately 113.6 million shares of the Company’s Common Stock. As of June 30, 2019, the New Investors collectively own 54% of the Company’s Common Stock which resulted in a change of control.

The Company agreed to use commercially reasonable efforts to, (i) prepare and file with the Securities and Exchange Commission (the “SEC”)  within sixty calendar days after the closing of the Series AA Financing a registration statement under the U.S. Securities Act of 1933, as amended (the “Registration Statement”), to permit the resale of all shares of Common Stock issued upon the conversion of the Series AA shares purchased in the Series AA Financing.  The Company also agreed to use commercially reasonable efforts to cause the Registration Statement to be declared effective within ninety calendar days following the closing of the Series AA Financing. The Company filed this Registration Statement with the SEC in August 2019.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

The Company granted each of the New Investors a call option whereby upon the earlier of (i) December 31, 2020 and (ii) such date that the Company requests the New Investors to provide additional financing, each New Investor may elect to purchase up to $10.0 million of Common Stock at a purchase price equal to the greater of (i) $0.29 per share or (ii) 75% of the volume weighted average closing price of the Company’s Common Stock during the thirty consecutive trading days prior to the date of the notice. As discussed in Note 13, the New Investors exercised the call option on July 23, 2019, resulting in the purchase of an aggregate of approximately 69.0 shares of Common Stock for gross proceeds of $20.0 million at a purchase price of $0.29 per share.

Automatic Conversion of Promissory Notes

Due to closing of the Series AA Financing for gross proceeds of $25.0 million, the Fiscal 2018 Notes discussed in Note 5 converted for an aggregate of approximately $6.1 million, which consisted of the aggregate principal balance plus accrued interest through January 30, 2019. The Fiscal 2018 Notes were convertible at a discount of 20% from the issuance price paid by the New Investors. Therefore, the total balance of the Fiscal 2018 Notes was exchanged for 767,519 shares of Series A Preferred Stock resulting in an effective issuance price of $8.00 per share to give effect to the 20% discount. This 20% discount is included in the calculation of the BCF discussed in Note 5 which resulted in additional interest expense of $2.2 million for the fiscal year ended June 30, 2019.

Upon receipt of shareholder approval for an increase in the number of authorized shares of Common Stock to 500.0 million shares on April 24, 2019, all 767,519 shares of Series AA Preferred Stock held by the former Fiscal 2018 Note holders converted into approximately 34.9 million shares of the Company’s Common Stock.

Series AA Conversion Terms

The conversion terms for all shares of Series AA Preferred Stock that converted to Common Stock on April 24, 2019, are as follows (in thousands, except share and per share amounts):

	Number	Conversion Value		Common Stock Conversion
Holder	of Shares	Per Share	Amount	Price	Shares
New Investors	2,500,000	$10.00	$25,000	$0.22	113,637
Fiscal 2018 Note holders	767,519	10.00	7,675	0.22	34,887

Total	3,267,519		$32,675		148,524

2017 Private Placement

For the fiscal quarter ended September 30, 2017, the Company closed a private placement for the issuance of 4.5 million shares of Common Stock to accredited investors at an offering price of $1.00 per share. The Company received gross proceeds of $4.5 million. Placement agent commissions amounted to $60,000 related to this private placement.

Lincoln Park Purchase Agreement

In December 2017, we entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”)  with the Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant to which Lincoln Park agreed to purchase up to an aggregate of $10.0 million of the Company’s Common Stock (subject to certain limitations) over the term of the agreement that expires in December 2020. As required by the Registration Rights Agreement, the Company filed a registration statement with the SEC under the Securities Act of 1933 to register for resale the shares of Common Stock that have been or may be issued to Lincoln Park under the Purchase Agreement. As consideration for Lincoln Park’s commitment to purchase shares of the Company’s Common Stock under the agreement, the Company issued approximately 345,000 shares of Common Stock with an estimated fair value of $0.3 million in December 2017.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $10.0 million of shares of the Company’s Common Stock. As contemplated by the Purchase Agreement, and so long as the closing price of the Company’s common stock exceeds $0.40 per share, then the Company may direct Lincoln Park, at its sole discretion to purchase up to 65,000 shares of its Common Stock on any business day, provided that five business day has passed since the most recent purchase. The price per share for such purchases will be equal to the lower of: (i) the lowest sale price on the applicable purchase date and (ii) the arithmetic average of the three lowest closing sale prices for the Company’s Common Stock during the 12 consecutive business days ending on the business day immediately preceding such purchase date (in each case, to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction that occurs on or after the date of the purchase agreement). The maximum amount of shares subject to any single regular purchase increases as the Company’s share price increases, subject to a maximum of $0.5 million.

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

The Company’s Common Stock has not exceeded the threshold price of $0.40 per shares for the period from August 2018 through June 2019. The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty. During any “event of default” under the Purchase Agreement, all of which are outside of Lincoln Park’s control, Lincoln Park does not have the right to terminate the Purchase Agreement; however, the Company may not initiate any regular or other purchase of shares by Lincoln Park, until such event of default is cured.

XOMA Equity Issuance

The closing of the debt financing for the Fiscal 2018 Notes on April 3, 2018 was considered to be the initial closing for the Common Stock purchase agreement. Accordingly, the Company issued an aggregate of 8.1 million shares of Common Stock to XOMA with an aggregate fair value of approximately $4.6 million. This amount is included in research and development licensing costs in the accompanying consolidated statement of operations for the fiscal year ended June 30, 2018.

Note 7 — Stock-Based Compensation and Warrants

Stock Option Plans

The Company currently has two active stock option plans consisting of the 2015 Non-Qualified Stock Option Plan (the “2015 Plan”) and the 2016 Non-Qualified Stock Option Plan, as amended (the “2016 Plan”). The Company also has an aggregate of approximately 2,190,000 stock options outstanding under the 2014 Stock and Incentive Plan (the “2014 Plan”) that terminated on March 21, 2019. Stock options outstanding under the 2014 Plan expire pursuant to their contractual provisions on various dates in 2021.

A total of 6,850,000 shares of Common Stock are authorized for awards that may be granted under the 2015 Plan. As of June 30, 2019, approximately 4,155,000 shares of Common Stock remain available for future grants under the 2015 Plan and 2,695,000 shares of Common Stock are subject to currently outstanding stock options. The 2015 Plan is scheduled to terminate in February 2020 whereby no additional awards may be granted after that date.

The Company held its annual meeting of stockholders on April 24, 2019, whereby the Company’s stockholders approved an amendment to the 2016 Plan to increase the authorized number of shares of Common Stock available for issuance from 15.0 million shares to 28.0 million shares. As of June 30, 2019, under the 2016 Plan there are 19,020,000 shares of Common Stock available for future grants and awards for 8,980,000 shares are subject to currently outstanding stock options. The 2016 Plan is scheduled to terminate in October 2021 whereby no additional awards may be granted after that date.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

The following table sets forth a summary of combined stock option activity under the 2015 Plan, the 2016 Plan and the Terminated Plans for the fiscal years ended June 30, 2019 and 2018 (shares in thousands):

	2019			2018
	Shares	Price (1)	Term (2)	Shares	Price (1)	Term (2)
Outstanding, beginning of fiscal year	19,415	$1.55	7.8	21,291	$1.65	7.7
Granted	1,125	0.52		255	1.08
Forfeited	(6,675)	1.53		(1,881)	1.62
Expired	-	-		(250)	4.50
Outstanding, end of fiscal year	13,865	1.60	6.4	19,415	1.55	7.8

Vested, end of fiscal year	9,604	1.85	5.7	11,399	1.92	6.4

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the stock options expire.

As discussed in Note 13, in July 2019 the Company granted stock options for an aggregate of 34.0 million shares of Common Stock that are not reflected in the table above.

The aggregate fair value of stock options for 1,125,000 shares of Common Stock granted for the fiscal year ended June 30, 2019 amounted to approximately $445,000, or $0.40 per share as of the grant date. The aggregate fair value of stock options for 255,000 shares of Common Stock granted for the fiscal year ended June 30, 2018 amounted to approximately $207,000, or $0.81 per share as of the grant date. For the fiscal years ended June 30, 2019 and 2018, the fair value of stock options was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions:

	2019	2018
Grant date fair value of common stock	$0.52	$1.08
Expected volatility	84%	84%
Risk free interest rate	2.8%	2.1%
Expected term (years)	7.0	7.0
Dividend yield	0%	0%

Compensation cost is recognized ratably as the options vest which is generally over a period of 48 months from the grant date. Stock-based compensation expense for the fiscal years ended June 30, 2019 and 2018 is included in compensation and benefits under the following captions in the consolidated statements of operations (in thousands):

	2019	2018
Research and development	$538	$982
General and administrative	2,098	4,113
Total	$2,636	$5,095

The unrecognized stock-based compensation expense as of June 30, 2019 is approximately $2.7 million and this amount is expected to be recognized over the weighted average remaining vesting period of 1.8 years. As of June 30, 2019 and 2018, there was no intrinsic value associated with any outstanding stock options.

Warrants

The Company has issued warrants to purchase shares of Common Stock in conjunction with various debt and equity financings and for services. For the fiscal years ended June 30, 2019 and 2018, no warrants were exercised. Presented below is a summary of warrant activity for the fiscal years ended June 30, 2019 and 2018 (shares in thousands):

REZOLUTE, INC.

Notes to Consolidated Financial Statements

	2019				2018
	Shares		Price (1)	Term (2)	Shares		Price (1)	Term (2)
Outstanding, beginning of fiscal year	45,635		$1.37	3.4	32,796		$1.71	3.7
Warrants issued for:
Consulting services	-		-		650	(3)	1.03
Debt discount for Fiscal 2018 Notes	-		-		12,185	(4)	0.52
Placement agent debt discount	-		-		289	(5)	0.52
Modification for debt discount to former member of Board of Directors:
Replacement warrant	1,207	(6)	0.18		-		-
Canceled warrant	(500	)(6)	0.52		-		-
Warrant expirations	(345)		2.41		(285)		2.43
Outstanding, end of fiscal year	45,997		1.34	2.3	45,635		1.37	3.4

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the warrants expire.

(3)	Consists of three warrants for an aggregate of 650,000 shares granted to consultants for services that were immediately exercisable. The commitment date fair value of approximately $0.5 million is included in consulting expense for the fiscal year ended June 30, 2018. The fair value of these warrants was determined on the commitment date using the BSM option-pricing model. Key weighted average assumptions included the grant date fair value of Company’s Common Stock of $1.07 per share, expected volatility of 82%, a risk-free interest rate of 2.1%, and a remaining term of 6.5 years.

(4)	The aggregate commitment date fair value of the warrants issued to convertible note holders and the placement agent was approximately $3.8 million. The warrants and debt were recorded based on their relative fair value which resulted in a debt discount of $2.5 million related to the Fiscal 2018 Notes discussed in Note 5. The fair value of these warrants was determined on the commitment date using the BSM option-pricing model. Key weighted average assumptions included the grant date fair value of Company’s Common Stock of $0.45 per share, expected volatility of 96%, a risk-free interest rate of 2.8%, and an estimated term of 5.0 years.

(5)	Pursuant to the terms of the warrants, the exercise price was not established until June 30, 2018 so the fair value of these warrants was determined using a lattice option-pricing model. Key weighted average assumptions included the grant date fair value of Company’s Common Stock of $0.58 per share, expected volatility of 86%, a risk-free interest rate of 2.8%, a remaining term of 10 years, and a discount rate of 20%.

(6)	As discussed in Note 10, in January 2019 the Company agreed to modify a warrant originally issued in June 2018 for 500,000 shares that was exercisable at $0.52 per share. This warrant was originally issued in connection with one of the Fiscal 2018 Notes issued to a former member of the Board of Directors. The difference between the fair value of the modified warrant and the fair value of the canceled warrant amounted to $138,000, which was accounted for as an additional debt discount that was charged to interest expense upon repayment of the Fiscal 2018 Notes on January 30, 2019. Key assumptions for valuation of the modified warrant and the canceled warrant included the fair value of Company’s Common Stock on the modification date of $0.23 per share, expected volatility of 100%, a risk-free interest rate of 2.5%, and an estimated remaining term of 4.0 years.

In order to calculate the fair value of the warrants discussed above, certain assumptions were made regarding components of the BSM and lattice valuation models, including volatility of the Company’s Common Stock trading price which was estimated based on several peer companies, the remaining term of the warrant, and the risk-free interest rate that coincides with the remaining term. For the valuation of all of the warrants discussed above, the Company assumed that no dividends would be paid over the expected remaining term since the Company has never paid dividends and does not expect to pay dividends in the future.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Note 8 — Income Taxes

The Tax Act

In December 2017, the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”) was enacted into law which significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including a flat corporate tax rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income, limitation of the deduction for newly generated net operating losses to 80% of current year taxable income and elimination of net operating loss (“NOL”) carrybacks, future taxation of certain classes of offshore earnings regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits beginning in calendar 2018.

As a result of the Tax Act, the corporate tax rate decreased from a top marginal rate of 35% that was effective through December 31, 2017 to a flat rate of 21% effective January 1, 2018. Accordingly, a decrease of $8.5 million in the Company’s deferred income tax assets was recognized as of December 31, 2017, and this amount was fully offset by a corresponding decrease in the valuation allowance.

Income Tax Expense

For the fiscal years ended June 30, 2019 and 2018, the reconciliation between the income tax benefit computed by applying the statutory U.S. federal income tax rate to the pre-tax loss before income taxes, and total income tax expense recognized in the financial statements is as follows (in thousands):

	2019	2018
Income tax benefit at statutory U.S. federal rate	$6,394	$8,078
Income tax benefit attributable to U.S. states	1,876	985
Non-deductible interest and other expenses	(1,045)	(12)
Transition impact of Tax Act	-	(8,490)
Stock option expirations	(1,484)	(645)
Other	(328)	-
Change in valuation allowance	(5,413)	84

Total income tax expense	$-	$-

For the fiscal years ended June 30, 2019 and 2018, the Company did not recognize any current income tax expense or benefit due to a full valuation allowance on its deferred income tax assets.

Deferred Income Tax Assets and Liabilities

As of June 30, 2019 and 2018, the income tax effects of temporary differences that give rise to significant deferred income tax assets and liabilities are as follows (in thousands):

REZOLUTE, INC.

Notes to Consolidated Financial Statements

	2019	2018
Deferred income tax assets:
Net operating loss carryforwards	$20,016	$15,563
Stock-based compensation	3,716	4,162
Start-up and organizational expenses	338	334
Property and equipment	-	515
Accrued expenses and other	1,598	467

Total deferred income tax assets	25,668	21,041
Valuation allowance for deferred income tax assets	(25,656)	(20,243)
Net deferred income tax assets	12	798
Deferred income tax liability:
Federal benefit for state deferred income taxes and other	(12)	(798)

Net deferred income tax assets	$-	$-

For the fiscal year ended June 30, 2019, the valuation allowance increased by $5.4 million, primarily as a result of the increase in net operating losses. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

NOL Carryforwards and Other Matters

The Company files income tax returns in the U.S. federal jurisdiction, and the states of Colorado and California. The Company’s federal and state tax years for the 2016 fiscal year and forward are subject to examination by taxing authorities. As of June 30, 2019, the Company has U.S. federal NOL carryforwards of approximately $81 million, of which approximately $41 million does not expire and $40 million will begin to expire in 2030. Additionally, the Company has a Colorado NOL carryforward of approximately $68 million that starts to expire in 2030.

Federal and state laws impose substantial restrictions on the utilization of NOL carryforwards in the event of an ownership change for income tax purposes, as defined in Section 382 of the Internal Revenue Code. Pursuant to Internal Revenue Code (“IRC”) Section 382, annual use of the Company’s net operating loss carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382 analysis regarding the limitation of net operating loss carryforwards. However, it is possible that past ownership changes will result in the inability to utilize a significant portion of the Company’s net operating loss carryforward that was generated prior to any change of control. The Company’s ability to use its remaining net operating loss carryforwards may be further limited if the Company experiences a Section 382 ownership change in connection with future changes in the Company’s stock ownership.

The Company did not have any unrecognized tax benefits as of June 30, 2019 and 2018. The Company’s policy is to account for any interest expense and penalties for unrecognized tax benefits as part of the income tax provision. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within the next twelve months.

Note 9 — Commitments and Contingencies

Financial Advisory Agreement

In June 2019, the Company entered into a financial advisory agreement whereby the Company agreed to pay a fee of (i) 6.0% of up to $20.0 million of gross proceeds received from the New Investors under the call option discussed in Note 6, and (ii) 6.0% of the gross proceeds from a private placement consisting of between $20 million and $30 million of equity or equity equivalent securities. Under the financial advisory agreement, no commissions are payable for any subsequent issuances of equity or equity equivalent securities issued to the New Investors. In addition, the Company agreed to reimburse legal fees of the financial advisors up to $60,000 plus other reasonable out-of-pocket expenses. Through June 30, 2019, no securities have been issued and no fees have been incurred under the financial advisory agreement. However, as discussed in Note 13 offering costs of approximately $1.4 million were incurred under this agreement with respect to equity issuances in July and August 2019.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Operating Leases

On January 25, 2019, the Company entered into a lease for a new headquarters location in Redwood City, California. The leased space consists of approximately 3,500 square feet of office space and provides for monthly rent of approximately $21,000 through the expiration date in March 2022. The Company provided a security deposit of $31,000 which is refundable upon expiration of the lease. On February 7, 2019, the Company entered into a lease for ancillary office space in Bend, Oregon. The lease space consists of approximately 1,500 square feet of office space and provides for monthly rent of approximately $2,700 through the expiration date in February 2021. The Company provided a security deposit of $3,700 which is refundable upon expiration of the lease. The table below summarizes the Company’s operating lease commitments under these leases as of June 30, 2019 (in thousands):

Fiscal Year Ending June 30,
2020	$275
2021	272
2022	170
$717

Employment Agreements

As of June 30, 2019, the Company was subject to employment agreements with two executive officers that provide for aggregate annual base salaries of $840,000. In the event the Company terminates employment of the executive officers without cause, severance benefits include (i) between one and three years of base salary, (ii) 150% of annual target bonuses applicable to the terminated executive, and (iii) continuation of certain medical and dental benefits. In addition, vesting is accelerated for unvested stock options that would have otherwise vested during the period that the severance benefits are paid out.

Lease Terminations

On December 14, 2018, the Company entered into surrender agreements with its landlord, sub-landlord and sub-lessees to terminate all remaining lease and sub-lease obligations at the Company’s former Colorado facilities. In connection with this transaction, the Company was relieved of its remaining obligations under the leases and relinquished its rights under the lease and sublease agreements whereby no cash was exchanged by the parties. Accordingly, the Company recognized a net gain of approximately $168,000. This gain resulted from the elimination of net deferred rent obligations of $200,000 and the sublease security deposit of $25,000 for a total of $225,000; partially offset by forfeiture of the Company’s security deposit for $57,000 to arrive at the net gain of $168,000. As of June 30, 2019, the Company has no remaining lease commitments for its former facilities in Colorado.

401(k) Plan

The Company has a defined contribution employee benefit plan under section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all eligible employees who are entitled to participate six months after commencement of employment. The Company matches contributions up to 4% of the participating employee’s compensation with such matching contributions vested immediately. Total contributions by the Company to the 401(k) Plan amounted to approximately $110,000 and $189,000 for the fiscal years ended June 30, 2019 and 2018, respectively.

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations. At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal fees are expensed as incurred.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Note 10 — Related Party Transactions

On February 26, 2018, the Company issued a secured convertible promissory note and warrants for $0.5 million that was payable to a member of the Board of Directors. On April 3, 2018, the Company issued a second convertible promissory note and warrants for $0.5 million to this same member of the Board of Directors. This second promissory note replaced a note with similar terms that was issued on January 25, 2018. On February 16, 2019, this board member resigned in connection with the Series AA Financing discussed in Note 6.

During the fiscal quarter ended March 31, 2018, the Company issued warrants in connection with the Fiscal 2018 Notes whereby the fair value of the warrants was accounted for as a debt discount as discussed in Note 5. In January 2019, the Company modified one of the outstanding warrants held by the same member of the Board of Directors discussed above. The modification resulted in an increase in the number of shares subject to the warrant from 0.5 million shares to approximately 1.2 million shares, and a decrease in the exercise price from $0.52 per share to $0.18 per share. The Company measured the fair value of this warrant immediately before and immediately after the modification and recognized the change in fair value of approximately $138,000 as an additional debt discount. Upon conversion of the related Fiscal 2018 Note on January 30, 2019, the debt discount was fully accreted to interest expense.

As discussed in Note 13, on July 23, 2019 the New Investors agreed to purchase an aggregate of approximately 69.0 million shares at an issuance price of $0.29 per share for gross proceeds of $20.0 million. This purchase was made pursuant to the terms of the call option that was issued in connection with the Series AA financing discussed in Note 6. After this purchase, the New Investors owned an aggregate of 64% of the Company’s outstanding shares of Common Stock.

For the fiscal year ended June 30, 2018, the Company incurred investor relation expenses of $33,000 and general and administrative expenses of $68,000 for services performed by related parties.

Note 11 — Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of net loss attributable to common stockholders for the year ended June 30, 2019 reflects the BCF related to the issuance of Series AA Preferred Stock to the New Investors discussed in Note 6, as follows:

	2019	2018
Net loss	$(30,446)	$(29,862)
Beneficial conversion feature	(2,273)	-
Net loss attributable to common stockholders	$(32,719)	$(29,862)

For the years ended June 30, 2019 and 2018, basic and diluted net loss per share were the same since all common stock equivalents were anti-dilutive. As of June 30, 2019 and 2018, the following potential common stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

	2019	2018
Stock options	13,865	19,415
Warrants	45,997	45,635
Total	59,862	65,050

NOTE 12 — FINANCIAL INSTRUMENTS AND SIGNFICANT CONCENTRATIONS

Fair Value Measurements

Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it transacts and considers assumptions that market participants would use when pricing the asset or liability. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair measurement:

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Level 1—Quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

Level 2—Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market collaboration, for substantially the full term of the asset or liability.

Level 3—Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at measurement date.

Due to the relatively short maturity of the respective instruments, the fair value of cash and cash equivalents, accounts payable and accrued liabilities approximated their carrying values as of June 30, 2019 and 2018. The Company did not have any other assets and liabilities measured at fair value as of June 30, 2019. The Company’s embedded derivative liability discussed in Note 5 was the only liability as of June 30, 2018 that was carried at fair value on a recurring basis. The Company’s embedded derivative liability was recorded at fair market value and was classified within Level 3 of the fair value hierarchy. Fair value was estimated using the “with” and “without” method. Accordingly, the note payable was first valued with the embedded derivatives (the “with” scenario) and subsequently valued without the embedded derivatives (the “without” scenario). The fair value of the embedded derivatives was estimated as the difference between these two scenarios. The fair values were determined using the income approach, specifically the yield method. As of June 30, 2018, key Level 3 assumptions and estimates used in the valuation of the embedded derivatives included an assessment of the probability of early prepayment of the convertible note payable, the remaining term to maturity of approximately 0.7 years and a discount rate of 15.0%. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the fiscal years ended June 30, 2019 and 2018, the Company had no transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents at high-quality financial institutions. Cash deposits often exceed the amount of federal insurance provided on such deposits. As of June 30, 2019, the Company had cash and cash equivalents with a single financial institution with a balance of $11.6 million. The Company has never experienced any losses related to its investments in cash and cash equivalents.

Note 13 — Subsequent Events

Financing Activities

As discussed in Note 6, the Company granted each of the New Investors a call option to provide additional financing whereby each New Investor may elect to purchase up to $10.0 million of Common Stock at a purchase price equal to the greater of (i) $0.29 per share or (ii) 75% of the volume weighted average closing price (“VWAP”) of the Company’s Common Stock during the thirty consecutive trading days prior to the date of the notice. As discussed in Note 9, in June 2019 the Company entered into a financial advisory agreement to undertake a private placement of (i) the shares of Common Stock issuable under the call option issued to the New Investors for a total of $20.0 million, plus (ii) between approximately $20 million and $30 million of equity or equity equivalent securities to be issued to other investors. On July 23, 2019, the Company entered into a purchase agreement whereby the New Investors exercised their call option to purchase an aggregate of approximately 69.0 million shares of Common Stock for gross cash proceeds of $20.0 million. Since VWAP for the previous thirty consecutive trading days was $0.20 per share, the New Investors exercised the call option at a purchase price of $0.29 per share. In addition, during July and August 2019 other investors purchased an aggregate of approximately 14.0 million shares of Common Stock at a purchase price of $0.29 per share for gross cash proceeds of $4,050,000. Pursuant to the financial advisory agreement, the Company agreed to pay a fee of 6.0% of the gross proceeds received from these private placements. The total advisory fees related to these issuances in July and August 2019 amounted to approximately $1.4 million, resulting in net proceeds of $22.6 million.

As discussed in Note 4, the completion of these financings resulted in the obligation to make Early Payments of approximately $3.4 million under the License Agreement with Xoma. The Early Payments were paid in August 2019 and eliminated the requirement to make Future Cash Payments that would have otherwise been due on September 30, 2020 for $2.0 million and on June 30, 2020 for approximately $1.4 million.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Restricted Funds

In connection with the private placement discussed above, one of the investors purchased approximately 13.1 million shares of Common Stock for gross proceeds of $3.8 million. Pursuant to a separate agreement with the investor, the Company agreed to make expenditures totaling $3.8 million prior to August 2020 for qualified research and development activities, and for the Company’s planned uplisting to a national stock exchange.

Unaudited Pro Forma Disclosure

Presented below is an unaudited pro forma balance sheet that gives effect to the Financing Activities and Early Payments discussed above, as if these events had occurred on June 30, 2019:

		Unaudited Pro Forma Adjustments
		Equity Financings				Offering		Xoma Early		Unaudited
	Historical	New Investors		Other		Costs		Payments		Pro Forma
Assets
Cash, cash equivalents and restricted cash	$11,573	$20,000	(1)	$4,050	(2)	$(1,443	)(3)	$(3,391	)(4)	$30,789
Prepaid expenses and other	571	-		-		-		-		571
Non-current assets	108	-		-		-		-		108

Total assets	$12,252	$20,000		$4,050		$(1,443)		$(3,391)		$31,468

Liabilities and Stockholders' Equity
Current liabilities	$8,379	$-		$-		$-		$(1,391	)(4)	$6,988
Non-current liabilities	2,121	-		-		-		(2,000	)(4)	121

Total liabilities	10,500	-		-		-		(3,391)		7,109

Stockholders equity:
Common Stock	210	69	(1)	14	(2)	-		-		293
Additional paid-in capital	128,445	19,931	(1)	4,036	(2)	(1,443	)(3)	-		150,969
Accumulated deficit	(126,903)	-		-		-		-		(126,903)

Total stockholders' equity	1,752	20,000		4,050		(1,443)		-		24,359

Total liabilities and stockholders' equity	$12,252	$20,000		$4,050		$(1,443)		$(3,391)		$31,468

Shares of Common Stock outstanding	210,390	68,966	(1)	13,965	(2)	-		-		293,321

(1)	Gives effect to the issuance of 69.0 million shares in a private placement of Common Stock to the New Investors for gross proceeds of $20.0 million.

(2)	Gives effect to the issuance of approximately 14.0 million shares of Common Stock to other investors in the private placement for gross proceeds of $4.1 million.

(3)	Gives effect to the financial advisory fees payable at 6.0% of the gross proceeds from the issuance of shares in the private placement.

(4)	Gives effect to the Early Payments to Xoma based on 15% of the net proceeds from equity financings of $22.6 million.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Employment Agreements

On July 31, 2019, the Board of Directors approved entering into three employment agreements with officers of the Company that provide for aggregate annual base salaries of approximately $1.0 million plus eligibility for performance bonuses up to between 25% and 30% of annual compensation. This employment agreements may be terminated by the Company at any time with or without cause. If termination occurs within one year after a change of control, then the officers are entitled to a severance payment equal to their respective annual base salaries which range from $280,000 to $365,000. On July 31, 2019, the Company also entered into an employment agreement with the Company’s former chief accounting officer that provided for an annual base salary of $265,000. This agreement was terminated in August 2019.

2019 Equity Incentive Plan

On July 31, 2019, the Company’s Board of Directors adopted the 2019 Non Qualified Stock Option Plan (the “2019 Plan”). The 2019 Plan provides for the authority to grant 15.0 million shares of the Company’s Common Stock to employees, officers, non-employee directors, consultants, independent contractors, or advisors of the Company. Options granted under the 2019 Plan are limited to non-qualified stock options.

The 2019 Plan is administered by the Board of Directors or a committee designated by the Board, who have the authority to determine the employees, officers, non-employee directors, consultants, independent contractors, or advisors to whom options will be granted, the vesting rights, and the terms and conditions of each option that is granted. Options granted pursuant to the 2019 Plan are exercisable no later than ten years after the date of grant. The exercise price per share of common stock for options granted pursuant to the 2019 Plan shall be determined by the Board or such committee designated by the Board. The 2019 Plan will terminate on July 31, 2029.

Stock Option Grants

On July 31, 2019, the Board of Directors granted stock options for an aggregate of approximately 34.0 million shares of Common Stock to certain officers and employees at an exercise price of $0.29 per share. The closing price of the Company’s shares of Common Stock on the date of grant was approximately $0.21 per share. The option grants were designated for 19.0 million shares under the 2016 Plan and 15.0 million shares under the 2019 Plan. Presented below is a summary of the number of options granted to executive officers and other employees:

		Time-Based Vesting			Performance		Total
	Exercise	Number of Shares			Vesting		Shares
	Price	Vested	Unvested		Shares		Granted
Executive officers	$0.29	3,588	11,562	(1)	7,550	(2)	22,700
Other employees	0.29	921	6,629	(1)	3,700	(2)	11,250

Total		4,509	18,191		11,250		33,950

(1)	Stock options are subject to time-based vesting in two tranches, whereby (i) 25% of such options are immediately exercisable for employees who have been employed by the Company for more than one year, and for employees that have been employed by the Company less than one year, 25% of such options will vest on the one year anniversary of the employee’s start date; and (ii) the remaining 75% of the stock options will vest ratably over a period of 36 months after vesting of the initial 25% tranche.

(2)	Vesting of these stock options is subject to achievement of performance milestones whereby such options will vest ratably over a period of 36 months beginning when all of the following have occurred: (i) the Company achieves a listing for its shares of Common Stock on a national stock exchange; (ii) the Company’s closing stock price exceeds $0.58 per share for 20 trading days in any consecutive 30 day period within 4 years of the date of the option grant, and (iii) the option recipient having completed at least one year of employment with the Company.

In August 2019, the Company’s chief accounting officer terminated employment which resulted in forfeiture of stock options shown in the table above with time-based vesting for 0.8 million shares and performance vesting for 0.4 million shares.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Accrued Bonus Payments

On July 31, 2019, the Board of Directors approved cash bonus payments to three executive officers for past services totaling $448,000. The liability to make these payments is included in accrued compensation and benefits in the consolidated balance sheet as of June 30, 2019. In August 2019, the Company paid the cash bonus payments to the three executive officers.

Master Services Agreement

Effective July 1, 2019, the Company entered into a Master Services Agreement (“MSA”) with the New Investors whereby certain employees of the Company will provide services on behalf of, and at the direction of, the New Investors. The services relate to an existing long acting growth hormone program being advance by the New Investors. This program is referred to as GX-H9, and the objective of the MSA is to assist the New Investors to advance GX-H9 to Phase 3 studies in the U.S. and Europe. Pursuant to the MSA, the New Investors agreed to reimburse the Company for future services at a fixed rate of $200 per hour spent by the Company’s designated employees.

Reverse Stock Split

In August 2019, the Company’s Board of Directors approved a reverse stock split (the “Reverse Stock Split”) that is subject to stockholder approval at a special meeting that is expected to occur in October 2019. If approved by stockholders, the Board of Directors would then have the ability at any time through September 25, 2020 to execute the Reverse Stock Split and set the exchange ratio between 20 and 100 shares of the Company’s outstanding Common Stock, $0.001 par value per share, into one issued and outstanding share of Common Stock, without any change in the par value per share or the number of shares of common stock authorized. If the Reverse Stock Split is subsequently implemented, the number of shares subject to outstanding stock options and warrants will also be adjusted with a corresponding adjustment to the related exercise prices.

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

Our management assessed the effectiveness of our internal control over financial reporting at June 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control—Integrated Framework. Based on that assessment under those criteria, our management has determined that, at June 30, 2019, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

The material weaknesses identified by management were that (1) due to our limited number of employees, we have not adequately segregated certain duties, (2) we have not implemented measures that would prevent employees from overriding the internal control system, (3) one employee was responsible for complex accounting issues without additional internal reviews, and (4) we did not have effective review controls over financial reporting and related disclosures in accordance with U.S. GAAP and SEC rules and regulations. During the second half of the fiscal year ended June 30, 2019, we began mitigating these weaknesses through hiring additional employees and engaging a consulting firm to supplement our technical accounting and financial reporting resources.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information with respect to our current directors, executive officers and key employees. The term for each director expires at our next annual meeting or until his or her successor is appointed.

Name	Age	Position	Date Appointed

Young-Jin Kim	62	Chairman of the Board of Directors	February 10, 2019
Young Chul Sung, Ph.D.	63	Director	February 10, 2019
Nevan C. Elam	51	Chief Executive Officer and Director	January 31, 2013
Sankaram Mantripragada, Ph.D.	61	Chief Scientific Officer	January 31, 2013
Keith Vendola	47	Chief Financial Officer	May 16, 2018
Seline Miller	50	Chief Accounting Officer	March 4, 2019

Set forth below is biographical information with respect to each of the aforementioned individuals.

Young-Jin Kim. Mr. Kim serves as the Chairman of our Board. Mr. Kim is Chairman & CEO of Handok Inc. (“Handok”), one of the leading pharmaceutical companies in the Republic of Korea.  Mr. Kim joined Handok in 1984 and spent two years between 1984 and 1986 working at Hoechst AG in Frankfurt, Germany.  Between 1991 and 2005, he served as CEO of Roussel Korea, Hoechst Marion Roussel Korea and Aventis Pharma Korea and also appointed as the Country Manager of Hoechst AG and Aventis in Korea between 1996 and 2005.  In 1996, he was appointed as CEO of Handok.  Mr. Kim has been serving as President of Handok Jeseok Foundation since 2014.  He also has been serving as President of KDG (Korean-German Society) since 2010 and Vice President of Medium Industries Committee of KCCI (The Korea Chamber of Commerce & Industry) since 2009.  Mr. Kim received an MBA at the Kelley School of Business at Indiana University in 1984 and received the award of Distinguished Alumni Fellows from Indiana University.  Mr. Kim completed Advanced Management Program at the Harvard Business School in 1996.  We believe Mr. Kim’s experience working with pharmaceutical companies qualifies him to serve on the Board.  We believe Mr. Kim’s experience working with pharmaceutical companies qualifies him to serve on the Board.

Young Chul Sung, Ph.D. Dr. Sung serves as a member of our Board.  Dr. Sung is the founder and former CEO of Genexine Inc, a KOSDAQ listed biotech company developing innovative drugs in cancer and orphan diseases.  Dr. Sung currently serves as a professor at POSTECH Department of Life Sciences and founder of POSTECH- Catholic Bio Medical Institute.  Dr. Sung is an expert immunologist and has published over one hundred scientific articles.  He has served on editorial boards of many biological organizations and has earned numerous awards including the most recently the 49th Science Day Presidential Commendation for Science and Technology Promotion Division from KIST as remarks of Antibody fusion (hyFc) technology and gene therapy vaccine technology.  Dr. Sung currently serves on the Board of the Korean Society for Molecular and Cellular Biology and The Korean Society of Medical Biochemistry and Molecular Biology both since 2003.  He is also a member of the Korean Society of Virology.  Dr. Sung was a former president of the Korean Association of Immunobiologists (KAI) from 2005 to 2007.  We believe Dr. Sung’s scientific background qualifies him to serve on the Board.

Nevan C. Elam. Mr. Elam serves as our Chief Executive Officer. Mr. Elam was as a Managing Director of Konus Advisory Group, Inc. from January 2012 to September 2014.  Prior to his service with Rezolute and Konus Advisory Group, Inc., Mr. Elam served as Chief Executive Officer and President of AeroSurgical Ltd., a medical device company operating out of Ireland.  Prior to his service with AeroSurgical Ltd., Mr. Elam was a Senior Vice President of Nektar Therapeutics for four years.  Earlier in his career, Mr. Elam was a senior executive and co-founder of E2open, Inc. and was a corporate partner in the law firm of Wilson Sonsini Goodrich & Rosati.  He serves as Director of Savara, Inc. and Softhale in Belgium.  Mr. Elam received his Juris Doctorate from Harvard Law School and a Bachelor of Arts from Howard University.  We believe that Mr. Elam’s experience advising pharmaceutical companies of their unique legal and regulatory obligations qualifies him to serve on the Board.

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

Keith Vendola, M.D., MBA. Dr. Vendola serves as our Chief Financial Officer. Dr. Vendola previously served as Vice President of Competitive Strategy and Chief of Staff at Coherus BioSciences while the market cap exceeded $1 billion. In this role, he interacted extensively with Wall Street, on-boarded equity analysts, and executed multiple financings. In addition, he has served in senior finance and corporate development roles at a variety of pharmaceutical companies and as an investment banker within the healthcare groups of Banc of America Securities (now BofA Securities) and Chase (now JPMorgan). As an executive and investment banker, he has contributed to many transactions and helped companies raise over $900 million. Dr. Vendola received an M.B.A. in finance from Northwestern’s Kellogg School of Management, M.D. from Dartmouth Medical School and B.A. in psychology from the College of the Holy Cross, where he graduated with honors. He completed an executive education program at Harvard Business School focused on strategic negotiations as well as a research fellowship in the Developmental Endocrinology Branch of the National Institutes of Health, where he was an author on multiple papers.

Seline Miller, CPA. Mrs. Miller served as our Chief Accounting Officer from March 2019 until her employment terminated with the Company in August 2019. With two decades experience in accounting and financial operations at public and private companies, Mrs. Miller’s expertise spans S.E.C. reporting, financial planning and analysis, and regulatory compliance. Prior to joining Rezolute, Mrs. Miller was Vice President of Accounting and Corporate Controller at Textainer Group Holding, while the net market cap exceeded $2.5 billion. She was instrumental in overseeing accounting operations as well as certain international endeavors.  Prior to that, Mrs. Miller was Corporate Controller at Athoc, where she managed accounting operations and was a driving force in its successful acquisition by Blackberry. In 1990, Mrs. Miller started her career as a financial auditor within Price Waterhouse, now PricewaterhouseCoopers (PwC). Mrs. Miller, a member of the American Institute of Certified Public Accountants, obtained her Certified Public Accounting license in 1993 and earned her B.S. in Accounting from the University of Southern California. On August 19, 2019, Mrs. Miller’s employment with Rezolute was terminated.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Legal Proceedings

During the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law;

•	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Committees of the Board of Directors

The standing committees of our Board of Directors are the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee was created on August 21, 2017 and has operated under an Audit Committee Charter that is available on our website. For the period from July 1, 2018 until February 16, 2019, the Audit Committee consisted of Mr. Gil Labrucherie, Dr. David Welch and Mr. Tae Hoon Kim, each of whom resigned in connection with the change of control that resulted from the Series AA Financing. The Audit Committee was established in accordance with the rules and regulations of the SEC and each of the former members of the Audit Committee was an “independent director” as defined in Rule 5605(a)(2) of the Nasdaq Listing Rules. In addition, the Board determined that Mr. Gil Labrucherie, Dr. David Welch and Mr. Tae Hoon Kim were each qualified as “audit committee financial experts” as such term is used in the rules and regulations of the SEC.” Subsequent to February 16, 2019, none of the members of our current Board of Directors are considered an “independent director” under Nasdaq Listing Rules. Therefore, the functions that were previously performed by our Audit Committee have been performed by the entire Board of Directors since February 16, 2019.

The functions historically performed by our Audit Committee consisted of selection of the firm of independent registered public accountants to be retained by us subject to stockholder ratification, periodic meetings with our independent registered public accountants to review our accounting policies and internal controls, review the scope and adequacy of the independent registered public accountants’ examination of our annual financial statements, and pre-approval of services rendered by our independent registered public accountants and pre-approval of all related-party transactions. In the future, we intend to appoint additional members to our Board of Directors whereby we will resume having these functions performed by independent directors serving as members of the Audit Committee.

For the fiscal year ended June 30, 2019, no compensation was incurred for participation by the directors that served on the Audit Committee.

Compensation Committee

The Compensation Committee was created on August 21, 2017 and has operated under a Compensation Committee Charter that is available on our website. For the period from July 1, 2018 until February 16, 2019, the Compensation Committee consisted of Dr. Samir Patel, Dr. David Welch and Mr. Tae Hoon Kim, each of whom resigned in connection with the change of control that resulted from the Series AA Financing. Each of these former members of the Compensation Committee was a non-employee director, and each former member was independent as defined in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Compensation Committee is responsible for establishing and administering our compensation arrangements for all executive officers. Effective February 16, 2019, Mr. Young-Jin Kim and Dr. Young Chul Sung have served as the sole members of the Compensation Committee. Neither Mr. Kim nor Dr. Sung are considered an “independent director” under Nasdaq Listing Rules.

The functions historically performed by our Compensation Committee provided for meetings no less frequently than annually (and more frequently as circumstances dictated) to discuss and determine executive officer and director compensation. The Compensation Committee did not generally retain the services of any compensation consultants. However, from time to time it utilized compensation data from companies that the Compensation Committee deemed to be competitive with us in connection with its annual review of executive compensation. The Compensation Committee had the power to form and delegate authority to subcommittees when appropriate, provided that such subcommittees were composed entirely of directors who would qualify for membership on the Compensation Committee pursuant to applicable Nasdaq Listing Rules. In the future, we intend to appoint additional members to our Board of Directors whereby we will resume having these functions performed by independent directors serving as members of the Compensation Committee.

For the fiscal year ended June 30, 2019, no compensation was incurred for participation by any of the directors that served on the Compensation Committee.

Nominating and Governance Committee

The Nominating and Governance Committee was created on August 21, 2017 and has operated under a Nominating and Governance Committee Charter that is available on our website. For the period from July 1, 2018 until February 16, 2019, the Nominating and Governance Committee consisted solely of Dr. Samir Patel. The Nominating and Governance Committee was established in accordance with the rules and regulations of the SEC and each of the former members of the Nominating and Governance Committee was an “independent director” as defined in Rule 5605(a)(2) of the Nasdaq Listing Rules. Subsequent to February 16, 2019, when the former members of the Nominating and Governance Committee resigned, none of the members of our current Board of Directors are considered an “independent director” under Nasdaq Listing Rules. Therefore, the functions that would be performed by our Nominating and Governance Committee have been performed by the entire Board of Directors since February 16, 2019. In the future, we intend to appoint additional members to our Board of Directors whereby we will resume having these functions performed by independent directors serving as members of the Nominating and Governance Committee.

Stockholders who wish to recommend nominees for consideration by the Board of Directors or Nominating and Governance Committee must submit their nominations in writing to our Chairman of the Board of Directors. Submissions must include sufficient biographical information concerning the recommended individual for the Board of Directors or Nominating and Governance Committee to consider, including age, five-year employment history with employer names and a description of the employer’s business, whether such individual can read and comprehend basic financial statements, and other board memberships (if any) held by the recommended individual. The submission must be accompanied by a written consent of the individual to stand for election if nominated by the Board of Directors or Nominating and Governance Committee and to serve if elected by stockholders. The Board of Directors or Nominating and Governance Committee may consider such stockholder recommendations when it evaluates and recommends nominees to the Board of Directors for submission to the stockholders at each Annual Meeting.

The Board of Directors and the Nominating and Governance Committee do not have a specific diversity policy, but consider diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for Board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

For the fiscal year ended June 30, 2019, no compensation was incurred for participation by Dr. Patel on the Nominating and Governance Committee.

Scientific Advisory Board

We have established a Scientific Advisory Board (“SAB”). The members of the board are Robert B. Bhisitkul, M.D., PH.D., Andrew R. Hoffman, M.D., Philip Home, M.A., D.Phil., D.M., F.R.C.P., C. Ronald Kahn, M.D., Fredrick B. Kraemer, M.D., and Jerrold Olefsky, M.D.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2019, all filing requirements applicable to its officers, directors and ten percent beneficial owners were complied with, except (i) Keith Vendola failed to file a Form 4 for stock options granted on July 2, 2018, (ii) Dr. David Welch failed to file a Form 4 for warrants issued on March 19, 2019, (iii) a Form 3 was filed late by Young-Jin Kim and (iv) a Form 3 was filed late by Dr. Young Chul Sung.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Our named executive officers consist of all individuals that served as our principal executive officer during the fiscal year ended June 30, 2019, and the next two most highly compensated executive officers who were serving as executive officers as of June 30, 2019. The following table sets forth information concerning the compensation of Mr. Elam, Dr. Mantripragada and Mr. Vendola (our “Named Executive Officers”) for the fiscal year ended June 30, 2019:

Name and Position	Fiscal Year	Salary		Bonus		Stock Option Awards		All Other Compensation		Total
Nevan Elam,	2019	$453,333	(1)	$258,750	(4)	$-		$20,163	(7)	$732,246
Chief Executive Officer	2018	450,000	(1)	-		-		18,334	(7)	468,334

Sankaram Mantripragada,	2019	$350,000	(2)	$181,125	(4)	$-		$31,269	(8)	$562,394
Chief Scientific Officer	2018	350,000	(2)	105,000	(5)	-		18,477	(7)	473,477

Keith Vendola,	2019	$330,000	(3)	$8,044	(4)	$395,723	(6)	$1,605	(7)	$735,372
Chief Financial Officer	2018	55,000	(3)	-		-		203	(7)	55,203

(1)	Pursuant to the amended and restated employment agreement discussed below, Mr. Elam received a base salary of $450,000 through May 31, 2019. Effective June 1, 2019, Mr. Elam’s base salary increased to $490,000.

(2)	Pursuant to the amended and restated employment agreement discussed below, Dr. Mantripragada receives a base salary of $350,000.

(3)	Mr. Vendola was appointed as our Chief Financial Officer on May 16, 2018 with a base salary of $330,000. For the fiscal year ended June 30, 2018, the amount shown represents the pro rata salary for the time employed. Effective July 31, 2019, Mr. Vendola entered into an employment agreement as discussed below that provides for annual base compensation of $365,000.

(4)	On July 31, 2019, the Board of Directors approved bonus payments for past services in the amounts shown in the table. In August 2019, these cash bonus payments were paid to each executive officer.

(5)	In July 2017, Dr. Mantripragada was awarded a onetime bonus of $175,000 after the initiation of the human clinical trial for AB101. Dr. Mantripragada agreed to forgive $70,000 of this bonus resulting in a net payment of $105,000 that was made in June 2019.

(6)	On July 2, 2018, we granted a stock option award to Mr. Vendola for 1,000,000 shares with an estimated fair value under ASC 718 of approximately $0.396 per share. This award vested for 250,000 shares on July 2, 2019 and the remaining shares vest for 20,833 shares each month from August 2, 2019 through July 2, 2022 when the award will be fully vested. The aggregate grant date fair value for stock option awards is computed in accordance with ASC 718 set forth by the Financial Accounting Standards Board. A discussion of key assumptions made in the valuation of stock options is presented in Note 7 to our consolidated financial statements, included in Item 8 of this Report. For purposes of this table, the entire fair value of awards with graded vesting are reflected in the year of grant, whereas under ASC 718 the fair value of graded vesting awards is recognized ratably in our financial statements over the entire vesting period.

(7)	Amount is comprised of health, dental and disability insurance premiums paid pursuant to our employee benefit plans.

(8)	Amount consist of payments under our employee benefit plans consisting of health, dental and disability insurance premiums of $19,732, and matching contributions under our 401(k) Plan of $11,537.

During the fiscal year ended June 30, 2019, Mr. Elam and Dr. Mantripragada each agreed to forgive unpaid accrued bonuses that were approved by the Board of Directors for calendar year 2014 in the amounts of approximately $78,000 and $47,000, respectively. In addition, Dr. Mantripragada agreed to forgive $70,000 of his $175,000 onetime milestone bonus for AB101 awarded in July 2017. The total amounts forgiven by Mr. Elam of $78,000 and Dr. Mantripragada for $117,000 are not reflected as reduction of compensation in the Summary Compensation Table above.

Outstanding Equity Awards

During the fiscal years ended June 30, 2019 and 2018, we have not granted any restricted stock awards or any stock options that provide for performance vesting conditions. The following table provides a summary of equity awards outstanding, consisting solely of stock options, for each of our Named Executive Officers as of June 30, 2019:

	Number of Securities Underlying			Option	Option
	Unexercised Options			Exercise	Expiration
Name	Exercisable	Unexercisable		Price	Date
Nevan C. Elam	1,350,000	-		$3.12	3/26/21
	1,740,000	-		2.06	2/23/25
	2,187,500	1,312,500	(1)	1.20	12/28/16
Total for Mr. Elam	5,277,500	1,312,500

Sankaram Mantripragada, Ph.D.	500,000	-		$3.12	3/26/21
	695,000	-		2.06	2/23/25
	520,833	479,167	(2)	1.20	5/12/27
	500,000	500,000	(3)	1.20	6/30/27
Total for Dr. Mantripragada	2,215,833	979,167

Keith Vendola	-	1,000,000	(4)	$0.52	7/2/28

(1)	Options vest for 72,917 shares per month for the period from July 2019 through October 2020.

(2)	Options vest for 20,833 shares per month for the period from July 2019 through May 2021.

(3)	Options vest for 20,833 shares per month for the period from July 2019 through June 2021.

(4)	Options vested for 250,000 shares in July 2019, and the remainder of grant vests for 20,833 shares per month for the period from August 2019 through July 2022.

The above table excludes (i) outstanding warrants held by Mr. Elam for 140,802 shares of Common Stock exercisable at $1.65 per share that were acquired in a private placement in June 2016, and (ii) stock options for an aggregate of 21.5 million shares of Common Stock granted to our three Named Executive Officers on July 31, 2019. For further information about this stock option grant on July 31, 2019, please refer to Note 13 to our consolidated financial statements included in Item 8 of this Annual Report.

Director Compensation

We generally use a combination of cash and share-based incentive compensation to attract and retain qualified candidates to serve on our Board of Directors. Additionally, our directors are reimbursed for reasonable travel expenses incurred in attending meetings. In setting director compensation for the fiscal year ended June 30, 2019, due to our financial difficulties the members of our Board of Directors agreed to provide their services for no compensation. Presented below is a listing of the individuals that served as directors and the related committee appointments during the fiscal year ended June 30, 2019.

Committee Appointments
Director Name	Audit	Compensation	Nominating
Young-Jin Kim(1)		X
Young Chul Sung, Ph.D.(2)		X
Hoyoung Huh, Ph.D.(3)
David F. Welch, Ph.D.(4)	X	X
Samir Patel, M.D.(4)		X	X
Tae Hoon Kim(4)	X	X
Gil Labrucherie(4)	X

(1)	Mr. Young-Jin Kim was appointed to serve as our Chairman of the Board of Directors on February 16, 2019. He is also a member of the Compensation Committee and does not receive any compensation for serving in these capacities.

(2)	Dr. Young Chul Sung was appointed to serve as a member of our Board of Directors on February 16, 2019. He is also a member of the Compensation Committee and does not receive any compensation for serving in these capacities.

(3)	For the fiscal year ended June 30, 2019, Dr. Huh served as Vice Chairman of the Board from July 1, 2018 until his resignation on February 16, 2019.

(4)	For the fiscal year ended June 30, 2019, each individual served in the capacity indicated from July 1, 2018 until his resignation from our Board of Directors on February 16, 2019. From February 16, 2019 through June 30, 2019, none of our directors were appointed to serve on any of the Board committees.

Nevan Elam, our Chief Executive Officer and a director, also served as Chairman of the Board until February 16, 2019. Mr. Elam did not receive additional compensation for serving in this capacity. Please refer to the “Executive Compensation” section above for a description of Mr. Elam’s compensation.

Employment Agreements and Potential Payments upon Termination or Change in Control

Presented below is summary of key terms of employment agreements with our Executive Officers:

Nevan Elam

On June 23, 2015, we entered into an amended and restated employment agreement with Nevan Elam to serve as our Chief Executive Officer. Under the terms of this agreement Mr. Elam is entitled to receive an annual base salary of $450,000 plus a calendar year target bonus up to 60% of his annual base salary based on performance criteria set forth by the Board of Directors. Effective June 1, 2019, the Board of Directors agreed to increase Mr. Elam’s base salary to $490,000. Mr. Elam is eligible to participate in all benefit programs available to our executives and employees, including medical, dental, life and disability insurance plans, and our employee stock option plans. The employment agreement requires Mr. Elam to undertake certain confidentiality, non-competition and non-solicitation obligations. In the event that we terminate Mr. Elam’s employment without “Cause” or if Mr. Elam resigns for “Good Reason”, we are required to pay a severance benefit equal to (i) three times his then current annual base salary, (ii) 150% of his annual Target Bonus, (iii) payment of accrued vacation benefits, and (iv) continuation of certain other benefits such as medical and dental insurance. The aggregate severance benefit is payable over a period of twelve months (the “Severance Period”), and any outstanding stock options that are subject to vesting shall have vesting accelerated with respect to the number of shares that would have vested during the Severance Period as if Mr. Elam had remained employed by us during such period. The terms “Cause” and “Good Reason” are defined in the employment agreement.

Sankaram Mantripragada

On February 23, 2015, we entered into an amended and restated employment agreement with Sankaram Mantripragada to serve as our Chief Scientific Officer of the Company. Under the terms of this agreement, Dr. Mantripragada is entitled to receive an annual base salary of $350,000 plus a calendar year target bonus up to 50% of his annual base salary based on performance criteria set forth by the Board of Directors. Dr. Mantripragada is also eligible for one-time bonuses when certain clinical testing has begun. For example, in February 2015, Dr. Mantripragada earned a one-time bonus of $100,000, when animal testing related to AB101 commenced, and in July 2017, Dr. Mantripragada earned a one-time bonus of $175,000 upon initiation of a human clinical trial either related to AB101.  Dr. Mantripragada is eligible to participate in all benefit programs available to our executives and employees, including medical, dental, life and disability insurance plans, and our employee stock option plans. The agreement also requires Dr. Mantripragada to undertake certain confidentiality, non-competition and non-solicitation obligations. In the event that we terminate Dr. Mantripragada’s employment without “Cause” or if Dr. Mantripragada resigns for “Good Reason”, we are required to pay a severance benefit equal to (i) his then current annual base salary, (ii) 150% of his annual Target Bonus, (iii) payment of accrued vacation benefits, and (iv) continuation of certain other benefits such as medical and dental insurance. The aggregate severance benefit is payable over a period of twelve months (the “Severance Period”), and any outstanding stock options that are subject to vesting shall have vesting accelerated with respect to the number of shares that would have vested during the Severance Period as if Dr. Mantripragada had remained employed by us during such period. The terms “Cause” and “Good Reason” are defined in the employment agreement.

Keith Vendola

On July 31, 2019, we entered into an employment agreement with Keith Vendola to serve as our Chief Financial Officer. Under the terms of this agreement Mr. Vendola is entitled to receive an annual base salary of $365,000 plus a calendar year target bonus up to 30% of his annual base salary based on performance criteria set forth by the Board of Directors. Mr. Vendola is eligible to participate in all benefit programs available to our executives and employees, including medical, dental, life and disability insurance plans, and our employee stock option plans. The employment agreement requires Mr. Vendola to undertake certain confidentiality, non-competition and non-solicitation obligations. In the event that we terminate Mr. Vendola’s employment without “Cause”, we are required to pay a severance benefit equal to 50% of his then current annual base salary, and any earned but unpaid bonuses, accrued vacation benefits, and other earned benefits. This severance benefit would be payable over a period of six months. In the event that we terminate Mr. Vendola’s employment without “Cause” or if Mr. Vendola resigns for “Good Reason” within 12 months following a “Change of Control Event”, we are required to pay a severance benefit equal to his then current annual base salary, and any earned but unpaid bonuses, accrued vacation benefits, and other earned benefits. The aggregate severance benefit for a “Change of Control Event” would be payable over a period of twelve months (the “Severance Period”), and all outstanding stock options shall become immediately vested and subject to exercise under the applicable stock option agreement. The terms “Cause”, “Good Reason” and “Change of Control Event” are defined in the employment agreement.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is or has been an officer or employee of the Company. None of our executive officers currently serves, or in the past year has served, as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board) or as a director of any entity that has one or more executive officers serving on the Board or the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of shares of our common stock by (i) each director, (ii) each Named Executive Officer, (iii) all directors and executive officers as a group, and (iv) each person who we know beneficially owns more than 5% of our common stock, in each case as of September 5, 2019 (the “Determination Date”), unless otherwise indicated below. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and generally includes voting or investment power with respect to such securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days after the Determination Date through the exercise of any warrant, stock option, or other right. Shares subject to beneficial ownership through the exercise of stock options and warrants are deemed to be outstanding and beneficially owned for the purpose of computing share and percentage ownership of that person or entity, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or entity. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown beneficially owned by them. This information is not necessarily indicative of beneficial ownership for any other purpose. Information regarding our Equity Compensation Plans is set forth in Item 5 of this Report.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 293,320,891 shares of common stock issued and outstanding as of the Determination Date. Unless otherwise indicated, the address of our directors and officers is c/o Rezolute, Inc., 201 Redwood Shores Parkway, Suite 315, Redwood City, California 94065.

		Beneficial		Percent
Name of Beneficial Owner	Position with Company	Ownership		of Class
Stockholders in excess of 5%
Handok, Inc.	Stockholder	91,300,933		31.1%
Genexine, Inc.	Stockholder	91,300,933		31.1%
Directors and Executive Officers:
Young-Jin Kim	Chairman of the Board of Directors	-		0.0%
Young Chul Sung, Ph.D.	Director	-		0.0%
Nevan C. Elam	Chief Executive Officer and Director	8,975,771	(1)	3.0%
Sankaram Mantripragada, Ph.D.	Chief Scientific Officer	4,116,875	(2)	1.4%
Keith Vendola	Chief Financial Officer	958,333	(3)	0.3%
Directors and executive officers as a group (5 people)		14,050,979	(4)	4.6%

(1)	Consists of (i) 140,802 shares of our Common Stock, (ii) currently exercisable warrants for 140,802 shares of our Common Stock, and (iii) 8,694,167 shares of our Common Stock issuable upon exercise of stock options that are exercisable within 60 days of the Determination Date.

(2)	Consists of (i) 1,000,000 shares of our Common Stock and (ii) 3,116,875 shares of our Common Stock issuable upon exercise of stock options that are exercisable within 60 days of the Determination Date.

(3)	Consists of shares of our Common Stock issuable upon exercise of stock options that are exercisable within 60 days of the Determination Date.

(4)	Consists of (i) 1,140,802 shares of our Common Stock that are either owned or beneficially owned by our directors and officers as discussed above, and (ii) an aggregate of 12,910,177 shares of our Common Stock issuable upon exercise of stock options and warrants that are exercisable within 60 days of the Determination Date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Exercise of Call Option

In January 2019, we announced and closed on a $25.0 million private placement with Handok, Inc. and Genexine, Inc., two publicly traded South Korean-based pharmaceutical companies (collectively referred to as “H&G”). H&G acquired shares of our Series AA Preferred Stock that converted in April 2019 into an aggregate of 113.6 million shares of our Common Stock at a conversion price of $0.22 per share. We also provided an option for H&G to purchase up to an aggregate of $20.0 million of shares of our Common Stock prior to December 31, 2020, at a price per common share equal to the greater of $0.29 or 75% of the volume weighted average closing price of our Common Stock over 30 consecutive trading days prior to the exercise of the option to purchase. In July 2019, we requested that H&G provide such funding as part of a larger private placement. On July 23, 2019, H&G agreed to purchase an aggregate of approximately 69.0 million shares of our Common Stock for $0.29 per share which resulted in gross proceeds of $20.0 million. Since January 2019, H&G have each purchased an aggregate of 89.8 million shares of our Common Stock resulting in ownership of approximately 32% each. A change in control of Rezolute has occurred since H&G collectively own 64% of our Common Stock.

Warrant Modification and Conversion of Debt

During our fiscal quarter ended March 31, 2018, we issued to Dr. David Welch (i) two convertible promissory notes in the aggregate original principal balance of $1.0 million, and (ii) two warrants to purchase an aggregate of 1.7 million shares of our Common Stock exercisable at $0.52 per share. Dr. Welch was a member of our Board of Directors until his resignation on February 16, 2019.

In January 2019, we agreed to modify one of the two outstanding warrants granted during our fiscal quarter ended March 31, 2018, which resulted in an increase in the number of shares subject to the warrant from 500,000 shares to approximately 1.2 million shares, and a decrease in the exercise price from $0.52 per share to $0.18 per share.

The terms of the convertible promissory notes held by Dr. Welch provided for the automatic conversion at 20% discount to the subsequent issuance of equity in a qualified financing. The Series AA Financing that closed on January 30, 2019 met the criteria for a qualified financing. Accordingly, the convertible promissory notes held by Dr. Welch converted for an aggregate principal and accrued interest balance of $1,168,000 into 145,979 shares of Series AA Preferred Stock. These shares of Series AA Preferred Stock held by Dr. Welch subsequently converted into approximately 5.3 million shares of our Common Stock in April 2019. After giving effect to the 20% discount, the effective conversion price was $0.176 per share.

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

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of the NASDAQ Stock Market to determine whether our current director or our new directors are independent. We have determined that as of the date of this Annual Report, none of our directors qualify as “independent” in accordance with the published listing requirements of The NASDAQ Stock Market and for purposes of Section 16 of the Exchange Act. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal Accounting Fees and Services

The aggregate fees billed by Plante & Moran, PLLC (including fees billed by EKS&H LLLP prior to its acquisition by Plante & Moran, PLLC), for professional services rendered to us for the years ended June 30, 2019 and 2018 are set forth in the table below.

	2019		2018
	Amount	Percent	Amount	Percent
Audit fees (1)	$142,035	100%	$180,489	100%
Audit-related fees	-	-	-	-
Tax fees	-	-	-	-
All other fees	-	-	-	-

Total	$142,035	100%	$180,489	100%

(1)	Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our quarterly reports on Form 10-Q, and reviews of any other SEC filings. Our board of directors pre-approves all audit and non-audit services performed by our auditors and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Reference is made to Item 8 of Part II for the Company’s consolidated financial statements filed as part of this Report.

(a)(2) Financial Statement Schedules

 All financial statement schedules are omitted because they are not applicable, or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto included in Item 8 of Part II of this Report.

(a)(3) Exhibits

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
•	may apply standards of materiality that differ from those of a reasonable investor; and
•	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

The following exhibits of Rezolute, Inc. (formerly AntriaBio, Inc.) are filed or incorporated by reference as part of this Report. For exhibits that are incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Exhibit No.	Description

2.1	Share Exchange and Reorganization Agreement, January 31, 2013 (incorporated by reference to the Company’s Form 8-K filing on February 6, 2013)
2.2	Plan of Conversion, dated January 10, 2013 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filing on January 11, 2013)
3.1	Articles of Conversion, dated January 10, 2013 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filing on January 11, 2013)
3.2	Certificate of Conversion, dated January 10, 2013 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filing on January 11, 2013)
3.3	Certificate of Incorporation, dated January 10, 2013 (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K filing on January 11, 2013)
3.4	Certificate of Amendment to the Certificate of Incorporation, dated April 30, 2014 (incorporated by reference to Exhibit 3.5 of the Company’s Form S-1 filing on May 20, 2014)
3.5	Certificate of Amendment to the Certificate of Incorporation, dated November 28, 2017 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filing on November 29, 2017)
3.6	Certificate of Designation dated December 7, 2015 (incorporated by reference on Exhibit 3.1 of the Company’s Form 8-K on December 10, 2016)
3.7	Amended and Restated Bylaws, dated November 28, 2017 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filing on November 29, 2017)
3.8	Certificate of Ownership and Merger, dated December 6, 2017 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filing on December 7, 2017)
3.9	Certificate of Designation of Series AA Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filing on January 31, 2019)
3.10	Certificate of Amendment of Certificate of Incorporation dated April 26, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filing on April 30, 2019)

4.1	Form of Financing Warrant (incorporated by reference to the Company's Form 8-K filing on April 3, 2018
10.1	Second Amended and Restated Employment Agreement with Nevan Elam, dated February 23, 2015 (incorporated by reference to the Company’s Form 8-K filing on February 24, 2015)
10.2	Second Amended and Restated Employment Agreement with Sankaram Mantripragada, dated February 23, 2015 (incorporated by reference to the Company’s Form 8-K filing on February 24, 2015)
10.3	AntriaBio, Inc. 2014 Stock and Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Information Statement on Schedule 14C filed on April 10, 2014)
10.4	AntriaBio, Inc. 2015 Non Qualified Stock Option Plan (incorporated by reference to the Company’s Form 8-K filing on February 24, 2015)
10.5	AntriaBio, Inc. 2016 Non Qualified Stock Option Plan (incorporated by reference to the Company’s Form 8-K filing on November 4, 2016)
10.6	AntriaBio, Inc. 2016 Non Qualified Stock Option Plan, as Amended (incorporated by reference to the Company’s Form 10-K on September 21, 2017)
10.7	2019 Non Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filing on August 6, 2019)
10.8	Nevan Elam Refresh Stock Option Agreement (incorporated by reference to the Company’s Form 8-K on December 29, 2016)
10.9	Sankaram Mantripragada Stock Option Agreement (incorporated by reference to the Company’s Form 8-K on December 29, 2016)
10.10	Form of Stock Option Cancellation Agreement (incorporated by reference to the Company’s Form 10-Q filing on May 15, 2017)
10.11	Development and License Agreement with ActiveSite Pharmaceuticals, Inc. (incorporated by reference to the Company’s Form 8-K filing on August 7, 2017)
10.12	Form of Purchase Agreement with Lincoln Park Capital Fund, LLC (incorporated by reference to the Company’s Form 8-K filing on December 26, 2017)
10.13	Form of Registration Right Agreement with Lincoln Park Capital Fund, LLC (incorporated by reference to the Company’s Form 8-K filing on December 26, 2017)
10.14	Common Stock Purchase Agreement (incorporated by reference to the Company’s Form 10-Q filing on February 14, 2018)
10.15	License Agreement with Xoma (US) LLC (incorporated by reference to the Company’s 10-Q filing on February 14, 2018)
10.16	Form of Senior Secured Promissory Note (incorporated by reference to the Company's Form 8-K filing on April 3, 2018)
10.17	Amendment No. 2 to the Stock Purchase Agreement with Xoma (US) LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filing on February 14, 2019)
10.18	Amendment No. 2 to the License Agreement with Xoma (US) LLC (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filing on February 14, 2019)
10.19	Purchase Agreement for Shares of Series AA Preferred Stock with Genexine, Inc. and Handok, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q filing on February 14, 2019)
10.20	First Amendment to the 2016 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit C to the Company’s Schedule 14A definitive proxy statement filing on April 5, 2019)
21.1	Listing of Subsidiaries*
23.1	Consent of Plante & Moran, PLLC*
23.2	Consent of EKSH LLLP*
31.1	Certification of Chief Executive Officer as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed herewith.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

ITEM 16.   FORM 10-K SUMMARY.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REZOLUTE, INC.

Date: September 9, 2019	By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 9, 2019	By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer and Director (Principal Executive Officer)

Date: September 9, 2019	By:	/s/ Keith Vendola
Keith Vendola
Chief Financial Officer (Principal Financial Officer)

Date: September 9, 2019	By:	/s/ Young-Jin Kim Young-Jin Kim Chairman of the Board of Directors

Date: September 9, 2019	By:	/s/ Young Chul Sung Young Chul Sung Director