Form 10-Q
period 2019-09-30
Rezolute, Inc.
filed 2019-11-14
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-54495

REZOLUTE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-3440894
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Redwood Shores Parkway, Suite 315, Redwood City, California	94065
(Address of Principal Executive Offices)	(Zip Code)

(650) 206-4507

(Registrant’s Telephone Number, including Area Code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

The registrant had 293,320,891 shares of its $0.001 par value common stock outstanding as of November 11, 2019.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements included or incorporated by reference in this Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

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

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, but not limited to, the risks described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “2019 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on September 10, 2019.

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

ii

PART I - FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS.

Rezolute, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30,	June 30,
	2019	2019
Assets

Current assets:
Cash and cash equivalents	$22,104	$11,573
Restricted cash	3,111	-
Receivables from related parties	247	-
Prepaid expenses and other	454	571
Total current assets	25,916	12,144

Right-of-use assets	552	-
Property and equipment, net	41	44
Intangible assets, net	28	29
Lease security deposits	35	35
Total assets	$26,572	$12,252

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,320	$563
Accrued liabilities:
Compensation and benefits	201	790
Other	159	526
Current portion of license fees payable to Xoma	3,609	6,500
Current portion of operating lease liabilities	234	-
Total current liabilities	5,523	8,379

Operating lease liabilities, net of current portion	346	-
Other non-current liabilities	85	121
License fees payable to Xoma, net of current portion	-	2,000
Total liabilities	5,954	10,500

Commitments and contingencies (Notes 4, 5 and 7)

Stockholders' equity:
Preferred Stock, $0.001 par value; 20,000 shares authorized, no shares issued	-	-
Common Stock, $0.001 par value, 500,000 shares authorized; 293,321 and 210,390 shares issued and outstanding as of September 30, 2019 and June 30, 2019, respectively	293	210
Additional paid-in capital	152,308	128,445
Accumulated deficit	(131,983)	(126,903)
Total stockholders' equity	20,618	1,752
Total liabilities and stockholders' equity	$26,572	$12,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2019	2018
Operating expenses:
Research and development:
Compensation and benefits, net of related party reimbursements	$1,418	$557
Clinical trial costs	991	3
Consulting and outside services	486	47
Material manufacturing costs	187	73
Facilities and other	152	250

Total research and development	3,234	930

General and administrative:
Compensation and benefits	1,336	1,250
Professional fees	360	166
Facilities and other	249	239

Total general and administrative	1,945	1,655

Gain on sale of equipment	-	(23)

Net operating expenses	5,179	2,562

Operating loss	(5,179)	(2,562)

Non-operating income (expense):
Interest expense	-	(911)
Interest and other income	99	108

Total non-operating income (expense)	99	(803)

Net loss	$(5,080)	$(3,365)

Net loss per common share - basic and diluted	$(0.02)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	270,452	62,166

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except per share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Three Months Ended September 30, 2019:
Balances, June 30, 2019	210,390	$210	$128,445	$(126,903)	$1,752
Stock-based compensation	-	-	1,394	-	1,394
Fair value of warrants issued to consultants for services	-	-	2	-	2
Issuance of common stock for cash:
Related parties at $0.29 per share	68,966	69	19,931	-	20,000
Other investors at $0.29 per share	13,965	14	4,036	-	4,050
Advisory fees and other offering costs	-	-	(1,500)	-	(1,500)
Net loss	-	-	-	(5,080)	(5,080)

Balances, September 30, 2019	293,321	$293	$152,308	$(131,983)	$20,618

Three Months Ended September 30, 2018:
Balances, June 30, 2018	62,166	$62	$90,161	$(94,184)	$(3,961)
Stock-based compensation	-	-	878	-	878
Fair value of warrants issued to consultants for services	-	-	5	-	5
Net loss	-	-	-	(3,365)	(3,365)

Balances, September 30, 2018	62,166	$62	$91,044	$(97,549)	$(6,443)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	September 30,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(5,080)	$(3,365)
Stock-based compensation expense	1,394	878
Depreciation and amortization expense	5	27
Fair value of warrants issued for services	2	5
Accretion of debt discount and issuance costs	-	703
Gain on sale of equipment	-	(23)
Derivative gains	-	(19)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	170	(3)
Increase in receivables from related parties	(247)	-
Increase in accounts payable	736	156
Increase (decrease) in accrued liabilities	(1,018)	209
Decrease in license fees payable to Xoma	(4,891)	-
Net cash used in operating activities	(8,929)	(1,432)

Cash Flows Provided by Investing Activities:
Proceeds from sale of equipment	-	187

Cash Flows From Financing Activities:
Proceeds from issuance of Common Stock:
Related parties	20,000	-
Other investors	4,050	-
Payments for commissions and other offering costs	(1,479)	-
Net cash provided by financing activities	22,571	-

Net increase (decrease) in cash, cash equivalents and restricted cash	13,642	(1,245)
Cash, cash equivalents and restricted cash, beginning of period	11,573	1,646
Cash, cash equivalents and restricted cash, end of period	$25,215	$401

Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents, end of period	$22,104	$401
Restricted cash, end of period	3,111	-
Cash, cash equivalents and restricted cash, end of period	$25,215	$401

Supplementary Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-
Cash paid under operating lease obligations	68	85

Non-Cash Investing and Financing Activities:
Right-of-use assets acquired in exchange for operating lease liabilities upon adoption of new accounting standard	$605	$-
Payable for equity offering costs	21	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — NATURE OF OPERATIONS AND SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

Nature of Operations

Rezolute, Inc. (the “Company”) is a clinical stage biopharmaceutical company incorporated in Delaware in 2010.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the SEC for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

The condensed consolidated balance sheet as of June 30, 2019, has been derived from the Company’s audited consolidated financial statements. The unaudited interim financial statements should be read in conjunction with the Company’s 2019 Form 10-K, which contains the Company’s audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the year ended June 30, 2019.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnote disclosures necessary for a comprehensive presentation of financial position, results of operations, and cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended September 30, 2019 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the fiscal year ending June 30, 2020.

Comprehensive income (loss)

Comprehensive income (loss) is defined as net income (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under GAAP are reported as separate components of stockholders’ equity (deficit) instead of net income (loss). For the three months ended September 30, 2019 and 2018, the only component of comprehensive loss was the Company’s net loss.

Segment Information

The Company’s Chief Executive Officer also serves as the Company’s chief operating decision maker (the “CODM”) for purposes of allocating resources and assessing performance based on financial information of the Company. Since its inception, the Company has determined that its activities as a clinical stage biopharmaceutical company are classified as a single reportable operating segment.

Reclassifications

Certain amounts in the previously issued comparative interim financial statements for the three months ended September 30, 2018 have been reclassified to conform to the current interim financial statement presentation. These reclassifications had no effect on the previously reported net loss, working capital, cash flows and stockholders’ equity (deficit).

Consolidation

The Company has three wholly owned subsidiaries consisting of AntriaBio Delaware, Inc., Rezolute (Bio) Ireland Limited, and Rezolute Bio UK, Ltd. The accompanying consolidated financial statements include the accounts of the Company and its three wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, fair value of share-based payments and warrants, management’s assessment of going concern, clinical trial accrued liabilities, estimates of the probability and potential magnitude of contingent liabilities, and the valuation allowance for deferred tax assets due to continuing and expected future operating losses. Actual results could differ from those estimates.

Risks and Uncertainties

The Company's operations may be subject to significant risks and uncertainties including financial, operational, regulatory and other risks associated with a clinical stage company, including the potential risk of business failure as discussed further in Note 2.

Research and Development Costs

Research and development costs are expensed as incurred. Intangible assets for in-licensing costs incurred under license agreements with third parties are charged to expense, unless the licensing rights have separate economic value in alternative future research and development projects or otherwise.

Clinical Trial Accruals

Clinical trial costs are a component of research and development expenses. The Company accrues and expenses clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with clinical research organizations and clinical trial sites. The Company determines the estimates through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.

Nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities, are deferred and recognized as expense in the period that the related goods are delivered, or services are performed.

Stock Options with Market, Performance and Service Conditions

The Company grants certain stock options with vesting that is dependent on achieving market, performance and service criteria. For purposes of recognizing compensation cost, the Company determines the requisite service period as the longest of the explicit, implicit and derived vesting periods for each of the market, performance and service conditions, respectively. The derived vesting period for market conditions will be based on a valuation performed using a Monte Carlo model. Compensation cost will be recognized beginning on such date that achievement of the performance criterion is considered probable and continuing through the end of the requisite service period.

If the stock options do not ultimately vest as a result of failure to achieve the service criterion, any previously recognized compensation cost will be reversed for options that never vest. However, if the service and performance criteria are achieved, compensation cost will not be reversed even if the market condition is never achieved.

Leases

The Company determines if an arrangement includes a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets, accrued and other current liabilities and other non-current liabilities on the Company's Condensed Consolidated Balance Sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company uses the incremental borrowing rate based on the information available at lease commencement date in determining the present value of future payments. The operating lease ROU asset also excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company has elected not to apply the recognition requirements for short-term leases. For lease agreements with lease and non-lease components, the Company generally accounts for them separately.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements

Recently Adopted Standards. The following accounting standards were adopted during the three months ended September 30, 2019:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires the Company to recognize right-of-use assets and operating lease liabilities on the balance sheet and also disclose key information about leasing arrangements. On July 1, 2019, the Company adopted this new standard using the modified retrospective approach in accordance with Leases - Targeted Improvements (ASU No. 2018-11). The Company elected the package of practical expedients permitted under the transition guidance within ASU No. 2018-11, which among other things, allowed the Company to carry forward the historical lease classification of those leases in place as of July 1, 2019. The impact of adoption resulted in the recognition of right-of-use assets and operating lease liabilities for the discounted present value of the future lease payments on leases that were in effect on July 1, 2019, as follows (in thousands):

Right-of-use assets recorded under new standard	$605
Operating lease liabilities recorded under new standard:
Current	$227
Long-term	406
Total	633
Eliminate previously existing deferred rent liability	(28)

Net increase in liabilities due to adoption of new standard	$605

Please refer to Note 3 for further information about the right-of-use assets and operating lease liabilities recognized under this standard. Due to the Company’s election to adopt this standard effective July 1, 2019, rent expense was recognized under the accounting standard that was previously in effect for all periods prior to July 1, 2019.

In June 2018, the FASB issued ASU 2018-07, "Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. The new standard does not apply to warrants issued to a lender or investor in a financing transaction. The Company adopted ASU 2018-07 effective July 1, 2019. Prior to the adoption of ASU 2018-07, the Company accounted for stock options and warrants granted to non-employees based on the fair value of the goods and services, or the equity instrument, whichever could be measured more reliably. If fair value of the equity instrument was more reliably determined, fair value of the equity instrument was required to be re-measured until the performance commitment date was achieved, which resulted in the recognition of subsequent gains and losses. Under the new standard, the fair value of the goods and services acquired from non-employees is solely determined using the fair value of the equity instruments issued and measurement of fair value is fixed on the grant date. The Company also made an accounting policy election to recognize the impact of forfeitures of non-employee awards in the period that the forfeiture occurs. The impact of adopting this standard was immaterial to the Company’s unaudited condensed consolidated financial statements.

Standard Required to be Adopted in Future Years. The following accounting standard is not yet effective; management has not completed its evaluation to determine the impact that adoption of this standard will have on the Company’s consolidated financial statements.

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not currently expected to have a material impact on our financial statements upon adoption.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 — Liquidity

The Company is in the clinical stage and has not yet generated any revenues. For the fiscal year ended June 30, 2019, the Company incurred a net loss of $30.4 million and net cash used in operating activities amounted to $15.3 million. For the three months ended September 30, 2019, the Company incurred a net loss of $5.1 million and net cash used in operating activities amounted to $8.9 million. As of September 30, 2019, the Company had an accumulated deficit of $132.0 million. As of September 30, 2019, the Company had cash, cash equivalents and restricted cash of $25.2 million and total liabilities of $6.0 million.

As discussed in Note 5, in July and August 2019 the Company received aggregate net proceeds of approximately $22.6 million from the issuance of approximately 82.9 million shares of Common Stock to investors in a private placement. Management believes the Company’s existing cash, cash equivalents and restricted cash balance of $25.2 million is adequate to carry out currently planned activities at least through November 2020. The Company’s contractual obligations and other planned spending through November 2020 includes (i) licensing obligations to Xoma Corporation of $3.6 million as discussed in Note 4, (ii) research and development spending on RZ358, RZ402, and AB101 for a total of approximately $10.5 million, and (iii) an aggregate of approximately $8.9 million for spending on compensation, benefits, rent, and public company costs for auditing and professional fees. The Company expects to continue pursuing equity and/or debt financings to provide funding for planned activities for the fiscal year ending June 30, 2021 and beyond. To the extent that additional funding is obtained during the remainder of the current fiscal year, the Company plans to accelerate timing to complete clinical trials and other research and development activities which would result in increased spending. However, the Company has the flexibility to delay clinical programs to ensure that adequate capital resources are available.

There are no assurances that the Company will be able to obtain additional financing through other sources, such as equity offerings and bank financings in the future. Even if these other financing sources are available, they may be on terms that are not acceptable to management and the Company’s stockholders.

Note 3 — RIGHT-OF-USE ASSETS

As discussed in Note 1, the Company adopted ASU 2016-02, Leases (Topic 842) effective July 1, 2019. As of July 1, 2019, the Company had two leases in effect, consisting of (i) a lease for its headquarters location in Redwood City, California that was entered into on January 25, 2019, that provides for monthly rent of approximately $21,000 through the expiration date in March 2022, and (ii) a lease for office space in Bend, Oregon entered into on February 7, 2019, that provides for monthly rent of approximately $2,700 through the expiration date in February 2021. The impact of adoption of ASU 2016-02 resulted in the recognition of right-of-use ("ROU") assets for $0.6 million and operating lease liabilities for the discounted present value of the future lease payments on these leases of approximately $0.6 million. For the three months ended September 30, 2019, the Company had operating lease expense of approximately $68,000 under ASC 842. For the three months ended September 30, 2018, the Company had operating lease expense of approximately $152,000 under the previous lease accounting standard.

The Company determined the operating lease liability of approximately $633,000 based upon a discount rate of 10.0% and assuming that the Company will not exercise its option to extend the lease for an additional three years. The discount rate represents the Company’s estimated incremental borrowing rate for collateralized debt with a payment structure and term similar to the underlying operating lease terms.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Balance Sheet Presentation

As of September 30, 2019 and on the adoption date of July 1, 2019, the carrying value of ROU assets and operating lease liabilities are as follows (in thousands):

	September 30,	July 1,
	2019	2019
Right-of-Use Assets	$552	$605

Operating Lease Liabilities:
Current	$234	$227
Long-term	346	406

Total	$580	$633

As of September 30, 2019, the weighted average remaining lease term under operating leases was 2.3 years and the weighted average discount rate for operating lease liabilities was 10.0%.

Future Lease Payments

Future payments under operating lease agreements as of September 30, 2019 are as follows (in thousands):

Fiscal year ending June 30,
Remainder of fiscal year 2020	$207
2021	272
2022	170
Total lease payments	649
Less imputed interest	(69)

Present value of operating lease liabilities	$580

Note 4 — License Agreements

Xoma License Agreement

On December 6, 2017, the Company entered into a license agreement (“License Agreement”) with XOMA Corporation (“Xoma”), through its wholly-owned subsidiary, XOMA (US) LLC, pursuant to which Xoma granted an exclusive global license to the Company to develop and commercialize Xoma 358 (formerly X358, now RZ358) for all indications. On January 7, 2019, the License Agreement was amended whereby the Company was required to make five cash payments to Xoma totaling $8.5 million on or before specified staggered future dates (the “Future Cash Payments”).  The Future Cash Payments are due for $1.5 million by September 30, 2019, $1.0 million by December 31, 2019, $2.0 million by September 30, 2020, $2.0 million by June 30, 2020, and $2.0 million by September 30, 2020. As a result of this amendment to the License Agreement, the Company recognized a liability in January 2019 for the entire $8.5 million of Future Cash Payments.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The amended License Agreement provides that if future qualified financings occur before the Future Cash Payments are fully paid, the Company is required to pay Xoma 15% of the net proceeds from such financings (“Early Payments”) to be credited against the remaining unpaid Future Cash Payments in the reverse order of their future payment date.  Obligations to make the Future Cash Payments following a qualified financing and the obligations to make Early Payments shall end when the Future Cash Payments are fully paid for the total of $8.5 million.  As discussed in Note 5, the Company completed equity financings for net proceeds of approximately $22.6 million in July and August 2019, which resulted in the obligation to make Early Payments of approximately $3.4 million. Presented below is a summary of the amounts payable under the amended License Agreement along with cash payments made for the three months ended September 30, 2019 (in thousands):

	Payable	Cash Activity		Payable
	June 30,	Early	Scheduled	September 30,
Future Payment Date	2019	Payments	Payments	2019
September 30, 2019	$1,500	$-	$(1,500)	$-
December 31, 2019	1,000	-	-	1,000
March 31, 2020	2,000	-	-	2,000
June 30, 2020	2,000	(1,391)	-	609
September 30, 2020	2,000	(2,000)	-	-

Total	8,500	$(3,391)	$(1,500)	3,609
Less long-term portion of payable	(2,000)			-

Current portion of payable	$6,500			$3,609

The amendment to the License Agreement also revised the amount the Company is required to expend on development of RZ358 and related licensed products and revised provisions with respect to the Company’s diligence efforts in conducting clinical studies. Additionally, upon the future commercialization of RZ358, the Company would be required to pay royalties to Xoma based on the net sales of the related products.

As of September 30, 2019, Xoma owns approximately 8.1 million shares of the Company’s Common Stock. The License Agreement provides Xoma with the right and option to require the Company to use its best efforts to facilitate orderly sales of the shares to a third party or purchase the shares (the “Put Option”). Under the amended License Agreement, the Put Option becomes effective if the Company fails to list its shares of Common Stock on the Nasdaq Stock Market or a similar national exchange prior to December 31, 2019. Xoma may exercise the Put option for up to a total of 2.5 million shares of Common Stock for the fiscal year ending December 31, 2020, and up to an additional 2.5 million shares thereafter. If the Put Option becomes exercisable, the Company may be required to pay a price per share equal to the average of the closing bid and asked prices of the Common Stock on the date the Put Option is exercised.

ActiveSite License Agreement

On August 4, 2017, the Company entered into a Development and License Agreement with ActiveSite Pharmaceuticals, Inc.  (“ActiveSite”) pursuant to which the Company acquired the rights to ActiveSite’s Plasma Kallikrein Inhibitor program (“PKI Program”).  The Company desires to use the PKI Program to develop, file, manufacture, market and sell products for diabetic macular edema and other human therapeutic indications. The ActiveSite License Agreement requires various milestone payments ranging from $1.0 million to $10.0 million when milestone events occur, up to $36.0 million of aggregate milestone payments. The first milestone payment for $1.0 million is due after completion of the preclinical work and submission of an IND application to the FDA. The Company is also required to pay royalties equal to 2.0% of any sales of products that use the PKI Program, up to a maximum of $10.0 million in total royalty payments. Through September 30, 2019, no milestone payments and royalties have been incurred.

Note 5 — STOCKHOLDERS’ EQUITY

Equity Offerings

In January 2019, the Company closed an equity offering with two new investors (the “New Investors”) that resulted in cash proceeds of $25.0 million and the issuance of an aggregate of approximately 113.6 million shares of the Company’s Common Stock in April 2019.

The Company granted each of the New Investors a call option whereby upon the earlier of (i) December 31, 2020 and (ii) such date that the Company requests the New Investors to provide additional financing, each New Investor was entitled to purchase up to $10.0 million of Common Stock at a purchase price equal to the greater of (i) $0.29 per share or (ii) 75% of the volume weighted average closing price (“VWAP”) of the Company’s Common Stock during the thirty consecutive trading days prior to the date of the notice.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In June 2019, the Company entered into a financial advisory agreement to undertake a private placement of (i) the shares of Common Stock issuable under the call option issued to the New Investors for a total of $20.0 million, plus (ii) between approximately $20 million and $30 million of equity or equity equivalent securities to be issued to other investors. On July 23, 2019, the Company entered into a purchase agreement whereby the New Investors exercised their call option to purchase an aggregate of approximately 69.0 million shares of Common Stock for gross cash proceeds of $20.0 million. Since VWAP for the previous thirty consecutive trading days was $0.20 per share, the New Investors exercised the call option at a purchase price of $0.29 per share. In addition, during July and August 2019 other investors purchased an aggregate of approximately 14.0 million shares of Common Stock at a purchase price of $0.29 per share for gross cash proceeds of $4.1 million. Pursuant to the financial advisory agreement, the Company agreed to pay a fee of 6.0% of the gross proceeds received from these private placements. The total advisory fees and other offering costs related to these issuances in July and August 2019 amounted to approximately $1.5 million, resulting in net proceeds of $22.6 million for the three months ended September 30, 2019. As discussed in Note 4, the completion of these financings resulted in the obligation to make Early Payments of approximately $3.4 million under the License Agreement with Xoma.

Restricted Cash

In connection with the private placement discussed above, one of the investors purchased approximately 13.1 million shares of Common Stock for gross proceeds of $3.8 million. The Company agreed to spend the proceeds for research and development of RZ358 or for the Company’s planned uplisting of its Common Stock to a national stock exchange. For the three months ended September 30, 2019, the Company made qualified expenditures of $0.7 million leaving a restricted cash balance of $3.1 million.

Reverse Stock Split

In August 2019, the Company’s Board of Directors approved a reverse stock split (the “Reverse Stock Split”) that was subject to stockholder approval at a special meeting that was concluded on October 28, 2019. As discussed in Note 13, stockholders approved the proposal whereby the Board of Directors have the ability at any time on or before October 23, 2020 to execute the Reverse Stock Split and set the exchange ratio between 20 and 100 shares of the Company’s outstanding Common Stock, $0.001 par value per share, into one issued and outstanding share of Common Stock, without any change in the par value per share or the number of shares of common stock authorized. If the Reverse Stock Split is subsequently implemented, the number of shares subject to outstanding stock options and warrants will also be adjusted with a corresponding increase in the related exercise prices.

Note 6 — STOCK-BASED COMPENSATION AND WARRANTS

Stock Option Plans

The Company currently has three active stock option plans consisting of the 2015 Non-Qualified Stock Option Plan (the “2015 Plan”), the 2016 Non-Qualified Stock Option Plan, as amended (the “2016 Plan”), and the 2019 Non Qualified Stock Option Plan (the “2019 Plan”). On July 31, 2019, the 2019 Plan was adopted by the Board of Directors and provides authority to grant non-qualified stock options for up to 15.0 million shares of the Company’s Common Stock. The Company also has stock options outstanding to purchase up to approximately 2.2 million shares of Common Stock under the 2014 Stock and Incentive Plan (the “2014 Plan”) that terminated on March 21, 2019. Stock options outstanding under the 2014 Plan expire pursuant to their contractual provisions on various dates in 2021. Presented below is a summary of the number of shares authorized, outstanding, and available for future grants under each of the Company’s stock option plans (in thousands):

	Termination	Number of Shares
Description	Date	Authorized	Outstanding	Available
2014 Plan	March 2019	2,185	2,185	-
2015 Plan	February 2020	6,850	2,610	4,240
2016 Plan	October 2021	28,000	26,630	1,370
2019 Plan	July 2029	15,000	15,000	-
Total		52,035	46,425	5,610

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

July 2019 Grants

On July 31, 2019, the Board of Directors granted stock options for an aggregate of approximately 34.0 million shares of Common Stock to certain officers and employees at an exercise price of $0.29 per share. The closing price of the Company’s shares of Common Stock on the date of grant was approximately $0.21 per share. The option grants were designated for approximately 19.0 million shares under the 2016 Plan and 15.0 million shares under the 2019 Plan. As of July 31, 2019, the number of shares subject to stock options, the related fair value and compensation that was immediately recognized for vested options are as follows (in thousands):

	Time-Based Vesting				Hybrid
	Number of Shares				Vesting
	Vested		Unvested		Shares		Total
Executive officers	3,588	(1)	11,562	(1)(3)	7,550	(2)(3)	22,700
Other employees	921	(1)	6,629	(1)	3,700	(2)	11,250

Total	4,509		18,191		11,250	(6)	33,950

Total fair value	$817	(4)	$3,297	(5)

(1)	Stock options are subject to time-based vesting in two tranches, whereby (i) 25% of such options are immediately exercisable for employees who have been employed by the Company for more than one year, and for employees that have been employed by the Company less than one year, 25% of such options will vest on the one year anniversary of the employee’s start date, and (ii) the remaining 75% of the stock options will vest ratably over a period of 36 months beginning on the vesting date for the initial 25% tranche.

(2)	Stock options that commence vesting upon the achievement of market, performance and service conditions (‘Hybrid” terms). These options will vest ratably over a period of 36 months beginning when all of the following have occurred: (i) the option recipient has been employed by the Company for at least one year, (ii) the Company’s shares of Common Stock have been listed for trading on a national stock exchange, and (iii) such date no later than July 31, 2023, when the Company’s closing stock price exceeds $0.58 per share for 20 trading days in any consecutive 30 day period.

(3)	In August 2019, an executive officer terminated employment which resulted in forfeiture of stock options shown in the table above with time-based vesting for 0.8 million shares and performance vesting for 0.4 million shares.

(4)	Represents the aggregate grant date fair value for stock options that were immediately vested on the grant date, which is included in stock-based compensation expense for the three months ended September 30, 2019.

(5)	Represents the aggregate grant date fair value for stock options that were not immediately vested on the grant date and will be charged to expense from the grant date through the respective vesting dates through July 2023.

(6)	A Monte Carlo valuation model will be used to determine the grant date fair value of these stock options that commence vesting upon the achievement of market, performance and service conditions. The Company has not recognized any expense related to these stock options for the three months ended September 30, 2019, since it is not yet probable that the performance criterion will be achieved. The Company will begin recognizing compensation expense at such time that the performance criterion is achieved and continuing through the end of the requisite service period which will also be determined upon completion of the Monte Carlo valuation.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Options Outstanding

The following table sets forth a summary of the combined stock option activity under all of the Company’s stock option plans for the three months ended September 30, 2019 (shares in thousands):

	Shares	Price (1)	Term (2)
Outstanding, beginning of period	13,865	$1.60	6.4
Granted	33,950	0.29
Forfeited	(1,390)	0.47
Outstanding, end of period	46,425	0.68	8.8

Vested, end of period	16,365	1.27	7.1

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term for the number of years until the stock options expire.

Stock-based compensation expense is included in compensation and benefits under the following captions in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended
	September 30,
	2019	2018
Research and development	$574	$130
General and administrative	820	748

Total	$1,394	$878

Unrecognized stock-based compensation expense related to stock options that provide solely for time-based vesting as of September 30, 2019 is approximately $5.3 million. This amount is expected to be recognized over a remaining weighted average period of 2.4 years. The Company has not completed its Monte Carlo valuation of stock options with hybrid vesting criteria so the related unrecognized compensation has not yet been determined. The three-year vesting period for these stock options commences upon achievement of all three of the market, performance and service conditions discussed above. If the market condition is not achieved by July 31, 2023, the stock options will expire. Unrecognized compensation related to stock options with hybrid vesting criteria will be based on a derived service period and is expected to be recognized starting when it is considered probable that the performance criterion will be achieved.

For the three months ended September 30, 2019, the aggregate fair value of stock options granted for approximately 22.7 million shares of Common Stock that provide solely for time-based vesting, amounted to $4.1 million or approximately $0.18 per share as of the grant date. Fair value was computed using the Black-Scholes-Merton (“BSM”) option-pricing model and will result in the recognition of compensation cost ratably over the expected vesting period of the stock options. For the three months ended September 30, 2019, the fair value of each time-based option was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions:

Valuation Inputs
Fair value of common stock on grant date	$0.21
Exercise price of stock options	0.29
Expected volatility	118%
Risk free interest rate	1.9%
Expected term (years)	6.5
Dividend yield	0%

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Warrants

The Company has issued warrants in conjunction with various debt and equity financings and for services. For the three months ended September 30, 2019, no warrants were granted or exercised. Presented below is a summary of warrant activity for the three months ended September 30, 2019 (shares in thousands):

	Shares	Price (1)	Term (2)
Outstanding, beginning of period	45,997	$1.34	2.3
Warrant expirations	(451)	1.85

Outstanding, end of period	45,546	1.33	2.1

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term for the number of years until the warrants expire.

Note 7 — COMMITMENTS AND CONTINGENCIES

Employment Agreements

As of September 30, 2019, the Company is subject to employment agreements with three executive officers and two employees that provide for aggregate annual base salaries of approximately $1.8 million. In addition, the employment agreements provide for potential annual bonus compensation ranging from 25% to 60% of the officers’ base salaries. In the event the Company terminates employment of the executive officers without cause, severance benefits include (i) between six-months and three years of base salary which range from $280,000 to $490,000, (ii) up to 150% of annual target bonuses applicable to the terminated executive, and (iii) continuation of certain medical and dental benefits. In addition, vesting is generally accelerated for unvested stock options that would have otherwise vested during the period that the severance benefits are paid out.

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations. At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal fees are expensed as incurred.

Note 8 — RELATED PARTY TRANSACTIONS

Equity Issuances

As discussed in Note 5, on July 23, 2019 the New Investors agreed to purchase an aggregate of approximately 69.0 million shares of Common Stock at an issuance price of $0.29 per share for gross proceeds of $20.0 million. This purchase was made pursuant to the terms of the call option that was issued in connection with an equity offering in January 2019. The New Investors currently own an aggregate of approximately 62% of the Company’s outstanding shares of Common Stock.

Master Services Agreement

Effective July 1, 2019, the Company entered into a Master Services Agreement (“MSA”) with the New Investors whereby the Company agreed to assist the New Investors in an evaluation of their long acting growth hormone program referred to as GX-H9. For the three months ended September 30, 2019, the Company charged the New Investors for employee services of $103,000 and reimbursable expenses incurred with unrelated parties of $144,000, for a total of approximately $247,000. This amount is included in Receivables from Related Parties in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2019. In October 2019, the Company collected $125,000 of these receivables. Amounts charged under the MSA for employee services are reflected as a reduction of research and development compensation costs in the accompanying unaudited condensed consolidated statement of operations for the three months ended September 30, 2019.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9 — SUPPLEMENTAL FINANCIAL INFORMATION

Bonuses and Termination of Employment Agreement

On July 31, 2019, the Board of Directors approved cash bonus payments to three executive officers for past services totaling $448,000. The liability is included in accrued compensation and benefits in the consolidated balance sheet as of June 30, 2019. In August 2019, the Company paid the cash bonus payments to the three executive officers. On July 31, 2019, the Company also entered into an employment agreement with an executive officer that provided for an annual base salary of $265,000, which was subsequently terminated in August 2019.

Interest Expense

Between January 2018 and April 2018, the Company entered into convertible note agreements (the “Fiscal 2018 Notes”) for total borrowings of $5.3 million, with interest at 15.0% per annum that was payable at maturity. Debt discount and issuance costs amounted to an aggregate of $3.2 million that was accreted to interest expense using the effective interest method. The Fiscal 2018 Notes plus accrued interest were converted to equity in January 2019. For the three months ended September 30, 2019 and 2018, interest expense was solely attributable to the Fiscal 2018 Notes as follows (in thousands):

	2019	2018
Interest expense at contractual rate	$-	$208
Accretion of discount	-	703
Total interest expense	$-	$911

Depreciation and Amortization

Depreciation and amortization expense related to property and equipment amounted to approximately $3,000 and $25,000 for the three months ended September 30, 2019 and 2018, respectively. Amortization expense related to intangible assets amounted to approximately $2,000 for each of the three months ended September 30, 2019 and 2018.

Restructuring

In April 2018, the Company implemented a restructuring plan to discontinue manufacturing activities in Colorado. The restructuring plan consisted of a reduction in the Company’s workforce by 30 employees, the decision to sell substantially all laboratory equipment and other manufacturing assets, and the decision to begin efforts to terminate operating leases in Colorado. Through June 30, 2018, the Company sold a significant portion of the equipment for proceeds of approximately $1.6 million. For the three months ended September 30, 2018, the Company completed additional sales of furniture, fixtures, and laboratory equipment for proceeds of $187,000. These transactions resulted in a gain on sale of approximately $23,000 for the three months ended September 30, 2018. In December 2018, the Company entered into agreements that resulted in the termination of all operating leases and subleases for facilities in Colorado.

Note 10 — INCOME TAXES

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended September 30, 2019, the Company did not record any income tax benefit due to a full valuation allowance on its deferred tax assets. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three months ended September 30, 2019 and 2018.

Note 11 — EARNINGS PER SHARE

For the three months ended September 30, 2019 and 2018, basic and diluted net loss per share were the same since all common stock equivalents were anti-dilutive. As of September 30, 2019 and 2018, the following potential common stock equivalents outstanding were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

	2019	2018
Stock options	46,425	18,837
Warrants	45,546	45,651

Total	91,971	64,488

Note 12 — FINANCIAL INSTRUMENTS AND SIGNIFICANT CONCENTRATIONS

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

Due to the relatively short maturity of the respective instruments, the fair value of cash and cash equivalents, restricted cash, receivables from related parties, accounts payable and accrued liabilities approximated their carrying values as of September 30, 2019 and June 30, 2019. The Company did not have any assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and June 30, 2019. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three months ended September 30, 2019 and 2018, the Company did not have any transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents at high-quality financial institutions. Cash deposits often exceed the amount of federal insurance provided on such deposits. As of September 30, 2019 and June 30, 2019, the Company had cash, cash equivalents, and restricted cash with a single financial institution with an aggregate balance of $25.2 million and $11.6 million, respectively. The Company has never experienced any losses related to its investments in cash and cash equivalents.

Note 13 — SUBSEQUENT EVENT

The Company held a special meeting of stockholders that concluded on October 28, 2019, whereby the stockholders approved an amendment to the Company’s Certificate of Incorporation to provide authority for the Company’s Board of Directors to subsequently effect a Reverse Stock Split of the Company’s $0.001 par value Common Stock at a ratio ranging between 1-to-20 and 1-to-100. Please refer to Note 5 for additional information about the Reverse Stock Split.

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

Recent Developments

Presented below is a summary of Recent Developments. For additional details, reference is made to the footnotes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report. As discussed further in Note 13, on October 28, 2019, our stockholders approved an amendment to our Certificate of Incorporation to provide authority for the Board of Directors to subsequently effect a Reverse Stock Split of our $0.001 par value Common Stock at a ratio ranging between 1-to-20 and 1-to-100. To date, our Board of Directors has not exercised its authority to effect the Reverse Stock Split.

As discussed further in Note 5, in July 2019 the New Investors exercised their call options, resulting in the issuance of an aggregate of approximately 69.0 million shares of Common Stock at a purchase price of $0.29 per share for gross cash proceeds of $20.0 million. In addition, during July and August 2019 other investors purchased an aggregate of approximately 14.0 million shares of Common Stock at a purchase price of $0.29 per share for gross cash proceeds of approximately $4.1 million. Pursuant to a financial advisory agreement entered into in June 2019, we agreed to pay a fee of 6.0% of the gross proceeds received from these private placements. The total advisory fees and other offering costs related to these issuances in July and August 2019 amounted to approximately $1.5 million, resulting in net proceeds of $22.6 million for the three months ended September 30, 2019.

As discussed further in Note 4, the financings completed in July and August 2019 resulted in our obligation to make Early Payments of approximately $3.4 million under the License Agreement with Xoma. The Early Payments were paid in August 2019 and eliminated the requirement to make Future Cash Payments that would have otherwise been due on September 30, 2020 for $2.0 million and on June 30, 2020 for approximately $1.4 million.

As discussed further in Note 6, in July 2019 we adopted a new stock option plan that provides authority to grant 15.0 million shares of our Common Stock. We granted stock options for an aggregate of approximately 34.0 million shares of Common Stock to our officers and employees at an exercise price of $0.29 per share.

As discussed further in Note 8, we entered into a Master Services Agreement with the New Investors in July 2019, whereby certain of our employees are providing services on behalf of the New Investors. Under this agreement, the New Investors owe us a total of approximately $247,000 for services and reimbursable expenses incurred through September 30, 2019.

For our fiscal year ending June 30, 2020, we have the following objectives to advance our development strategy: (i) initiate the Phase 2b clinical study for RZ358 in the US and/or Europe, (ii) complete the necessary toxicology studies for RZ402 to enable the filing of an IND and the initiation of clinical studies thereafter, and (iii) complete the Phase 1 study for AB101 and explore partnership opportunities. We are also proceeding with our efforts to uplist our Common Stock to a national stock exchange during our fiscal year 2020.

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

Our stated strategy has been to build a metabolic focused biotechnology company by in-licensing compelling compounds that we believe clearly target different diseases where there is an unmet need. In December 2017, we completed the latest phase of this strategy by in-licensing RZ358 from Xoma Corporation. RZ358 is a fully human monoclonal antibody that is currently in Phase 2b clinical development. RZ358 is being developed to treat congenital hyperinsulinism, a devastating ultra-orphan pediatric disease.

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

Key Components of Consolidated Statements of Operations

Research and development expenses. Research and development expenses consist primarily of material manufacturing costs, clinical trial costs and in-licensing costs. Our research and development expenses also include (i) an allocable portion of our cash and stock-based compensation, employee benefits, and consulting costs related to personnel engaged in the design and development of product candidates and other scientific research projects, and (ii) an allocable portion of our facilities and overhead costs related to such personnel.

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

Interest expense.  The components of interest expense include the amount of interest payable in cash at the stated interest rate, and accretion of debt discounts and issuance costs (“DDIC”) using the effective interest method. DDIC arises from the issuance of debt instruments at a discount to the original principal balance, the fair value of warrants issued in connection with a debt instrument, and incremental and direct costs incurred to consummate the financing.

Interest and other income. Interest and other income consist primarily of interest income earned on temporary cash investment, rental income related to subleases that were in effect until December 2018, and gains on changes in the fair value of embedded derivatives that were terminated in January 2019.

Critical Accounting Policies and Significant Judgments and Estimates

Overview

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

With respect to our significant accounting policies that are described in Note 1 to our consolidated financial statements included in Item 8 of our 2019 Form 10-K and in Note 1 of this Report, we believe that the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our unaudited condensed consolidated financial condition and results of operations.

Research and Development

Research and development costs are expensed as incurred. Intangible assets related to in-licensing costs under license agreements with third parties are charged to expense unless we are able to determine that the licensing rights have an alternative future use in other research and development projects or otherwise.

Clinical Trial Accruals

Clinical trial costs are a component of research and development expenses. The Company accrues and expenses clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with clinical research organizations and clinical trial sites. The Company determines the estimates through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.

Nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities, are deferred and recognized as expense in the period that the related goods are delivered, or services are performed.

Stock Options with Market, Performance and Service Conditions

From time to time, we grant stock options with vesting that is dependent on achieving certain market, performance and service criteria. For purposes of recognizing compensation cost, we determine the requisite service period as the longest of the explicit, implicit and derived vesting periods for each of the market, performance and service conditions, respectively. The derived vesting period for market conditions and the estimated fair value of the related stock options will be based on a valuation performed using a Monte Carlo model. Compensation cost is recognized beginning on such date that achievement of the performance criterion is considered probable and continuing through the end of the requisite service period.

If the stock options do not ultimately vest as a result of failure to achieve the service criterion, any previously recognized compensation cost will be reversed for options that never vest. However, if the service and performance criteria are achieved, compensation cost will not be reversed even if the market condition is never achieved.

Valuation of Stock Options and Warrants

We measure the fair value of services received in exchange for all stock options granted based on the fair market value of the award as of the grant date. We compute the fair value of stock options with time-based vesting using the Black-Scholes-Merton (“BSM”) option-pricing model and recognize the cost of the equity awards over the period that services are provided to earn the award. For awards granted which contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized on a straight-line basis over the requisite service period as if the award was, in substance, a single award. We recognize the impact of forfeitures in the period that the forfeiture occurs, rather than estimating the number of awards that are not expected to vest in accounting for stock-based compensation.

Debt

DDIC incurred to obtain new debt financing or modify existing debt financing consists of incremental direct costs incurred for professional fees and due diligence services, and the fair value of warrants issued in connection with the financing. DDIC is accreted to interest expense using the effective interest method.

If we amend our debt arrangements, we evaluate the terms to determine if the amendment should be accounted for as a troubled debt restructuring (“TDR”), a modification or an extinguishment. If we determine that the lender has provided a concession and we are experiencing financial difficulties, we would generally recognize a TDR gain. If we conclude that accounting as a modification is required, then any costs incurred on behalf of the lenders is accounted for as additional DDIC. If we conclude that accounting as an extinguishment is required, we measure the extinguishment charge on the date of the amendment based on the amount by which the fair value of the new debt instrument exceeds the net carrying value of the original debt instrument, and all previously unaccreted issuance costs are charged to expense.

Leases

The Company determines if an arrangement includes a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets, accrued and other current liabilities and other non-current liabilities on the Company's Condensed Consolidated Balance Sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company uses the incremental borrowing rate based on the information available at lease commencement date in determining the present value of future payments. The operating lease ROU asset also excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company has elected not to apply the recognition requirements for short-term leases. For lease agreements with lease and non-lease components, the Company generally accounts for them separately.

Results of Operations

Three Months Ended September 30, 2019 and 2018

Results of operations for the three months ended September 30, 2019 and 2018 reflect net losses of approximately $5.1 million and $3.4 million, respectively. Our unaudited condensed consolidated statements of operations for the three months ended September 30, 2019 and 2018, along with the changes between periods, are presented below (in thousands):

	2019	2018	Change
Operating expenses:
Research and development:
Compensation and benefits, net of related party reimbursements	$1,418	$557	$861
Clinical trial costs	991	3	988
Consulting and outside services	486	47	439
Material manufacturing costs	187	73	114
Facilities and other	152	250	(98)

Total research and development	3,234	930	2,304

General and administrative:
Compensation and benefits	1,336	1,250	86
Professional fees	360	166	194
Facilities and other	249	239	10
Total general and administrative	1,945	1,655	290

Gain on sale of equipment	-	(23)	23

Net operating expenses	5,179	2,562	2,617

Operating loss	(5,179)	(2,562)	(2,617)

Non-operating income (expense):
Interest expense	-	(911)	911
Interest and other income	99	108	(9)

Total non-operating income (expense)	99	(803)	902

Net loss	$(5,080)	$(3,365)	$(1,715)

Presented below is a discussion of the key factors that resulted in changes in our results of operations for these periods.

Revenue. As a clinical stage company, we did not generate any revenue for the three months ended September 30, 2019 and 2018. We are at an early stage of development as a proprietary product specialty pharmaceutical company and we do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. We do not expect to be able to market any of our product candidates for several years.

Research and Development Expenses. Research and development (“R&D”) costs increased from approximately $0.9 million for the three months ended September 30, 2018 to $3.2 million for the three months ended September 30, 2019, an increase of $2.3 million. This increase was primarily attributable to increases in compensation and benefits, clinical trials costs, and consulting and outside services as discussed below.

For the three months ended September 30, 2019, we had an increase of $0.9 million in compensation and benefits for our R&D workforce, which was attributable to an increase of $0.4 million in stock-based compensation expense, and increased salaries and benefits cost of $0.6 million as we added eight employees to our R&D workforce between September 30, 2018 and September 30, 2019. The total increase in compensation and benefits for our R&D workforce amounted to $1.0 million and was partially offset by $0.1 million billed to the New Investors under the Master Services Agreement discussed in Note 8 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

For the three months ended September 30, 2019, we had a $1.0 million increase in clinical trial costs. This increase was due to higher spending for the three months ended September 30, 2019, which consisted of $0.6 million related to RZ358 and $0.4 million for AB101. For the three months ended September 30, 2018, we did not have any material spending related to our clinical trials.

For the three months ended September 30, 2019, consulting and outside services increased from approximately $47,000 for the three months ended September 30, 2018 to $0.5 million for the three months ended September 30, 2019. This increase was due to higher spending for the three months ended September 30, 2019, which consisted of $0.1 million related to RZ358, $0.1 million for RZ402, and $0.2 million for patent defense costs. For the three months ended September 30, 2018, consulting and outside services of $47,000 was primarily comprised of contract laboratory consulting costs of $32,000.

Material manufacturing costs increased from $0.1 million for the three months ended September 30, 2018 to $0.2 million for the three months ended September 30, 2019. This increase was due to higher spending for the three months ended September 30, 2019, which consisted of $0.1 million related to RZ358 and a total of $0.1 million for AB101 and RZ402. For the three months ended September 30, 2018, substantially all of our $0.1 million of material manufacturing costs was related to AB101.

Costs allocable to R&D activities for facilities and other costs decreased from $0.2 million for the three months ended September 30, 2018 to $0.1 million for the three months ended September 30, 2019. The reduction in facilities costs was attributable to our decision to sublease and ultimately terminate our facility leases in Colorado in December 2018.

As discussed below under the caption Liquidity and Capital Resources, we intend to use the proceeds from our recently completed financings to advance our clinical programs and fulfill our development obligations under the amended License Agreement with Xoma, and our milestone payments under the ActiveSite License Agreement entered into in August 2017. Accordingly, we expect to continue increasing our R&D spending over the next 12 months.

General and Administrative Expenses. General and administrative (“G&A”) expenses increased from approximately $1.6 million for the three months ended September 30, 2018 to $1.9 million for the three months ended September 30, 2019, an increase of $0.3 million. This increase was primarily attributable to an increase in professional fees of $0.2 million and compensation and benefits for our administrative and executive workforce of $0.1 million. The increase in professional fees was attributable to higher costs for the filing of our 2019 Form 10-K, costs incurred for our proxy statement to approve the Reverse Stock Split, costs related to our application to uplist to the Nasdaq Capital Market, and incremental professional fees associated with several complex transactions that occurred during the three months ended September 30, 2019. The increase of $0.1 million in compensation and benefits was primarily attributable to an increase in stock-based compensation expense.

Our facilities and other costs amounted to $0.2 million for each of the three months ended September 30, 2019 and 2018. However, the mix of costs in this category changed where facilities costs decreased by $0.1 million and other administrative costs increased by $0.1 million. The reduction in facilities costs was attributable to our decision to sublease and ultimately terminate our facility leases in Colorado in December 2018. The Colorado facilities were replaced by leasing smaller facilities in California and Oregon in 2019 at lower monthly rental costs.

In order to support increases in our planned spending for R&D over the next 12 months, we expect to also increase our G&A spending in comparison to our historical results for the 12 months ended September 30, 2019.

Gain on Sale of Property and Equipment. For the three months ended September 30, 2018, we sold excess laboratory and other equipment from our former facility in Colorado for proceeds of $0.2 million, which resulted in recognition of a gain of $23,000. For the three months ended September 30, 2019, we did not recognize any gains or losses from the sale of property and equipment.

Interest Expense.  Interest expense was approximately $0.9 million for the three months ended September 30, 2018. Due to the repayment of the Fiscal 2018 Notes in January 2019, we did not incur any interest expense for the three months ended September 30, 2019. Interest expense attributable to the Fiscal 2018 Notes for the three months ended September 30, 2018 consisted of accretion of discount of $0.7 million, and interest expense of $0.2 million based on the contractual rate of 15.0%.

Interest and Other Income. Interest and other income decreased from $108,000 for the three months ended September 30, 2018 to $99,000 for the three months ended September 30, 2019, a decrease of $9,000. Interest and other income for the three months ended September 30, 2019 was primarily attributable interest income earned on temporary cash investments. For the three months ended September 30, 2018, interest and other income was primarily attributable to rental income of $89,000 that was derived from subleases that terminated in December 2018, and gains on changes in the fair value of embedded derivatives of $19,000. Effective with the conversion of the Fiscal 2018 Notes to equity in January 2019, we no longer have any embedded derivatives.

Income Taxes. For the three months ended September 30, 2019 and 2018, we did not recognize any income tax benefit due to our net losses and our determination that a full valuation allowance was required for our deferred tax assets.

As of June 30, 2019, we had NOL carryforwards of approximately $81.0 million for U.S. federal income tax purposes, of which approximately $41.0 million does not expire and $40.0 million will begin to expire in 2030. Under provisions of the Internal Revenue Code, substantial changes in ownership may result in limitations on the amount of NOL carryforwards that we can utilize in future years. Due to our recent financing activities, we experienced ownership changes that are expected to result in significant limitations to the future use of our NOL carryforwards. We are in the process of quantifying the extent of such limitations, which could result in our inability to utilize a significant portion of our net operating loss carryforwards that were generated prior to any change of control.

Liquidity and Capital Resources

As of September 30, 2019, we have approximately cash, cash equivalent and restricted cash totaling approximately $25.2 million and working capital was approximately $20.4 million. We have incurred cumulative net losses of $132.0 million since our inception and as a clinical stage company we have not generated any revenue to date. Presented below is a discussion of recent developments for the three months ended September 30, 2019 that have resulted in a significant improvement in our liquidity.

July and August 2019 Financings

In connection with the Series AA offering completed with the New Investors in January 2019, we granted a call option to provide additional financing whereby the New Investors were entitled to elect to purchase up to $20.0 million of our Common Stock at a purchase price equal to the greater of (i) $0.29 per share or (ii) 75% of the volume weighted average closing price (“VWAP”) of the our Common Stock during the thirty consecutive trading days prior to the date of the notice. In June 2019, we entered into a financial advisory agreement to undertake a private placement of (i) the shares of Common Stock issuable under the call option issued to the New Investors for a total of $20.0 million, plus (ii) between approximately $20 million and $30 million of equity or equity equivalent securities to be issued to other investors. On July 23, 2019, we entered into a purchase agreement whereby the New Investors exercised their call option to purchase an aggregate of approximately 69.0 million shares of Common Stock for gross cash proceeds of $20.0 million. Since VWAP for the previous thirty consecutive trading days was $0.20 per share, the New Investors exercised the call option at a purchase price of $0.29 per share.

Pursuant to the financial advisory agreement entered into in June 2019, we issued approximately 14.0 million shares of Common Stock in July and August 2019 to other investors in a private placement. These shares were issued at a purchase price of $0.29 per share and resulted in gross proceeds of approximately $4.1 million. Total advisory fees and other offering costs related to the July and August 2019 financings amounted to approximately $1.5 million, resulting in net proceeds of approximately $22.6 million.

Xoma License Agreement

In January 2019, we entered into an amendment of our License Agreement with Xoma. This amendment eliminated the previous requirement that equity securities would be issued to Xoma upon the closing of a qualified financing in consideration for the payment to Xoma of approximately $5.9 million in cash in February 2019. Additionally, we agreed to make five cash payments to Xoma totaling $8.5 million (the “Future Cash Payments”) in quarterly installments between September 2019 and September 2020. We recognized a liability in January 2019 for the entire $8.5 million of Future Cash Payments.

The amended License Agreement provides that if future qualified financings occur before the Future Cash Payments are fully paid, we are required to pay Xoma 15% of the net proceeds from such financings (“Early Payments”) to be credited against the remaining unpaid Future Cash Payments in the reverse order of their future payment date.  Obligations to make the Future Cash Payments following a qualified financing and the obligations to make Early Payments shall end when the Future Cash Payments are fully paid for the total of $8.5 million.  The completion of equity financings in July and August 2019 for net proceeds of approximately $22.6 million triggered our obligation to make Early Payments of approximately $3.4 million. Presented below is a summary of the amounts payable under the amended License Agreement along with cash payments made for the three months ended September 30, 2019 (in thousands):

	Payable	Cash Activity		Payable
	June 30,	Early	Scheduled	September 30,
Future Payment Date	2019	Payments	Payments	2019
September 30, 2019	$1,500	$-	$(1,500)	$-
December 31, 2019	1,000	-	-	1,000
March 31, 2020	2,000	-	-	2,000
June 30, 2020	2,000	(1,391)	-	609
September 30, 2020	2,000	(2,000)	-	-

Total	$8,500	$(3,391)	$(1,500)	$3,609

The amendment to the License Agreement also revised the amount we are required to expend on development of RZ358 and related licensed products and revised provisions with respect to our diligence efforts in conducting clinical studies. Additionally, upon the future commercialization of RZ358, we will be required to pay royalties to Xoma based on the net sales of the related products.

ActiveSite License Agreement

In August 2017, we entered into a Development and License Agreement with ActiveSite Pharmaceuticals, Inc.  (“ActiveSite”) pursuant to which we acquired the rights to ActiveSite’s Plasma Kallikrein Inhibitor program (“PKI Program”).  We are planning to use the PKI Program to develop, file, manufacture, market and sell products for diabetic macular edema and other human therapeutic indications. The ActiveSite License Agreement requires various milestone payments ranging from $1.0 million to $10.0 million when milestone events occur, up to an aggregate of $36.0 million of aggregate milestone payments. The first milestone payment for $1.0 million would be due after completion of the preclinical work and submission of an IND application to the FDA for AB101, which we are attempting to complete in calendar year 2020. We will also be required to pay royalties equal to 2.0% of any sales of products that use the PKI Program, up to a maximum of $10.0 million in total royalty payments. Through September 30, 2019, no milestone payments and royalties have been incurred.

Planned Spending

As a result of the equity financings completed in July and August 2019, we believe our existing cash balance of $25.2 million as of September 30, 2019, is adequate to carry out planned activities at least through November 2020. Our contractual obligations and other planned spending for the period from October 2019 through November 2020 include (i) contractual licensing obligations of $3.6 million to Xoma, (ii) planned spending on clinical programs of approximately $10.5 million to initiate a Phase 2b program for RZ358 in the U.S. and/or Europe, completion of the necessary toxicology studies for RZ402 to enable the filing of an IND and initiation of clinical studies, and completion of an ongoing Phase 1 study for AB101 along with related milestone payments, and (iii) net spending on compensation, benefits, rent, and public company costs for auditing and professional fees for approximately $8.9 million. Our planned spending on clinical programs includes $3.1 million of restricted cash that we are required to spend on development of RZ358 or our planned uplisting of our Common Stock to a national stock exchange.

We expect to continue to pursue equity and/or debt financings to provided funding for planned activities for the fiscal year ending June 30, 2021 and beyond. To the extent that additional funding is obtained during the remainder of the fiscal year ending June 30, 2020, we plan to accelerate timing to complete clinical trials and other research and development activities which would result in increased spending. However, we have the flexibility to delay clinical programs to ensure that adequate capital resources are available. There are no assurances that we will be able to obtain any additional financing. Even if additional financing sources are available, they may not be pursued if the terms are not acceptable to us.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the three months ended September 30, 2019 and 2018 (in thousands):

	2019	2018	Change
Net cash provided by (used in):
Operating activities	$(8,929)	$(1,432)	$(7,497)
Investing activities	-	187	(187)
Financing activities	22,571	-	22,571

Cash Flows Used in Operating Activities

For the three months ended September 30, 2019 and 2018, cash flows used in operating activities amounted to $8.9 million and $1.4 million, respectively. The key components in the calculation of our cash used in operating activities are as follows (in thousands):

	2019	2018	Change
Net loss	$(5,080)	$(3,365)	$(1,715)
Non-cash expenses	1,401	1,613	(212)
Non-cash gains	-	(42)	42
Changes in operating assets and liabilities, net	(5,250)	362	(5,612)

Total	$(8,929)	$(1,432)	$(7,497)

For the three months ended September 30, 2019, our net loss was $5.1 million compared to $3.4 million for the three months ended September 30, 2018. For further discussion about changes in our operating results for the three months ended September 30, 2019 and 2018, please refer to Results of Operations above.

For the three months ended September 30, 2019, non-cash expenses of $1.4 million was primarily attributable to stock-based compensation expense. For the three months ended September 30, 2018, non-cash expenses totaled $1.6 million, which consisted of stock-based compensation expense of $0.9 million, and accretion of debt discounts and issuance costs related to the Fiscal 2018 Notes of $0.7 million.

We did not have any non-cash gains for the three months ended September 30, 2019. For the three months ended September 30, 2018, non-cash gains consisted of a gain from the sale of equipment at our former Colorado facility of $23,000, and a gain of $19,000 on the change in fair value of embedded derivatives related to the Fiscal 2018 Notes which were converted to equity in January 2019.

For the three months ended September 30, 2019, net changes in operating assets and liabilities used operating cash flow of $5.3 million which was primarily due to a $4.9 million decrease in payables to Xoma under the amended License Agreement, a decrease in accrued compensation and other liabilities of $1.0 million, and an increase in related party receivables under our Master Services Agreement of $0.2 million. These uses of operating cash flow totaled $6.1 million and were partially offset by an increase in accounts payable of $0.8 million and a decrease in prepaid expenses and other assets of $0.1 million.

For the three months ended September 30, 2018, net changes in operating assets and liabilities resulted in operating cash flow of $0.4 million which was primarily due to an increase in accounts payable and accrued expenses of $0.2 million, and an increase in accrued interest on the Fiscal 2018 Notes of $0.2 million.

Cash Flows Provided by Investing Activities

We did not have any cash flows from investing activities for the three months ended September 30, 2019. Net cash provided by investing activities for the three months ended September 30, 2018 amounted to $0.2 million which was attributable to proceeds from the sale of equipment that was no longer needed as a result of the termination of the leases for our former facilities in Colorado.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2019 amounted to $22.6 million. This amount consisted of (i) $20.0 million received from the New Investors in July 2019 for the purchase of approximately 69.0 million shares of Common Stock at a purchase price of $0.29 per share and (ii) $4.1 million received from other investors in July and August 2019 for the purchase of approximately 14.0 million shares of our Common Stock at a purchase price of $0.29 per share. The gross proceeds from these equity issuances totaled $24.1 million and was partially offset by fees of $1.5 million under a financial advisory agreement to result in net proceeds of $22.6 million. For the three months ended September 30, 2018, we did not have any financing cash flows.

Recent Accounting Pronouncements

Please refer to Note 1 to the consolidated financial statements included in Part I, Item 1 of this Report regarding the impact of certain accounting pronouncements on our unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet transactions for the periods covered by this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that assessment under those criteria, our management has determined that, at September 30, 2019, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

The material weaknesses identified by management were that (1) due to our limited number of employees, we have not adequately segregated certain duties, (2) we have not implemented measures that would prevent employees from overriding the internal control system, (3) one employee was responsible for complex accounting issues without additional internal reviews, and (4) we did not have effective review controls over financial reporting and related disclosures in accordance with U.S. GAAP and SEC rules and regulations. Beginning in the three months ended March 31, 2019, we began mitigating these weaknesses through hiring additional employees and engaging a consulting firm to supplement our technical accounting and financial reporting resources.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

Certain factors exist which may affect the Company’s business and could cause actual results to differ materially from those expressed in any forward-looking statements. Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in Item 1.A. Risk Factors of our 2019 Form 10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Our ability to uplist our common stock to the NASDAQ Capital Market is contingent on us meeting applicable initial listing criteria.

We have applied for our common stock to be listed on the NASDAQ Capital Market, a national securities exchange. Each exchange requires companies desiring to list their common stock to meet certain listing criteria including total number of stockholders; minimum stock price, total value of public float, and in some cases total shareholders’ equity and market capitalization. Our failure to meet such applicable listing criteria could prevent us from listing our common stock on either exchange. In the event we are unable to uplist our common stock, our common stock will continue to trade on the OTCQB market, which is generally considered less liquid and more volatile than a national securities exchange. Our failure to uplist our common stock could make it more difficult for you to trade our common stock, could prevent our common stock trading on a frequent and liquid basis and could result in the value of our common stock being less than it would be if we were able to uplist

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable issuances of unregistered shares of the Company's equity securities other than as reported in the Company’s Current Reports on Form 8-K filed with the SEC on July 30, 2019 and August 13, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits

10.1*	Master Services Agreement with Genexine, Inc. and Handok, Inc., effective as of July 1, 2019
31.1*	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS*	XBRL Instance Document
101.SC*	XBRL Taxonomy Extension Schema
101.CA*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LA*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REZOLUTE, INC.

Date: November 14, 2019	By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Keith Vendola
Keith Vendola
Chief Financial Officer
(Principal Financial and Accounting Officer)