Form 10-Q
period 2019-12-31
Rezolute, Inc.
filed 2020-02-12
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

The registrant had 293,320,891 shares of its $0.001 par value common stock outstanding as of February 7, 2020.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Rezolute, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,	June 30,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$18,182	$11,573
Restricted cash	1,530	-
Prepaid expenses and other	257	571
Total current assets	19,969	12,144

Right-of-use assets, net	497	-
Property and equipment, net	38	44
Intangible assets, net	26	29
Lease security deposits	35	35
Total assets	$20,565	$12,252

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,253	$563
Accrued liabilities:
Compensation and benefits	800	790
Other	641	526
Current portion of license fees payable to Xoma	2,609	6,500
Current portion of operating lease liabilities	239	-
Total current liabilities	5,542	8,379

Operating lease liabilities, net of current portion	287	-
Other non-current liabilities	48	121
License fees payable to Xoma, net of current portion	-	2,000
Total liabilities	5,877	10,500

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred Stock, $0.001 par value; 20,000 shares authorized, no shares issued	-	-
Common Stock, $0.001 par value, 500,000 shares authorized; 293,321 and 210,390 shares issued and outstanding as of December 31, 2019 and June 30, 2019, respectively	293	210
Additional paid-in capital	153,044	128,445
Accumulated deficit	(138,649)	(126,903)
Total stockholders' equity	14,688	1,752
Total liabilities and stockholders' equity	$20,565	$12,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Operating expenses:
Research and development:
Compensation and benefits, net of related party reimbursements	$1,750	$372	$3,168	$929
Clinical trial costs	1,922	1	2,913	4
Consulting and outside services	972	126	1,458	173
Material manufacturing costs	254	472	441	545
Facilities and other	140	338	292	588
Total research and development	5,038	1,309	8,272	2,239

General and administrative:
Compensation and benefits	981	1,382	2,317	2,632
Professional fees	273	99	633	265
Facilities and other	428	292	677	531
Total general and administrative	1,682	1,773	3,627	3,428
Loss on sale of equipment	-	46	-	23
Impairment of long-lived assets	-	33	-	33
Total operating expenses	6,720	3,161	11,899	5,723
Operating loss	(6,720)	(3,161)	(11,899)	(5,723)

Non-operating income (expense):
Interest and other income	54	287	153	395
Interest expense	-	(1,288)	-	(2,199)
Net loss	$(6,666)	$(4,162)	$(11,746)	$(7,527)

Net loss per common share - basic and diluted	$(0.02)	$(0.07)	$(0.04)	$(0.12)

Weighted average number of common shares outstanding - basic and diluted	293,321	62,124	282,277	62,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except per share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Six Months Ended December 31, 2019:
Balances, June 30, 2019	210,390	$210	$128,445	$(126,903)	$1,752
Stock-based compensation	-	-	2,059	-	2,059
Fair value of warrants issued to consultants for services	-	-	73	-	73
Issuance of common stock for cash:
Related parties at $0.29 per share	68,966	69	19,931	-	20,000
Other investors at $0.29 per share	13,965	14	4,036	-	4,050
Advisory fees and other offering costs	-	-	(1,500)	-	(1,500)
Net loss	-	-	-	(11,746)	(11,746)

Balances, December 31, 2019	293,321	$293	$153,044	$(138,649)	$14,688

Six Months Ended December 31, 2018:
Balances, June 30, 2018	62,166	$62	$90,161	$(94,184)	$(3,961)
Stock-based compensation	-	-	1,694	-	1,694
Fair value of warrants issued to consultants for services	-	-	6	-	6
Shareholder surrender of shares for no consideration	(300)	-	-	-	-
Net loss	-	-	-	(7,527)	(7,527)
Balances, December 31, 2018	61,866	$62	$91,861	$(101,711)	$(9,788)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	December 31,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(11,746)	$(7,527)
Stock-based compensation expense	2,059	1,694
Depreciation and amortization expense	9	42
Fair value of warrants issued for services	73	6
Accretion of debt discount and issuance costs	-	1,581
Impairment of long-lived assets	-	33
Loss on sale of equipment	-	23
Gain on lease termination	-	(168)
Gain from change in fair value of embedded derivatives	-	(74)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other assets	423	249
Increase in accounts payable	690	337
Increase (decrease) in accrued liabilities	(28)	721
Decrease in license fees payable to Xoma	(5,891)	-
Net cash used in operating activities	(14,411)	(3,083)

Cash Flows Provided by Investing Activities:
Proceeds from sale of equipment	-	195

Cash Flows From Financing Activities:
Proceeds from issuance of Common Stock:
Related parties	20,000	-
Other investors	4,050	-
Payments for advisory fees and other offering costs	(1,500)	-
Proceeds from Series AA financing exclusivity payment	-	1,500
Net cash provided by financing activities	22,550	1,500

Net increase (decrease) in cash, cash equivalents and restricted cash	8,139	(1,388)
Cash, cash equivalents and restricted cash, beginning of period	11,573	1,646
Cash, cash equivalents and restricted cash, end of period	$19,712	$258

Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents, end of period	$18,182	$258
Restricted cash, end of period	1,530	-

Cash, cash equivalents and restricted cash, end of period	$19,712	$258

Supplementary Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnote disclosures necessary for a comprehensive presentation of financial position, results of operations, and cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three and six months ended December 31, 2019 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the fiscal year ending June 30, 2020.

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

Reclassifications

Certain amounts in the previously issued comparative interim financial statements for the three and six months ended December 31, 2018 have been reclassified to conform to the current interim financial statement presentation. These reclassifications had no effect on the previously reported net loss, working capital, cash flows and stockholders’ equity (deficit).

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Stock Options with Market, Performance and Service Conditions

The Company has granted stock options with vesting that is dependent on achieving certain market, performance and service conditions (“Hybrid Options”). For purposes of recognizing compensation cost, the Company determines the requisite service period as the longest of the derived, implicit and explicit vesting periods for each of the market, performance and service conditions, respectively. Compensation cost will be recognized beginning on such date that achievement of the performance condition is considered probable and continuing through the end of the requisite service period. Determination of the requisite service period and valuation of the Hybrid Options using the Black-Scholes-Merton (“BSM”) option-pricing model will be calculated on the date that the performance condition is considered probable. If the Hybrid Options do not ultimately vest as a result of failure to achieve a service condition, any previously recognized compensation cost will be reversed.

Leases

The Company determines if an arrangement includes a lease as of the date an agreement is entered into. Operating leases are included in right-of-use (“ROU”) assets and operating lease liabilities in the Company's Condensed Consolidated Balance Sheets. ROU assets and operating lease liabilities are initially recognized based on the present value of the future minimum lease payments at the commencement date of the lease. The Company generally uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The Company's leases may include options to extend or terminate the lease; these options are included in the calculation of ROU assets and operating lease liabilities when it is reasonably certain that the Company will exercise the options. Lease expense is recognized on a straight-line basis over the lease term. The Company has elected not to apply the recognition requirements for short-term leases. For lease agreements with lease and non-lease components, the Company generally accounts for them separately.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements

Recently Adopted Standards. The following accounting standards were adopted during the six months ended December 31, 2019:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2016-02, Leases (Topic 842). This ASU requires the Company to recognize right-of-use assets and operating lease liabilities on the balance sheet and also disclose key information about leasing arrangements. On July 1, 2019, the Company adopted this new standard using the modified retrospective approach in accordance with Leases - Targeted Improvements (ASU No. 2018-11). The Company elected the package of practical expedients permitted under the transition guidance within ASU No. 2018-11, which among other things, allowed the Company to carry forward the historical lease classification of those leases in place as of July 1, 2019. The impact of adoption resulted in the recognition of right-of-use assets and operating lease liabilities for the discounted present value of the future lease payments on leases that were in effect on July 1, 2019, as follows (in thousands):

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

In June 2018, the FASB issued ASU 2018-07, "Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. The new standard does not apply to warrants issued to a lender or investor in a financing transaction. The Company adopted ASU 2018-07 effective July 1, 2019. Prior to the adoption of ASU 2018-07, the Company accounted for stock options and warrants granted to non-employees based on the fair value of the goods and services, or the equity instrument, whichever could be measured more reliably. If fair value of the equity instrument was more reliably determined, fair value of the equity instrument was required to be re-measured until the performance commitment date was achieved, which resulted in the recognition of subsequent changes in fair value. Under the new standard, the fair value of the goods and services acquired from non-employees is solely determined using the fair value of the equity instruments issued and measurement of fair value is fixed on the grant date. The Company also made an accounting policy election to recognize the impact of forfeitures of non-employee awards in the period that the forfeiture occurs. The impact of adopting this standard was immaterial to the Company’s unaudited condensed consolidated financial statements.

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 — Liquidity

The Company is in the clinical stage and has not yet generated any revenues. For the fiscal year ended June 30, 2019, the Company incurred a net loss of $30.4 million and net cash used in operating activities amounted to $15.3 million. For the six months ended December 31, 2019, the Company incurred a net loss of $11.7 million and net cash used in operating activities amounted to $14.4 million. As of December 31, 2019, the Company had an accumulated deficit of $138.6 million. As of December 31, 2019, the Company had cash, cash equivalents and restricted cash of $19.7 million and total liabilities of $5.9 million.

As discussed in Note 5, in July and August 2019 the Company received aggregate net proceeds of approximately $22.6 million from the issuance of approximately 82.9 million shares of Common Stock to investors in a private placement. Management believes the Company’s existing cash, cash equivalents and restricted cash balance of $19.7 million will be adequate to carry out currently planned activities through February 2021. The Company has flexibility to delay clinical programs, if necessary, to ensure that adequate capital resources are available to fund activities for the next 12 months. Therefore, if additional financing is not obtained by the second quarter of calendar year 2020, management plans to delay clinical spending and reduce discretionary spending in order to ensure that the Company’s most important clinical initiatives continue to be funded for the next 12 months. Management believes it has the ability to effectively manage these expenditures to enable the Company to have sufficient liquidity to operate through February 2021. The Company expects to continue pursuing equity and/or debt financings to provide funding for clinical programs and other planned activities for the foreseeable future. There are no assurances that the Company will be able to obtain additional financing equity offerings and bank financings in the future. Even if these financing sources are available, they may be on terms that are not acceptable to management and the Company’s stockholders.

Note 3 — RIGHT-OF-USE ASSETS

As discussed in Note 1, the Company adopted ASU 2016-02, Leases (Topic 842) effective July 1, 2019. As of July 1, 2019, the Company had two leases in effect, consisting of (i) a lease for its headquarters location in Redwood City, California that was entered into on January 25, 2019, that provides for monthly rent of approximately $21,000 through the expiration date in March 2022, and (ii) a lease for office space in Bend, Oregon entered into on February 7, 2019, that provides for monthly rent of approximately $2,700 through the expiration date in February 2021. The impact of adoption of ASU 2016-02 resulted in the recognition of right-of-use ("ROU") assets for $0.6 million and operating lease liabilities for the discounted present value of the future lease payments on these leases of approximately $0.6 million. For the three and six months ended December 31, 2019, under ASC 842 the Company had operating lease expense of approximately $71,000 and $129,000, respectively. For the three and six months ended December 31, 2018, under the previous lease accounting standard the Company had operating lease expense of approximately $151,000 and $303,000, respectively.

The Company determined the operating lease liability of approximately $633,000 as of July 1, 2019 based upon a discount rate of 10.0% and assuming that the Company will not exercise its option to extend the headquarters lease for an additional three years. The discount rate represents the Company’s estimated incremental borrowing rate for debt with similar lender rights as the underlying operating lease terms.

Balance Sheet Presentation

As of December 31, 2019 and on the adoption date of July 1, 2019, the carrying value of ROU assets and operating lease liabilities are as follows (in thousands):

	December 31,	July 1,
	2019	2019
Right-of-Use Assets, net	$497	$605

Operating Lease Liabilities:
Current	$239	$227
Long-term	287	406

Total	$526	$633

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of December 31, 2019, the weighted average remaining lease term under operating leases was 2.1 years, and the weighted average discount rate for operating lease liabilities was 10.0%. For the six months ended December 31, 2019, cash paid for amounts included in the measurement of operating lease liabilities amounted to $136,000, which is included in net cash used in operating activities in the unaudited condensed consolidated statement of cash flows.

Future Lease Payments

Future payments under operating lease agreements as of December 31, 2019 are as follows (in thousands):

Fiscal year ending June 30,
Remainder of fiscal year 2020	$139
2021	272
2022	170
Total lease payments	581
Less imputed interest	(55)

Present value of operating lease liabilities	$526

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

The amended License Agreement provides that if future qualified financings occur before the Future Cash Payments are fully paid, the Company is required to pay Xoma 15% of the net proceeds from such financings (“Early Payments”) to be credited against the remaining unpaid Future Cash Payments in the reverse order of their future payment date.  Obligations to make the Future Cash Payments following a qualified financing and the obligations to make Early Payments shall end when the Future Cash Payments are fully paid for the total of $8.5 million.  As discussed in Note 5, the Company completed equity financings for net proceeds of approximately $22.6 million in July and August 2019, which resulted in the obligation to make Early Payments of approximately $3.4 million. Presented below is a summary of the amounts payable under the amended License Agreement along with cash payments made for the six months ended December 31, 2019 (in thousands):

	Balance	Cash Payments		Balance
	June 30,	Early	Scheduled	December 31,
Scheduled Payment Date	2019	Payments	Payments	2019
September 30, 2019	$1,500	$-	$(1,500)	$-
December 31, 2019	1,000	-	(1,000)	-
March 31, 2020	2,000	-	-	2,000
June 30, 2020	2,000	(1,391)	-	609
September 30, 2020	2,000	(2,000)	-	-

Total	8,500	$(3,391)	$(2,500)	2,609
Less long-term portion of payable	(2,000)			-

Current portion of payable	$6,500			$2,609

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

As of December 31, 2019, Xoma owns approximately 8.1 million shares of the Company’s Common Stock. The License Agreement provides Xoma with the right and option to require the Company to use its best efforts to facilitate orderly sales of the shares to a third party or purchase the shares (the “Put Option”). Xoma may exercise the Put Option for up to a total of 2.5 million shares of Common Stock for the calendar year ending December 31, 2020, and up to an additional 2.5 million shares thereafter. If Xoma exercises the Put Option, the Company is required to use its best efforts to assist Xoma in facilitating the sale of shares to third-party purchasers or purchase the shares for its own account. The price per share under the Put Option is equal to the average of the closing bid and asked prices of the Common Stock on the date the Put Option is exercised.

ActiveSite License Agreement

On August 4, 2017, the Company entered into a Development and License Agreement with ActiveSite Pharmaceuticals, Inc.  (“ActiveSite”) pursuant to which the Company acquired the rights to ActiveSite’s Plasma Kallikrein Inhibitor program (“PKI Portfolio”).  The Company is initially using the PKI Portfolio to develop an oral PKI therapeutic for diabetic macular edema (RZ402) and may use the PKI Portfolio to develop other therapeutics for different indications. The ActiveSite License Agreement requires various milestone payments ranging from $1.0 million to $10.0 million when milestone events occur, up to $46.5 million of aggregate milestone payments. The first milestone payment for $1.0 million is due after completion of the preclinical work and submission of an Initial Drug Application, or IND, to the U.S. Food and Drug Administration. The Company is also required to pay royalties equal to 2.0% of any sales of products that use the PKI Portfolio. Through December 31, 2019, no events occurred that would result in the requirement to make milestone payments and no royalties have been incurred.

Note 5 — STOCKHOLDERS’ EQUITY (DEFICIT)

Changes in Stockholders’ Equity (Deficit)

For changes in stockholders’ equity (deficit) for the six months ended December 31, 2019 and 2018, please refer to the unaudited condensed consolidated statements of stockholders’ equity (deficit) on page 3. The following table presents changes in stockholders’ equity for the three months ended December 31, 2019 and 2018:

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Three Months Ended December 31, 2019:
Balances, September 30, 2019	293,321	$293	$152,308	$(131,983)	$20,618
Stock-based compensation	-	-	665	-	665
Fair value of warrants issued to consultants for services	-	-	71	-	71
Net loss	-	-	-	(6,666)	(6,666)

Balances, December 31, 2019	293,321	$293	$153,044	$(138,649)	$14,688

Three Months Ended December 31, 2018:
Balances, September 30, 2018	62,166	$62	$91,044	$(97,549)	$(6,443)
Stock-based compensation	-	-	816	-	816
Fair value of warrants issued to consultants for services	-	-	1	-	1
Shareholder surrender of shares for no consideration	(300)	-	-	-	-
Net loss	-	-	-	(4,162)	(4,162)

Balances, December 31, 2018	61,866	$62	$91,861	$(101,711)	$(9,788)

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

On June 19, 2019, the Company entered into a financial advisory agreement to undertake a private placement (the “Private Placement”) of (i) the shares of Common Stock issuable under the call option issued to the New Investors for a total of $20.0 million, plus (ii) $10 million of equity or equity equivalent securities to be issued to other investors. On July 23, 2019, the Company entered into a purchase agreement whereby the New Investors exercised their call option to purchase an aggregate of approximately 69.0 million shares of Common Stock for gross cash proceeds of $20.0 million. Since VWAP for the previous thirty consecutive trading days was $0.20 per share, the New Investors exercised the call option at a purchase price of $0.29 per share. In addition, during July and August 2019 other investors purchased an aggregate of approximately 14.0 million shares of Common Stock at a purchase price of $0.29 per share for gross cash proceeds of $4.1 million. Pursuant to the financial advisory agreement, the Company agreed to pay a fee of 6.0% of the gross proceeds received from these private placements. The total advisory fees and other offering costs related to these issuances in July and August 2019 amounted to approximately $1.5 million, resulting in net proceeds of $22.6 million for the six months ended December 31, 2019. As discussed in Note 4, the completion of these financings resulted in the obligation to make Early Payments of approximately $3.4 million under the License Agreement with Xoma. With the closing of the Private Placement, under the terms of the financial advisory agreement until August 2020, the financial advisors have a right of first refusal to serve as Joint Bookrunners or Joint Placement Agents in any offering the Company undertakes.

Restricted Cash

In connection with the private placement discussed above, one of the investors purchased approximately 13.1 million shares of Common Stock for gross proceeds of $3.8 million. The Company agreed to spend the proceeds for research and development of RZ358 or for the Company’s planned uplisting of its Common Stock to a national stock exchange. For the three and six months ended December 31, 2019, the Company made qualified expenditures of $1.6 million and $2.3 million, respectively. As of December 31, 2019, the restricted cash balance amounted to $1.5 million.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Reverse Stock Split

In August 2019, the Company’s Board of Directors approved a reverse stock split (the “Reverse Stock Split”) that was subject to stockholder approval at a special meeting that was concluded on October 28, 2019. Stockholders approved the proposal whereby the Board of Directors has the ability at any time on or before October 23, 2020 to execute the Reverse Stock Split and set the exchange ratio between 20 and 100 shares of the Company’s outstanding Common Stock, $0.001 par value per share, into one issued and outstanding share of Common Stock, without any change in the par value per share or the number of shares of common stock authorized. As of the date of this Report, the Board of Directors has not taken action to effect the Reverse Stock Split. If the Reverse Stock Split is subsequently implemented, the number of shares subject to outstanding stock options and warrants will also be adjusted with a corresponding increase in the related exercise prices.

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

	Termination	Number of Shares
Description	Date	Authorized	Outstanding	Available
2014 Plan	March 2019	2,185	2,185	-
2015 Plan	February 2020	6,850	4,605	2,245
2016 Plan	October 2021	28,000	26,231	1,769
2019 Plan	July 2029	15,000	15,000	-
Total		52,035	48,021	4,014

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

	Time-Based Vesting				Unvested
	Number of Shares				Hybrid
	Vested		Unvested		Options		Total
Executive officers	3,588	(1)	11,562	(1)(3)	7,550	(2)(3)	22,700
Other employees	921	(1)	6,629	(1)	3,700	(2)	11,250

Total	4,509		18,191		11,250	(6)	33,950

Total fair value	$817	(4)	$3,297	(5)

(1)	Stock options are subject to time-based vesting in two tranches, whereby (i) 25% of such options are immediately exercisable for employees who have been employed by the Company for more than one year, and for employees that have been employed by the Company less than one year, 25% of such options will vest on the one year anniversary of the employee’s start date, and (ii) the remaining 75% of the stock options will vest ratably over a period of 36 months beginning on the vesting date for the initial 25% tranche.

(2)	Stock options that commence vesting upon the achievement of market, performance and service conditions (‘Hybrid Options”). These options will vest ratably over a period of 36 months beginning when all of the following have occurred: (i) the option recipient has been employed by the Company for at least one year, (ii) the Company’s shares of Common Stock have been listed for trading on a national stock exchange, and (iii) such date no later than July 31, 2023, when the Company’s closing stock price exceeds $0.58 per share for 20 trading days in any consecutive 30 day period.

(3)	In August 2019, an executive officer terminated employment which resulted in forfeiture of stock options shown in the table above with time-based vesting for 0.8 million shares and Hybrid Options for 0.4 million shares.

(4)	Represents the aggregate grant date fair value for stock options that were immediately vested on the grant date, which is included in stock-based compensation expense for the six months ended December 31, 2019.

(5)	Represents the aggregate grant date fair value for stock options that were not immediately vested on the grant date and will be charged to expense from the grant date through the respective vesting dates through July 2023.

(6)	The Company has not recognized any expense related to these stock options for the three and six months ended December 31, 2019, since it is not yet probable that the performance condition will be achieved. The Company will begin recognizing compensation expense at such time that the performance condition is probable and continuing through the end of the requisite service period. Determination of the requisite service period and valuation of the Hybrid Options will be calculated on the date that the performance condition is considered probable.

In November 2019, the Company granted an additional 1,995,000 shares to certain employees, a director and members of the scientific advisory board at an exercise price of $0.29. These options were granted under the 2015 Plan, vest ratably over periods ranging from 36 to 48 months and expire ten years after the grant date. The estimated fair value of these stock options was $0.2 million as of the grant date.

Stock Options Outstanding

The following table sets forth a summary of the combined stock option activity under all of the Company’s stock option plans for the six months ended December 31, 2019 (shares in thousands):

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Shares	Price (1)	Term (2)
Outstanding, beginning of period	13,865	$1.60	6.4
Granted	35,945	0.29
Forfeited	(1,789)	0.43
Outstanding, end of period	48,021	0.66	8.6

Vested, end of period	17,237	1.20	7.0

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term for the number of years until the stock options expire.

Stock-based compensation expense is included in compensation and benefits under the following captions in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Research and development	$351	$61	$925	$191
General and administrative	314	755	1,134	1,503
Total	$665	$816	$2,059	$1,694

Unrecognized stock-based compensation expense related to stock options that provide solely for time-based vesting as of December 31, 2019 is approximately $4.8 million. This amount is expected to be recognized over a remaining weighted average period of 2.2 years. Unrecognized compensation cost has not yet been determined for an aggregate of 11,250,000 shares for the Hybrid Options since the valuation is required to be performed on the date that the performance condition becomes probable. However, based on preliminary estimates using the BSM option-pricing model, management believes the aggregate fair value will be approximately $2.0 million before adjusting for forfeitures.

For the six months ended December 31, 2019, the aggregate fair value of stock options granted for approximately 24.7 million shares of Common Stock that provide solely for time-based vesting, amounted to $4.3 million or approximately $0.18 per share as of the grant date. Fair value was computed using the BSM option-pricing model and will result in the recognition of compensation cost ratably over the expected vesting period of the stock options. For the six months ended December 31, 2019, the fair value of each time-based option was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions:

Valuation Inputs
Fair value of common stock on grant date	$0.21
Exercise price of stock options	0.29
Expected volatility	118%
Risk free interest rate	1.9%
Expected term (years)	6.5
Dividend yield	0%

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Warrants

The Company has issued warrants in conjunction with various debt and equity financings and for services. For the three and six months ended December 31, 2019, no warrants were exercised. Presented below is a summary of warrant activity for the six months ended December 31, 2019 (shares in thousands):

	Shares		Price (1)	Term (2)
Outstanding, beginning of period	45,997		$1.34	2.3
Warrants issued for consulting services	700	(3)	0.29
Warrant expirations	(361)		1.90
Outstanding, end of period	46,336		1.32	1.9

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term for the number of years until the warrants expire.

(3)	Represents warrants granted for consulting services in November 2019 with an expiration date in November 2024. The fair value the warrants of $67,000 was determined using the BSM model. Since the warrants were immediately vested, this entire amount is included in consulting and outside services under research and development expenses for the three and six months ended December 31, 2019. Key assumptions for the valuation of these warrants included the closing price of the Company’s shares of common stock of $0.13 on the grant date, the exercise price of $0.29 per share, historical volatility of 119%, and an expected term of 5 years.

Note 7 — COMMITMENTS AND CONTINGENCIES

Commitments

Please refer to Notes 4 and 5 for further discussion of commitments to make milestone payments and to pay royalties under license agreements, and to make certain qualified expenditures related to the Company’s restricted cash balance.

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations. At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal fees are expensed as incurred.

Note 8 — RELATED PARTY TRANSACTIONS

Equity Issuances

As discussed in Note 5, on July 23, 2019 the New Investors agreed to purchase an aggregate of approximately 69.0 million shares of Common Stock at an issuance price of $0.29 per share for gross proceeds of $20.0 million. This purchase was made pursuant to the terms of the call option that was issued in connection with an equity offering in January 2019 that resulted in gross proceeds of $25.0 million. The New Investors currently own an aggregate of approximately 62% of the Company’s outstanding shares of Common Stock.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Master Services Agreement

Effective July 1, 2019, the Company entered into a Master Services Agreement (“MSA”) with the New Investors whereby the Company agreed to assist the New Investors in an evaluation of their long acting growth hormone program referred to as GX-H9. For the six months ended December 31, 2019, the Company charged the New Investors for employee services of $103,000 and reimbursable expenses incurred with unrelated parties of $144,000, for a total of approximately $247,000. As of December 31, 2019, the Company had collected all of these receivables. Amounts charged under the MSA for employee services are reflected as a reduction of research and development compensation costs in the accompanying unaudited condensed consolidated statement of operations for the six months ended December 31, 2019.

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

Interest and Other Income

Interest and other income are as follows for the three and six months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Interest income	$54	$-	$153	$-
Gain on lease termination	-	168	-	168
Gain from change in fair value of embedded derivatives	-	55	-	74
Rental income	-	64	-	153
Total	$54	$287	$153	$395

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

For the three and six months ended December 31, 2019, the Company did not record any income tax benefit due to a full valuation allowance on its deferred tax assets. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three and six months ended December 31, 2019 and 2018.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 11 — EARNINGS PER SHARE

For the three and six months ended December 31, 2019 and 2018, basic and diluted net loss per share were the same since all common stock equivalents were anti-dilutive. As of December 31, 2019 and 2018, the following outstanding potential common stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

	2019	2018
Stock options	48,021	18,701
Warrants	46,194	45,666
Total	94,215	64,367

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

Level 2—Other than quoted prices included in Level 1 that are observable for the asset and liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability.

Level 3—Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at measurement date.

Due to the relatively short maturity of the respective instruments, the fair value of cash and cash equivalents, restricted cash, receivables from related parties, accounts payable and accrued liabilities approximated their carrying values as of December 31, 2019 and June 30, 2019. The Company did not have any assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and June 30, 2019. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three and six months ended December 31, 2019 and 2018, the Company did not have any transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents at high-quality financial institutions. For the six months ended December 31, 2019, cash deposits have exceeded the amount of federal insurance provided on such deposits. As of December 31, 2019 and June 30, 2019, the Company had cash, cash equivalents, and restricted cash with a single financial institution with an aggregate balance of $19.7 million and $11.6 million, respectively. The Company has never experienced any losses related to its investments in cash and cash equivalents.

Note 13 — SUBSEQUENT EVENT

In January 2020, the Company’s Board of Directors approved bonus payments to the Company’s executive officers and employees for a total of approximately $0.7 million. These bonuses related to services performed during 2019. Accordingly, the Company recognized this amount as compensation expense for the three and six months ended December 31, 2019.

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

General

At Rezolute we are developing therapies to address metabolic and rare diseases. We have two development programs in our pipeline including our lead program, RZ358, which is a human monoclonal antibody that has been developed to counteract the effects of congenital hyperinsulinism (CHI) which is a rare, genetic, pediatric endocrine disorder that leads to the inappropriate secretion of the hormone insulin by the pancreas. High levels of insulin in the blood result in episodes of low blood sugar (hypoglycemia) with associated suppression of ketone bodies, the only other potential source of fuel to the glucose-dependent brain. With high potency and selectivity to an allosteric site on the insulin receptor, RZ358 counteracts the effects of elevated insulin at its target tissues by diminishing the binding and downstream signaling of insulin at its receptor.

On February 10, 2020, we announced that we initiated the RIZE study (RZ358-606), a Phase 2b clinical trial of RZ358, in patients with CHI. We have screened the first patient and expect to make significant enrollment progress to enable attainment of mid-study results over the coming year. This multi-center, open-label, repeat-dose study will assess the safety, tolerability and efficacy of RZ358 in patients who are at least two years old with CHI and who have residual hypoglycemia that is inadequately controlled on existing therapies. In addition to safety and pharmacokinetic evaluations, continuous glucose monitoring and self-monitored blood glucose will be utilized to evaluate several glycemic efficacy endpoints. We intend to enroll four sequential dosing cohorts, each with six to eight patients, starting at a dose of 3 mg/kg and increasing to as high as 12 mg/kg in the final cohort, as needed and tolerated. RZ358 will be administered weekly for the first month and then bi-weekly for the second month, for a total treatment duration of 8 weeks. The study is being conducted at leading CHI centers by Rezolute and its global study partners.

Our second pipeline candidate is RZ402, an oral plasma kallikrein inhibitor (PKI), that is in development to address diabetic macular edema. We have completed GLP and GMP manufacturing of RZ402 and are in the process of completing monkey and rodent toxicology studies to support the filing of an IND and the advancement of the program into the clinic. We are currently planning on filing the IND for RZ402 mid-2020 and to initiate and complete a Phase 1 study in healthy volunteers prior to the end of the year.

In addition to advancing our two pipeline candidates in 2020, we are proceeding with our efforts to uplist our Common Stock to a national stock exchange and seek to expand our shareholder base.

Recent Developments

Presented below is a summary of Recent Developments. For additional details, reference is made to the footnotes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

As discussed further in Note 5 to our interim financial statements, on October 28, 2019, our stockholders approved an amendment to our Certificate of Incorporation to provide authority for the Board of Directors to subsequently effect a Reverse Stock Split of our $0.001 par value Common Stock at a ratio ranging between 1-to-20 and 1-to-100. To date, our Board of Directors has not exercised its authority to effect the Reverse Stock Split.

As discussed further in Note 5 to our interim financial statements, in July 2019 the New Investors exercised their call options, resulting in the issuance of an aggregate of approximately 69.0 million shares of Common Stock at a purchase price of $0.29 per share for gross cash proceeds of $20.0 million. In addition, during July and August 2019 other investors purchased an aggregate of approximately 14.0 million shares of Common Stock at a purchase price of $0.29 per share for gross cash proceeds of approximately $4.1 million. Pursuant to a financial advisory agreement entered into in June 2019, we agreed to pay a fee of 6.0% of the gross proceeds received from these private placements. The total advisory fees and other offering costs related to these issuances in July and August 2019 amounted to approximately $1.5 million, resulting in net proceeds of $22.6 million for the six months ended December 31, 2019.

As discussed further in Note 4 to our interim financial statements, the financings completed in July and August 2019 resulted in our obligation to make Early Payments of approximately $3.4 million under the License Agreement with Xoma. The Early Payments were paid in August 2019 and eliminated the requirement to make Future Cash Payments that would have otherwise been due on September 30, 2020 for $2.0 million and on June 30, 2020 for approximately $1.4 million.

As discussed further in Note 6 to our interim financial statements, in July 2019 we adopted a new stock option plan that provides authority to grant 15.0 million shares of our Common Stock. For the six months ended December 31, 2019, we granted stock options for an aggregate of approximately 35.9 million shares of Common Stock to our executive officers and employees at an exercise price of $0.29 per share.

In the fourth quarter of calendar year 2019 we completed a Phase 1 first-in-human clinical study of AB101, a potential ultra long-acting insulin. The study evaluated three different dose levels of AB101, administered as subcutaneous doses in sequential ascending dose cohorts of 4 to 8 patients per cohort, in patients with Type 1 diabetes mellitus on background continuous insulin by pump. In addition to evaluating safety, tolerability, and extended pharmacokinetics, the effects of AB101 on glucose utilization were evaluated using the hyperinsulinemic euglycemic clamp technique (glucose infusion rate), changes in background insulin requirements, and both fasting and continuous glucose monitoring, in order to characterize the extended time-action pharmacodynamic profile of AB101.

The study was initiated with the first cohort at a low starting dose with the intent of conservatively evaluating the safety of a single dose of ultra long-acting insulin. This cohort was completed in the second half of calendar year 2017 and demonstrated good safety without any evidence of sudden insulin release. Further, given the initial low dose, no pharmacologic effect was observed. Following the completion of corporate financing activities, we resumed the study in the second quarter of calendar 2019 by conducting two additional dosing cohorts. The additional cohorts spanned a significant and interpretable dose range and were high enough to draw definitive conclusions across the totality of the study. In cohorts 2 and 3, overall good safety and tolerability was observed without sudden insulin release, and notably a slow onset and sustained level of insulin in the body for a period of seven days or more. Further, there was clear insulin activity as evaluated by the pharmacodynamic endpoints described above.  However, we also observed that the absorption and overall time profile was variable between patients. Additionally, in order to achieve the observed pharmacodynamic effects, we had to evaluate dose levels that were higher than originally anticipated which required splitting the single dose into 2 or 3 injections.

From a safety, regulatory, and commercial perspective, it is our belief that these combined findings (absorption-time profile and dose volume) indicate that additional formulation development is required. Given our business model, we do not intend to invest further in the program and instead hope to find a pharmaceutical development partner. No assurance can be given that a partner will be identified or that we will be successful in licensing AB101 to a third party on favorable terms.

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

In December 2019, we received top-line results in our Phase 1 clinical study related to AB101 where we determined that additional formulation adjustments are required before further clinical activities are undertaken. Consistent with our stated strategy, we are now actively seeking participation by industry partners to out-license AB101 for further development. Accordingly, our future expenditures for AB101 are expected to be insignificant.

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

Stock Options with Market, Performance and Service Conditions

We have granted stock options with vesting conditions that are dependent on achieving certain market, performance and service conditions (“Hybrid Options”). For purposes of recognizing compensation cost, we determine the requisite service period as the longest of the derived, implicit and explicit vesting periods for each of the market, performance and service conditions, respectively. Compensation cost will be recognized beginning on such date that achievement of the performance condition is considered probable and continuing through the end of the requisite service period. Determination of the requisite service period and valuation of the Hybrid Options using the Black-Scholes-Merton (“BSM”) option-pricing model will be calculated on the date that the performance condition is considered probable. If the Hybrid Options do not ultimately vest as a result of failure to achieve a service condition, any previously recognized compensation cost will be reversed.

Valuation of Stock Options and Warrants

We measure the fair value of services received in exchange for all stock options granted based on the fair market value of the award as of the grant date. We compute the fair value of stock options with time-based vesting using the BSM option-pricing model and recognize the cost of the equity awards over the period that services are provided to earn the award. For awards granted which contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized on a straight-line basis over the requisite service period as if the award was, in substance, a single award. We recognize the impact of forfeitures in the period that the forfeiture occurs, rather than estimating the number of awards that are not expected to vest in accounting for stock-based compensation.

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

Leases

We determine if an arrangement includes a lease as of the date we enter into an agreement. Operating leases are included in right-of-use (“ROU”) assets, and operating lease liabilities in our Condensed Consolidated Balance Sheets. ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments as of the lease commencement date. We generally use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. Our leases may include options to extend or terminate the lease; the calculation of ROU assets and operating lease liabilities gives effect to these options when we believe it is reasonably certain that the options will be exercised. Lease expense is recognized on a straight-line basis over the lease term. We have elected not to apply the recognition requirements for short-term leases. For lease agreements with lease and non-lease components, we generally account for them separately.

Results of Operations

Overview. Due to inadequate funding in 2018, we implemented a restructuring plan in April 2018 to discontinue manufacturing activities in Colorado. The restructuring plan included a reduction in the Company’s workforce by 30 employees, the decision to sell substantially all laboratory equipment and other manufacturing assets, the decision to begin efforts to terminate operating leases in Colorado, and the suspension of our clinical program activities until such time as adequate financing was obtained. Beginning in January 2019 and continuing through August 2019, we obtained approximately $49 million of additional financing which allowed us to hire additional employees and resume activities on clinical programs. Accordingly, as discussed below our operating expenses have increased significantly for the three and six months ended December 31, 2019.

Three Months Ended December 31, 2019 and 2018

Results of operations for the three months ended December 31, 2019 and 2018 reflect net losses of approximately $6.7 million and $4.2 million, respectively. Our unaudited condensed consolidated statements of operations for the three months ended December 31, 2019 and 2018, along with the changes between periods, are presented below (in thousands):

	2019	2018	Change
Operating expenses:
Research and development:
Compensation and benefits, net	$1,750	$372	$1,378
Clinical trial costs	1,922	1	1,921
Consulting and outside services	972	126	846
Material manufacturing costs	254	472	(218)
Facilities and other	140	338	(198)
Total research and development	5,038	1,309	3,729

General and administrative:
Compensation and benefits	981	1,382	(401)
Professional fees	273	99	174
Facilities and other	428	292	136
Total general and administrative	1,682	1,773	(91)
Loss on sale of equipment	-	46	(46)
Impairment of long-lived assets	-	33	(33)
Net operating expenses	6,720	3,161	3,559
Operating loss	(6,720)	(3,161)	(3,559)

Non-operating income (expense):
Interest and other income	54	287	(233)
Interest expense	-	(1,288)	1,288
Net loss	$(6,666)	$(4,162)	$(2,504)

Presented below is a discussion of the key factors that resulted in changes in our results of operations for these periods.

Revenue. As a clinical stage company, we did not generate any revenue for the three months ended December 31, 2019 and 2018. We are at an early stage of development as a proprietary product specialty pharmaceutical company and we do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. We do not expect to be able to market any of our product candidates for several years.

Research and Development Expenses. Our research and development (“R&D”) expenses increased from approximately $1.3 million for the three months ended December 31, 2018 to $5.0 million for the three months ended December 31, 2019, an increase of $3.7 million. This increase was primarily attributable to increases in compensation and benefits, clinical trials costs, and consulting and outside services as discussed below.

For the three months ended December 31, 2019, we had an increase of $1.4 million in compensation and benefits for our R&D workforce, which was attributable to (i) calendar year 2019 bonus expense of $0.4 million, (ii) increased salaries and benefits cost of $0.4 million as we added an average of ten employees to our R&D workforce, (iii) an increase of $0.3 million in stock-based compensation expense, and (iv) our R&D employees did not perform administrative and financing-related functions in 2019, whereas $0.2 million was allocated to G&A expenses for the three months ended December 31, 2018, but is included in R&D expenses for the three months ended December 31, 2019.

For the three months ended December 31, 2019, we had a $1.9 million increase in our clinical trial costs. This increase included $1.6 million for the initiation of the Phase 2 clinical program for RZ358 where we expect to begin enrolling patients over the next several months. For the three months ended December 31, 2019, we also incurred $0.3 million, primarily for contract research costs in our AB101 first-in-human Phase 1 study for which we received top-line results in December 2019. We believe that additional formulation development is required before advancing AB101 further in the clinic, and we are actively seeking participation by industry partners to continue development. For the three months ended December 31, 2018, we did not have any material spending related to our clinical trials.

Consulting and outside services increased from approximately $0.1 million for the three months ended December 31, 2018 to $1.0 million for the three months ended December 31, 2019, an increase of $0.9 million. This increase consisted primarily of contract laboratory consulting services related to RZ402 for $0.7 million and $0.1 million for non-clinical services related to RZ358. The increased spending for consulting and outside services was associated with and supported our increased clinical spending. For the three months ended December 31, 2018, consulting and outside services of $0.1 million was primarily for contract laboratory consulting costs.

Material manufacturing costs decreased from $0.5 million for the three months ended December 31, 2018 to $0.3 million for the three months ended December 31, 2019. For the three months ended December 31, 2019 and 2018, our material manufacturing costs were exclusively related to RZ358. We expect our material manufacturing costs will increase as our clinical programs proceed through development.

Costs allocable to R&D activities for facilities and other costs decreased from $0.3 million for the three months ended December 31, 2018 to $0.1 million for the three months ended December 31, 2019. The reduction in facilities costs was primarily attributable to our decision to sublease and ultimately terminate our facility leases in Colorado in December 2018.

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

General and Administrative Expenses. General and administrative (“G&A”) expenses decreased from approximately $1.8 million for the three months ended December 31, 2018 to $1.7 million for the three months ended December 31, 2019, a decrease of $0.1 million. This decrease was primarily attributable to a decrease in compensation and benefits for our administrative and executive workforce of $0.4 million, partially offset by increases in professional fees of $0.2 million and facilities and other of $0.1 million.

The decrease of $0.4 million in compensation and benefits was primarily attributable to a decrease of $0.4 million in stock-based compensation expense. Stock-based compensation decreased since certain stock options were either forfeited or became fully vested by December 2018, resulting in no further compensation expense after that date. The favorable impact from these stock options amounted to $0.5 million and was partially offset by incremental compensation cost of $0.1 million associated with stock option grants in July and November 2019.

Cash-based compensation for our administrative and executive workforce increased from $0.6 million for the three months ended December 31, 2018 to $0.7 million for the three months ended December 31, 2019, an increase of $0.1 million. This increase was due to calendar year 2019 bonuses of $0.2 million and an increase in compensation of $0.1 million primarily due to the addition of two accounting and finance employees. These increases in cash-based compensation and benefits totaled $0.3 million and were partially offset by a reduction of $0.2 million for compensation and benefits of four R&D employees that were performing administrative and financing-related functions in 2018, and these allocations were no longer needed for the three months ended December 31, 2019.

For the three months ended December 31, 2019, the increase in professional fees of $0.2 million was attributable to higher consulting costs of $0.1 million for information technology and quarterly financial reporting services and higher costs of $0.1 million for investor relations and incremental consulting costs related to our application to uplist to a national stock exchange.

Our facilities and other costs increased from $0.3 million for the three months ended December 31, 2018 to $0.4 million for the three months ended December 31, 2019. This increase of $0.1 million was primarily due to the final personal property tax assessment related to our prior operations in Colorado.

In order to support increases in our planned spending for R&D over the next 12 months, we expect to also increase our G&A spending in comparison to our historical results during 2019.

Loss on Sale and Impairment of Property and Equipment. For the three months ended December 31, 2018, we sold excess laboratory and other equipment from our former facility in Colorado for nominal proceeds, which resulted in the recognition of a loss of $46,000. As we prepared to vacate the facility in December 2018, we also determined that the remaining cost of the equipment and leasehold improvements was impaired by $33,000. For the three months ended December 31, 2019, we did not recognize any impairment of long-lived assets or losses from the sale of property and equipment.

Interest Expense.  Interest expense was approximately $1.3 million for the three months ended December 31, 2018. Interest expense attributable to the Fiscal 2018 Notes for the three months ended December 31, 2018 consisted of accretion of discount of $0.9 million, and interest expense of $0.4 million based on the contractual rate of 15.0%. Due to the repayment of the Fiscal 2018 Notes in January 2019, we did not incur any interest expense for the three months ended December 31, 2019.

Interest and Other Income. Interest and other income decreased from $0.3 million for the three months ended December 31, 2018 to $0.1 million for the three months ended December 31, 2019, a decrease of $0.2 million. Interest and other income for the three months ended December 31, 2019 was solely attributable interest income earned on temporary cash investments. For the three months ended December 31, 2018, interest and other income included a gain of $0.2 million from the termination of our lease and sublease agreements in Colorado, and a gain of $0.1 million for embedded derivatives related to the Fiscal 2018 Notes. Effective with the conversion of the Fiscal 2018 Notes to equity in January 2019, we no longer have any embedded derivatives.

Income Taxes. For the three months ended December 31, 2019 and 2018, we did not recognize any income tax benefit due to our net losses and our determination that a full valuation allowance was required for our deferred tax assets.

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

Six Months Ended December 31, 2019 and 2018

Results of operations for the six months ended December 31, 2019 and 2018 reflect net losses of approximately $11.7 million and $7.5 million, respectively. Our unaudited condensed consolidated statements of operations for the six months ended December 31, 2019 and 2018, along with the changes between periods, are presented below (in thousands):

	2019	2018	Change
Operating expenses:
Research and development:
Compensation and benefits, net	$3,168	$929	$2,239
Clinical trial costs	2,913	4	2,909
Consulting and outside services	1,458	173	1,285
Material manufacturing costs	441	545	(104)
Facilities and other	292	588	(296)
Total research and development	8,272	2,239	6,033

General and administrative:
Compensation and benefits	2,317	2,632	(315)
Professional fees	633	265	368
Facilities and other	677	531	146
Total general and administrative	3,627	3,428	199
Loss on sale of equipment	-	23	(23)
Impairment of long-lived assets	-	33	(33)
Net operating expenses	11,899	5,723	6,176
Operating loss	(11,899)	(5,723)	(6,176)

Non-operating income (expense):
Interest and other income	153	395	(242)
Interest expense	-	(2,199)	2,199
Net loss	$(11,746)	$(7,527)	$(4,219)

Presented below is a discussion of the key factors that resulted in changes in our results of operations for these periods.

Revenue. As a clinical stage company, we did not generate any revenue for the six months ended December 31, 2019 and 2018. We are at an early stage of development as a proprietary product specialty pharmaceutical company and we do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. We do not expect to be able to market any of our product candidates for several years.

Research and Development Expenses. R&D costs increased from approximately $2.2 million for the six months ended December 31, 2018 to $8.3 million for the six months ended December 31, 2019, an increase of $6.0 million. This increase was attributable to increases in compensation and benefits, clinical trials costs, and consulting and outside services as discussed below.

For the six months ended December 31, 2019, we had an increase of $2.2 million in compensation and benefits for our R&D workforce, which was attributable to an increase of $0.7 million in stock-based compensation expense and an increase in cash-based compensation and benefits of $1.5 million. The increase of $1.5 million in cash-based compensation and benefits for our R&D workforce was attributable to (i) increased salaries and benefits cost of $0.8 million as we added an average of ten employees to our R&D workforce, (ii) calendar year 2019 bonus expense of $0.4 million, and (iii) our R&D employees did not perform administrative and financing-related functions in 2019, whereas $0.4 million was allocated to G&A expenses for the six months ended December 31, 2018, but is included in R&D expenses for the six months ended December 31, 2019. The total increases in cash-based compensation and benefits for our R&D workforce amounted to $1.6 million and was partially offset by $0.1 million billed to the New Investors under the Master Services Agreement discussed in Note 8 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

For the six months ended December 31, 2019, we had a $2.9 million increase in our clinical trial costs. This increase included $2.2 million for the initiation of Phase 2 clinical testing for RZ358 where we expect to begin enrolling patients over the next several months. For the six months ended December 31, 2019, we also incurred $0.7 million, primarily for contract research costs in our AB101 first-in-human Phase 1 study for which we received top-line results in December 2019. For the six months ended December 31, 2018, we did not have any material spending related to our clinical trials.

Consulting and outside services increased from approximately $0.2 million for the six months ended December 31, 2018 to $1.5 million for the six months ended December 31, 2019, an increase of $1.3 million. This increase consisted of contract laboratory consulting services related to RZ402 for $0.8 million, general R&D consulting of $0.2 million, and quality and non-clinical services related to RZ358 for $0.2 million. The increased spending for consulting and outside services was associated with and supported our increased clinical spending. For the six months ended December 31, 2018, consulting and outside services of $0.2 million was primarily for contract laboratory consulting costs.

Material manufacturing costs decreased from $0.5 million for the six months ended December 31, 2018 to $0.4 million for the six months ended December 31, 2019. For the six months ended December 31, 2019 and 2018, our material manufacturing costs were exclusively related to RZ358.

Costs allocable to R&D activities for facilities and other costs decreased from $0.6 million for the six months ended December 31, 2018 to $0.3 million for the six months ended December 31, 2019. The reduction in facilities costs accounted for $0.2 million of this decrease, which was primarily attributable to our decision to sublease and ultimately terminate our facility leases in Colorado in December 2018.

General and Administrative Expenses. General and administrative (“G&A”) expenses increased from $3.4 million for the six months ended December 31, 2018 to $3.6 million for the six months ended December 31, 2019, an increase of $0.2 million. For the six months ended December 31, 2019, compensation and benefits for our administrative and executive workforce decreased by $0.3 million, whereas professional fees increased by $0.4 million and facilities and other increased by $0.1 million.

Compensation and benefits decreased from approximately $2.6 million for the six months ended December 31, 2018 to $2.3 million for the six months ended December 31, 2019. The decrease in compensation and benefits of $0.3 million consisted of a decrease of $0.4 million in stock-based compensation expense, and an increase of $0.1 million in cash-based compensation expense. Stock-based compensation decreased since certain stock options were forfeited or became fully vested by December 2018, resulting in no further compensation expense after that date. The favorable impact from expiring and forfeited stock options amounted to $1.2 million and was partially offset by incremental compensation cost of $0.8 million associated with new stock option grants in July and November 2019 for our administrative and executive workforce.

The mix of cash-based compensation and benefits costs changed for 2019 where we had increases due to (i) calendar year 2019 bonuses of $0.2 million, (ii) higher compensation and benefits costs of $0.1 million, primarily due to the addition of two accounting and finance employees, and (iii) severance and recruiting costs of $0.2 million. These increases in cash-based compensation and benefits totaled $0.5 million and were partially offset by a reduction of $0.4 million for compensation and benefits of four R&D employees that were performing administrative and financing-related functions in 2018, and these allocations were no longer needed for the six months ended December 31, 2019.

Professional fees increased by $0.4 million for the six months ended December 31, 2019. This increase in professional fees was primarily attributable to legal and consulting fees incurred for (i) our proxy statement and Special Meeting of Stockholders to approve the Reverse Stock Split, (ii) investor relations and fees related to our application to uplist to a national stock exchange, (iii) several complex transactions reported in our annual and quarterly SEC filings, and (iv) a registration statement filed with the SEC.

Our facilities and other costs increased from $0.5 million for the six months ended December 31, 2018 to $0.7 million for the six months ended December 31, 2019. This increase of $0.2 million was primarily due to the final personal property tax assessment related to our prior operations in Colorado.

Loss on Sale and Impairment of Property and Equipment. For the six months ended December 31, 2018, we sold excess laboratory and other equipment from our former facility in Colorado for $0.2 million, which resulted in the recognition of a loss of $23,000. As we prepared to vacate the facility in December 2018, we also determined that the remaining cost of the equipment and leasehold improvements was impaired by $33,000. For the six months ended December 31, 2019, we did not recognize any impairment of long-lived assets or losses from the sale of property and equipment.

Interest Expense.  Interest expense was approximately $2.2 million for the six months ended December 31, 2018. Interest expense attributable to the Fiscal 2018 Notes for the six months ended December 31, 2018 consisted of accretion of discount of $1.6 million, and interest expense of $0.6 million based on the contractual rate of 15.0%. Due to the repayment of the Fiscal 2018 Notes in January 2019, we did not incur any interest expense for the six months ended December 31, 2019.

Interest and Other Income. Interest and other income decreased from $0.4 million for the six months ended December 31, 2018 to $0.2 million for the six months ended December 31, 2019, a decrease of $0.2 million. Interest and other income for the six months ended December 31, 2019 was solely attributable interest income earned on temporary cash investments for $0.2 million. For the six months ended December 31, 2018, interest and other income consisted of (i) a gain of $0.2 million from the termination of our lease and sublease agreements in Colorado, (ii) a gain of $0.1 million for embedded derivatives related to the Fiscal 2018 Notes, and (iii) an increase in rental income from subleases of $0.1 million. Effective with the conversion of the Fiscal 2018 Notes to equity in January 2019, we no longer have any embedded derivatives.

Income Taxes. For the six months ended December 31, 2019 and 2018, we did not recognize any income tax benefit due to our net losses and our determination that a full valuation allowance was required for our deferred tax assets.

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

Liquidity and Capital Resources

As of December 31, 2019, we have cash, cash equivalent and restricted cash totaling approximately $19.7 million and working capital was approximately $14.4 million. We have incurred cumulative net losses of $138.6 million since our inception and as a clinical stage company we have not generated any revenue to date. Presented below is a discussion of recent developments for the six months ended December 31, 2019 that have resulted in a significant improvement in our liquidity.

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

The amended License Agreement provides that if future qualified financings occur before the Future Cash Payments are fully paid, we are required to pay Xoma 15% of the net proceeds from such financings (“Early Payments”) to be credited against the remaining unpaid Future Cash Payments in the reverse order of their future payment date.  Obligations to make the Future Cash Payments following a qualified financing and the obligations to make Early Payments shall end when the Future Cash Payments are fully paid for the total of $8.5 million.  The completion of equity financings in July and August 2019 for net proceeds of approximately $22.6 million triggered our obligation to make Early Payments of approximately $3.4 million. Presented below is a summary of the amounts payable under the amended License Agreement along with cash payments made for the six months ended December 31, 2019 (in thousands):

	Balance	Cash Payments		Balance
	June 30,	Early	Scheduled	December 31,
Future Payment Date	2019	Payments	Payments	2019
September 30, 2019	$1,500	$-	$(1,500)	$-
December 31, 2019	1,000	-	(1,000)	-
March 31, 2020	2,000	-	-	2,000
June 30, 2020	2,000	(1,391)	-	609
September 30, 2020	2,000	(2,000)	-	-

Total	$8,500	$(3,391)	$(2,500)	$2,609

The amendment to the License Agreement also revised the amount we are required to expend on development of RZ358 and related licensed products, and revised provisions with respect to our diligence efforts in conducting clinical studies. Additionally, upon the future commercialization of RZ358, we will be required to pay royalties to Xoma based on the net sales of the related products.

ActiveSite License Agreement

In August 2017, we entered into a Development and License Agreement with ActiveSite Pharmaceuticals, Inc.  (“ActiveSite”) pursuant to which we acquired the rights to ActiveSite’s Plasma Kallikrein Inhibitor program (“PKI Program”).  We are planning to use the PKI Program to develop, file, manufacture, market and sell products for diabetic macular edema and other human therapeutic indications. The ActiveSite License Agreement requires various milestone payments ranging from $1.0 million to $10.0 million when milestone events occur, up to an aggregate of $46.5 million of aggregate milestone payments. The first milestone payment for $1.0 million would be due after completion of the preclinical work and submission of an Initial Drug Application, or IND, to the U.S. Food and Drug Administration for RZ402, which we are attempting to complete in calendar year 2020. We will also be required to pay royalties equal to 2.0% of any sales of products that use the PKI Program. Through December 31, 2019, no events occurred that would result in the requirement to make milestone payments and no royalties have been incurred.

Planned Spending

As a result of equity financings completed in July and August 2019, we believe our existing cash balance of $19.7 million as of December 31, 2019, will be adequate to carry out currently planned activities at least through October 2020. We have the flexibility to delay our clinical programs, if necessary, to ensure that adequate capital resources are available to fund activities for the next 12 months. Therefore, if additional financing is not obtained by the second quarter of calendar year 2020, we plan to delay clinical spending and reduce substantially all discretionary spending in order to ensure that our most important clinical initiatives continue to be funded for the next 12 months. We believe we have the ability to effectively manage these expenditures to enable us to have sufficient liquidity to operate through February 2021. We expect to continue pursuing equity and/or debt financings to provide funding for clinical programs and other planned activities for the foreseeable future. There are no assurances that we will be able to obtain any additional financing. Even if additional financing sources are available, they may not be pursued if the terms are not acceptable to us. Our planned spending on clinical programs includes $1.5 million of restricted cash that we are required to spend on development of RZ358 and our planned uplisting of our Common Stock to a national stock exchange.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the six months ended December 31, 2019 and 2018 (in thousands):

	2019	2018	Change
Net cash provided by (used in):
Operating activities	$(14,411)	$(3,083)	$(11,328)
Investing activities	-	195	(195)
Financing activities	22,550	1,500	21,050

Cash Flows Used in Operating Activities

For the six months ended December 31, 2019 and 2018, cash flows used in operating activities amounted to $14.4 million and $3.1 million, respectively. The key components in the calculation of our cash used in operating activities are as follows (in thousands):

	2019	2018	Change
Net loss	$(11,746)	$(7,527)	$(4,219)
Non-cash expenses	2,141	3,379	(1,238)
Non-cash gains	-	(242)	242
Changes in operating assets and liabilities, net	(4,806)	1,307	(6,113)

Total	$(14,411)	$(3,083)	$(11,328)

For the six months ended December 31, 2019, our net loss was $11.7 million compared to $7.5 million for the six months ended December 31, 2018. For further discussion about changes in our operating results for the six months ended December 31, 2019 and 2018, please refer to Results of Operations above.

For the six months ended December 31, 2019, substantially all of our non-cash expenses of $2.1 million were attributable to stock-based compensation expense. For the six months ended December 31, 2018, non-cash expenses totaled $3.4 million, which included stock-based compensation expense of approximately $1.7 million and accretion of debt discounts and issuance costs related to the Fiscal 2018 Notes of $1.6 million.

We did not have any non-cash gains for the six months ended December 31, 2019. For the six months ended December 31, 2018, non-cash gains consisted of a gain of $0.2 million from the termination of our leases and subleases at our former Colorado facility and a gain of $0.1 million on the change in fair value of embedded derivatives related to the Fiscal 2018 Notes.

For the six months ended December 31, 2019, net changes in operating assets and liabilities reduced operating cash flow by $4.8 million which was primarily due to a $5.9 million decrease in payables to Xoma under the amended License Agreement. This use of operating cash flow was partially offset by an increase in accounts payable of $0.7 million, and a decrease in prepaid expenses and other assets of $0.4 million.

For the six months ended December 31, 2018, net changes in operating assets and liabilities increased operating cash flow by $1.3 million, which was due to an increase in accounts payable of $0.3 million, an increase in accrued expenses of $0.7 million, and a decrease in prepaid expenses and other assets of $0.3 million.

Cash Flows Provided by Investing Activities

We did not have any cash flows from investing activities for the six months ended December 31, 2019. Net cash provided by investing activities for the six months ended December 31, 2018 amounted to $0.2 million, which was attributable to proceeds from the sale of equipment that was no longer needed as a result of the termination of the leases for our former facilities in Colorado.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2019 amounted to $22.6 million. This amount consisted of (i) $20.0 million received from the New Investors in July 2019 for the purchase of approximately 69.0 million shares of Common Stock at a purchase price of $0.29 per share and (ii) $4.1 million received from other investors in July and August 2019 for the purchase of approximately 14.0 million shares of our Common Stock at a purchase price of $0.29 per share. The gross proceeds from these equity issuances totaled $24.1 million and was partially offset by fees of $1.5 million under a financial advisory agreement to result in net proceeds of $22.6 million.

Net cash provided by financing activities for the six months ended December 31, 2018 amounted to $1.5 million. In December 2018, the New Investors expressed interest in investing in the Company and affirmed their intent to enter into exclusive diligence and negotiations regarding a potential equity financing. In December 2018, the New Investors provided an exclusivity payment for $1.5 million in exchange for our agreement to cease any and all discussions and negotiations with all other third parties. In January 2019, the New Investors decided to proceed and closing of the Series AA Financing occurred on January 30, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that assessment under those criteria, our management has determined that, at December 31, 2019, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

Certain factors exist which may affect the Company’s business and could cause actual results to differ materially from those expressed in any forward-looking statements. Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in Item 1.A. Risk Factors of our 2019 Form 10-K, in Part II, Item 1A of our quarterly report for the fiscal quarter ended September 30, 2019, and the risk factor discussed below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable issuances of unregistered shares of the Company's equity securities for the period covered by this Report.

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

REZOLUTE, INC.

Date: February 12, 2020	By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer
(Principal Executive Officer)

Date: February 12, 2020	By:	/s/ Keith Vendola
Keith Vendola
Chief Financial Officer
(Principal Financial and Accounting Officer)