Form 10-Q
period 2020-03-31
Rezolute, Inc.
filed 2020-05-14
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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

The registrant had 293,320,891 shares of its $0.001 par value common stock outstanding as of May 11, 2020.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements included or incorporated by reference in this Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	projected operating or financial results, including anticipated cash flows used in operations;

•	expectations regarding capital expenditures, research and development expense and other payments;

•	our expectation that the disruptive impact of the COVID-19 pandemic (“COVID-19”) on our business and ability to obtain additional financing will be temporary;

•	our beliefs and assumptions relating to our liquidity position, including our ability to obtain additional financing;

•	our ability to obtain regulatory approvals for our pharmaceutical drugs and diagnostics; and

•	our future dependence on third party manufacturers or strategic partners to manufacture any of our pharmaceutical drugs and diagnostics that receive regulatory approval, and our ability to identify strategic partners and enter into license, co-development, collaboration or similar arrangements.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Rezolute, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31,	June 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$14,033	$11,573
Prepaid expenses and other	133	571
Total current assets	14,166	12,144

Right-of-use assets, net	441	-
Property and equipment, net	35	44
Intangible assets, net	24	29
Lease security deposits	35	35
Total assets	$14,701	$12,252

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,257	$563
Accrued liabilities:
Compensation and benefits	144	790
Other	284	526
Current portion of license fees payable to Xoma	1,600	6,500
Current portion of operating lease liabilities	245	-
Total current liabilities	3,530	8,379

License fees payable to Xoma, net of current portion	609	2,000
Operating lease liabilities, net of current portion	224	-
Other non-current liabilities	12	121
Total liabilities	4,375	10,500

Commitments and contingencies (Notes 4 and 7)

Stockholders' equity:
Preferred Stock, $0.001 par value; 20,000 shares authorized, no shares issued	-	-
Common Stock, $0.001 par value, 500,000 shares authorized; 293,321 and 210,390 shares
issued and outstanding as of March 31, 2020 and June 30, 2019, respectively	293	210
Additional paid-in capital	153,722	128,445
Accumulated deficit	(143,689)	(126,903)
Total stockholders' equity	10,326	1,752
Total liabilities and stockholders' equity	$14,701	$12,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Operating expenses:
Research and development:
Compensation and benefits, net of related party
reimbursements	$1,399	$869	$4,567	$1,798
Clinical trial costs	622	-	3,535	4
Consulting and outside services	1,278	135	2,736	308
Material manufacturing costs	284	9	725	554
Licensing costs	-	14,026	-	14,026
Facilities and other	150	83	442	671

Total research and development	3,733	15,122	12,005	17,361

General and administrative:
Compensation and benefits	762	1,101	3,079	3,733
Professional fees	319	394	952	659
Facilities and other	256	431	933	962
Total general and administrative	1,337	1,926	4,964	5,354
Loss (gain) on sale of equipment	-	(11)	-	12
Impairment of long-lived assets	-	-	-	33

Net operating expenses	5,070	17,037	16,969	22,760

Operating loss	(5,070)	(17,037)	(16,969)	(22,760)

Non-operating income (expense):
Interest and other income	30	12	183	407
Interest expense:
Beneficial conversion feature	-	(2,233)	-	(2,233)
Accretion of debt discount	-	(472)	-	(2,053)
At contractual rate	-	(42)	-	(660)

Total non-operating income (expense)	30	(2,735)	183	(4,539)

Net loss	$(5,040)	$(19,772)	$(16,786)	$(27,299)

Net loss attributable to common stockholders	$(5,040)	$(22,045)	$(16,786)	$(29,572)

Net loss per common share - basic and diluted	$(0.02)	$(0.36)	$(0.06)	$(0.48)

Weighted average number of common shares
outstanding - basic and diluted	293,321	61,866	285,972	62,053

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

	Series AA					Additional
	Preferred Stock			Common Stock		Paid-in	Accumulated
	Shares	Amount		Shares	Amount	Capital	Deficit	Total
Nine Months Ended March 31, 2020:
Balances, June 30, 2019	-	$-		210,390	$210	$128,445	$(126,903)	$1,752
Stock-based compensation	-	-		-	-	2,734	-	2,734
Fair value of warrants issued to consultants for services	-	-		-	-	76	-	76
Issuance of common stock for cash:
Related parties at $0.29 per share	-	-		68,966	69	19,931	-	20,000
Other investors at $0.29 per share	-	-		13,965	14	4,036	-	4,050
Advisory fees and other offering costs	-	-		-	-	(1,500)	-	(1,500)
Net loss	-	-		-	-	-	(16,786)	(16,786)

Balances, March 31, 2020	-	$-		293,321	$293	$153,722	$(143,689)	$10,326

Nine Months Ended March 31, 2019:
Balances, June 30, 2018	-	$-		62,166	$62	$90,161	$(94,184)	$(3,961)
Stock-based compensation	-	-		-	-	2,389	-	2,389
Fair value of warrants:
Issued to consultants for services	-	-		-	-	10	-	10
Modification for debt discount to former member
of Board of Directors	-	-		-	-	138	-	138
Beneficial conversion feature related to:
Fiscal 2018 Notes	-	-		-	-	2,233	-	2,233
Series AA Preferred Stock	-	-		-	-	2,273	(2,273)	-
Issuance of Series AA Preferred Stock for:
Cash, including Exclusivity Payment	2,500	25,000		-	-	-	-	25,000
Principal under Fiscal 2018 Notes	668	5,340		-	-	-	-	5,340
Accrued interest under Fiscal 2018 Notes	100	800		-	-	-	-	800
Stockholder surrender of shares for no consideration	-	-		(300)	-	-	-	-
Net loss	-	-		-	-	-	(27,299)	(27,299)

Balances, March 31, 2019	3,268	$31,140	(1)	61,866	$62	$97,204	$(123,756)	$4,650

(1)	Consists of the aggregate par value of approximately $3 and additional paid-in capital related to the Series AA Preferred Stock of $31,137.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(16,786)	$(27,299)
Stock-based compensation expense	2,734	2,389
Beneficial conversion feature attributable to Fiscal 2018 Notes	-	2,233
Depreciation and amortization expense	14	45
Fair value of warrants issued for services	76	10
Accretion of debt discount and issuance costs	-	2,053
Impairment of long-lived assets	-	33
Loss on sale of equipment	-	12
Gain on lease termination	-	(168)
Gain from change in fair value of embedded derivatives	-	(74)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other assets	603	292
Increase (decrease) in accounts payable	694	(756)
Increase in accrued interest payable	-	655
Increase (decrease) in license fees payable to Xoma	(6,291)	8,500
Increase (decrease) in other accrued liabilities	(1,134)	536
Net cash used in operating activities	(20,090)	(11,539)

Cash Flows From Investing Activities:
Proceeds from sale of equipment	-	278
Purchase of property and equipment	-	(41)
Net cash provided by investing activities	-	237

Cash Flows From Financing Activities:
Proceeds from issuance of Common Stock:
Related parties	20,000	-
Other investors	4,050	-
Payments for advisory fees and other offering costs	(1,500)	-
Proceeds from Series AA Financing:
Exclusivity Payment	-	1,500
Closing payment for issuance of Series AA Preferred Stock	-	23,500
Net cash provided by financing activities	22,550	25,000

Net increase in cash, cash equivalents and restricted cash	2,460	13,698
Cash, cash equivalents and restricted cash, beginning of period	11,573	1,646
Cash, cash equivalents and restricted cash, end of period	$14,033	$15,344

Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents, end of period	$14,033	$15,344
Restricted cash, end of period	-	-

Cash, cash equivalents and restricted cash, end of period	$14,033	$15,344

Supplementary Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Non-Cash Investing and Financing Activities:
Issuance of Series AA Preferred Stock for conversion of:
Principal balance of Fiscal 2018 Notes	$-	$5,340
Accrued interest under Fiscal 2018 Notes	-	800
Exclusivity Payment	-	1,500
Fair value of warrant modification issued for debt discount	-	138
Surrender of 299,990 shares of Common Stock for no consideration	-	-

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnote disclosures necessary for a comprehensive presentation of financial position, results of operations, and cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three and nine months ended March 31, 2020 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the fiscal year ending June 30, 2020.

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

Reclassifications

Certain amounts in the previously issued comparative interim financial statements for the three and nine months ended March 31, 2019 have been reclassified to conform to the current interim financial statement presentation. These reclassifications had no effect on the previously reported net loss, working capital, cash flows and stockholders’ equity.

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Risks and Uncertainties

The Company's operations may be subject to significant risks and uncertainties including financial, operational, regulatory and other risks associated with a clinical stage company, including the potential risk of business failure as discussed further in Note 2, and the future impact of COVID-19 as discussed in Note 7.

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

Stock Options with Market, Performance and Service Conditions

The Company has granted stock options with vesting that is dependent on achieving certain market, performance and service conditions (“Hybrid Options”). For purposes of recognizing compensation cost, the Company determines the requisite service period as the longest of the derived, implicit and explicit vesting periods for each of the market, performance and service conditions, respectively. Compensation cost will be recognized beginning on such date that achievement of the performance condition is considered probable and continuing through the end of the requisite service period. Determination of the requisite service period of the Hybrid Options will be based on the date that the performance condition is considered probable. Unrecognized compensation cost for the Hybrid Options, calculated using the Black-Scholes-Merton (“BSM”) pricing model, will be recognized beginning on the date that the performance condition is considered probable using the grant date fair value. If the Hybrid Options do not ultimately vest as a result of failure to achieve a service condition, any previously recognized compensation cost is reversed.

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements

Recently Adopted Standards. The following accounting standards were adopted during the nine months ended March 31, 2020:

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the guidance on the impairment of financial instruments.  This update adds an impairment model (known as the current expected credit losses model) that is based on expected losses rather than incurred losses.  Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses.  In November 2019, ASU 2016-13 was amended by ASU 2019-10, Financial Instruments- Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) whereby the effective date for ASU 2016-13 for smaller reporting companies is now required for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not currently expected to have a material impact on our financial statements upon adoption.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 — Liquidity AND GOING CONCERN

The Company is in the clinical stage and has not yet generated any revenues. For the fiscal year ended June 30, 2019, the Company incurred a net loss of $30.4 million and net cash used in operating activities amounted to $15.3 million. For the nine months ended March 31, 2020, the Company incurred a net loss of $16.8 million and net cash used in operating activities amounted to $20.1 million. As of March 31, 2020, the Company had an accumulated deficit of $143.7 million, cash and cash equivalents of $14.0 million and total liabilities of $4.4 million.

As discussed in Note 5, in July and August 2019 the Company received aggregate net proceeds of approximately $22.6 million from the issuance of approximately 82.9 million shares of Common Stock to investors in a private placement. Management believes the Company’s existing cash and cash equivalents balance of $14.0 million will be adequate to carry out currently planned activities through the end of calendar year 2020. While the Company has flexibility to delay clinical programs, if necessary, to conserve its capital resources, management believes an equity financing will need to be completed by the end of calendar 2020 to ensure that adequate resources are available to advance clinical programs in 2021.

As discussed in Note 7, COVID-19 has resulted in an economic environment that is unfavorable for many businesses to pursue new debt and equity financings. The U.S. economy has been largely shut down by mass quarantines and government mandated stay-in-place orders to halt the spread of the virus. While these orders are being lifted gradually, there is considerable uncertainty surrounding the recovery period for the U.S. economy. The long-term effects on the Company are expected to result in higher costs in order to comply with safeguards to protect patients and staff engaged in clinical activities, and extended periods of time may be required to complete clinical trials. The current economic environment and financial market volatility is expected to make it more challenging for the Company to obtain additional funding for its clinical programs on terms that are acceptable to the Board of Directors and stockholders. Even if an economic recovery occurs faster and more robustly than currently expected, there are no assurances that the Company will be able to obtain equity and debt financings in the future. In addition, even if these financing sources are available, they may be on terms that are not acceptable to the Company’s Board of Directors and stockholders. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Note 3 — RIGHT-OF-USE ASSETS

As discussed in Note 1, the Company adopted ASU 2016-02, Leases (Topic 842) effective July 1, 2019. As of July 1, 2019, the Company had two leases in effect, consisting of (i) a lease for its headquarters location in Redwood City, California that was entered into on January 25, 2019, that provides for monthly rent of approximately $21,000 through the expiration date in March 2022, and (ii) a lease for office space in Bend, Oregon entered into on February 7, 2019, that provides for monthly rent of approximately $2,700 through the expiration date in February 2021. The impact of adoption of ASU 2016-02 resulted in the recognition of right-of-use ("ROU") assets for $0.6 million and operating lease liabilities for the discounted present value of the future lease payments on these leases of approximately $0.6 million. For the three and nine months ended March 31, 2020, under ASC 842 the Company had operating lease expense of approximately $70,000 and $199,000, respectively. For the three and nine months ended March 31, 2019, under the previous lease accounting standard the Company had operating lease expense of approximately $55,000 and $358,000, respectively.

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Balance Sheet Presentation

As of March 31, 2020 and on the adoption date of July 1, 2019, the carrying value of ROU assets and operating lease liabilities are as follows (in thousands):

	March 31,	July 1,
	2020	2019
Right-of-Use Assets, net	$441	$605

Operating Lease Liabilities:
Current	$245	$227
Long-term	224	406
Total	$469	$633

As of March 31, 2020, the weighted average remaining lease term under operating leases was 1.9 years, and the weighted average discount rate for operating lease liabilities was 10.0%. For the nine months ended March 31, 2020, cash paid for amounts included in the measurement of operating lease liabilities amounted to $205,000, which is included in net cash used in operating activities in the unaudited condensed consolidated statement of cash flows.

Future Lease Payments

Future payments under operating lease agreements as of March 31, 2020 are as follows (in thousands):

Fiscal year ending June 30,
Remainder of fiscal year 2020	$70
2021	272
2022	170
Total lease payments	512
Less imputed interest	(43)
Present value of operating lease liabilities	$469

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

On March 31, 2020, the parties entered into Amendment No. 3 to the License Agreement to extend the payment schedule for the remaining balance of approximately $2.6 million. The revised payment schedule provides for seven quarterly payments to be paid from March 31, 2020 through September 30, 2021. For the nine months ended March 31, 2020, presented below is a summary of the payment obligations under the amended License Agreement, cash payments made, and the impact of Amendment No. 3 on the payment obligations (in thousands):

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Balance				Balance
	June 30,	Cash Payments		Amendment	March 31,
Scheduled Payment Date	2019	Early	Scheduled	No. 3	2020
September 30, 2019	$1,500	$-	$(1,500)	$-	$-
December 31, 2019	1,000	-	(1,000)	-	-
March 31, 2020	2,000	-	(400)	(1,600)	-
June 30, 2020	2,000	(1,391)	-	(209)	400
September 30, 2020	2,000	(2,000)	-	400	400
December 31, 2020	-	-	-	400	400
March 31, 2021	-	-	-	400	400
June 30, 2021	-	-	-	400	400
September 30, 2021	-	-	-	209	209
Total	8,500	$(3,391)	$(2,900)	$-	2,209
Less long-term portion of payable	(2,000)				(609)
Current portion of payable	$6,500				$1,600

The January 2019 amendment to the License Agreement also revised the amount the Company is required to expend on development of RZ358 and related licensed products, and revised provisions with respect to the Company’s diligence efforts in conducting clinical studies.

In addition to the License Agreement entered between the Company and Xoma in December 2017, both parties also entered into a stock purchase agreement (“Stock Purchase Agreement”). As of March 31, 2020, Xoma owns approximately 8.1 million shares of the Company’s Common Stock. The Stock Purchase Agreement provides Xoma with the right and option to require the Company to use its best efforts to facilitate orderly sales of the shares to a third party or purchase the shares (the “Put Option”). Xoma may exercise the Put Option for up to a total of 2.5 million shares of Common Stock for the calendar year ending December 31, 2020, and up to an additional 2.5 million shares thereafter. If Xoma subsequently exercises the Put Option, the Company is required to use its best efforts to assist Xoma in facilitating the sale of shares to third-party purchasers or purchase the shares for its own account. The price per share under the Put Option is equal to the average of the closing bid and asked prices of the Common Stock on the date the Put Option is exercised.

ActiveSite License Agreement

On August 4, 2017, the Company entered into a Development and License Agreement with ActiveSite Pharmaceuticals, Inc.  (“ActiveSite”) pursuant to which the Company acquired the rights to ActiveSite’s Plasma Kallikrein Inhibitor program (“PKI Portfolio”).  The Company is initially using the PKI Portfolio to develop an oral PKI therapeutic for diabetic macular edema (RZ402) and may use the PKI Portfolio to develop other therapeutics for different indications. The ActiveSite License Agreement requires various milestone payments ranging from $1.0 million to $10.0 million when milestone events occur, up to $46.5 million of aggregate milestone payments. The first milestone payment for $1.0 million is due after completion of the preclinical work and submission of an Initial Drug Application, or IND, to the U.S. Food and Drug Administration. The Company is also required to pay royalties equal to 2.0% of any sales of products that use the PKI Portfolio. Through March 31, 2020, no events occurred that would result in the requirement to make milestone payments and no royalties have been incurred.

Note 5 — STOCKHOLDERS’ EQUITY

Changes in Stockholders’ Equity

For changes in stockholders’ equity for the nine months ended March 31, 2020 and 2019, please refer to the unaudited condensed consolidated statements of stockholders’ equity on page 3. The following tables present changes in stockholders’ equity for the three months ended March 31, 2020 and 2019 (in thousands):

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Series AA					Additional		Total
	Preferred Stock			Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount		Shares	Amount	Capital	Deficit	Equity
Three Months Ended March 31, 2020:
Balances, December 31, 2019	-	$-		293,321	$293	$153,044	$(138,649)	$14,688
Stock-based compensation	-	-		-	-	675	-	675
Fair value of warrants issued to
consultants for services	-	-		-	-	3	-	3
Net loss	-	-		-	-	-	(5,040)	(5,040)
Balances, March 31, 2020	-	$-		293,321	$293	$153,722	$(143,689)	$10,326

Three Months Ended March 31, 2019:
Balances, December 31, 2018	-	$-		61,866	$62	$91,861	$(101,711)	$(9,788)
Stock-based compensation	-	-		-	-	695	-	695
Fair value of warrants:
Issued to consultants for services	-	-		-	-	4	-	4
Modification for debt discount to former
member of Board of Directors	-	-		-	-	138	-	138
Beneficial conversion feature related to:
Fiscal 2018 Notes	-	-		-	-	2,233	-	2,233
Series AA Preferred Stock	-	-		-	-	2,273	(2,273)	-
Issuance of Series AA Preferred Stock for:
Cash, including Exclusivity Payment	2,500	25,000		-	-	-	-	25,000
Principal under Fiscal 2018 Notes	668	5,340		-	-	-	-	5,340
Accrued interest under Fiscal 2018 Notes	100	800		-	-	-	-	800
Net loss	-	-		-	-	-	(19,772)	(19,772)
Balances, March 31, 2019	3,268	$31,140	(1)	61,866	$62	$97,204	$(123,756)	$4,650

_______________

(1)	Consists of the aggregate par value of approximately $3 and additional paid-in capital related to the Series AA Preferred Stock of $31,137.

Series AA Preferred Stock Financing

In December 2018, two New Investors expressed interest in investing in the Company and affirmed their intent to enter into exclusive diligence and negotiations regarding a potential equity financing (“Transaction”). In exchange for the receipt of a total of $1.5 million ("Exclusivity Payment"), the Company entered into an exclusivity agreement ("Exclusivity") with the New Investors. On January 7, 2019, the parties entered into a Purchase Agreement for Shares of Series AA Preferred Stock (the “Purchase Agreement”) whereby the New Investors agreed to purchase shares of newly designated Series AA Preferred Stock (the “Series AA Financing”) for aggregate gross proceeds to the Company of $25.0 million (inclusive of the $1.5 million Exclusivity Payment). On January 18, 2019, the board of directors authorized the designation of 5.0 million shares of the Company’s Preferred Stock as Series AA Preferred Stock. On January 30, 2019, the parties closed the Series AA Financing and the Company issued an aggregate of 2.5 million Series AA shares to the New Investors at a purchase price of $10.00 per share.

The Series AA Shares held by the New Investors were convertible into shares of Common Stock at a conversion price of approximately $0.22 per share. The fair value of the Company’s common stock on the issuance date of the Series AA Preferred Stock was $0.24 per share which resulted in a BCF of approximately $2.3 million. Since the Series AA Shares were classified as equity instruments, this BCF has been treated as an adjustment in computing net loss attributable to common stockholders shown in Note 11.

Due to closing of the Series AA Financing for gross proceeds of $25.0 million, the Company’s outstanding Fiscal 2018 Notes in the aggregate principal and accrued interest balance of $6.1 million automatically converted into approximately 768,000 shares of Series AA Preferred Stock, resulting in an effective issuance price of $8.00 per share after giving effect to the 20% discount included in the terms of the Fiscal 2018 Notes. This 20% discount resulted in the recognition of a BCF for $2.2 million that was charged to interest expense for the three and nine months ended March 31, 2019.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Upon receipt of shareholder approval for an increase in the number of authorized shares of Common Stock to 500 million shares on April 24, 2019, all 3.3 million shares of Series AA Preferred Stock held by the New Investors and the former holders of the Fiscal 2018 Notes converted into an aggregate of approximately 148.5 million shares of the Company’s Common Stock.

Fiscal 2020 Private Placement

In connection with the Series AA Financing discussed above, the Company granted each of the New Investors a call option whereby upon the earlier of (i) December 31, 2020 and (ii) such date that the Company requests the New Investors to provide additional financing, each New Investor was entitled to purchase up to $10.0 million of Common Stock at a purchase price equal to the greater of (i) $0.29 per share or (ii) 75% of the volume weighted average closing price (“VWAP”) of the Company’s Common Stock during the thirty consecutive trading days prior to the date of the notice.

On June 19, 2019, the Company entered into a financial advisory agreement to undertake a private placement (the “Private Placement”) of (i) the shares of Common Stock issuable under the call option issued to the New Investors for a total of $20.0 million, plus (ii) up to $10 million of equity or equity equivalent securities to be issued to other investors. On July 23, 2019, the Company entered into a purchase agreement whereby the New Investors exercised their call option to purchase an aggregate of approximately 69.0 million shares of Common Stock for gross cash proceeds of $20.0 million. Since VWAP for the previous thirty consecutive trading days was $0.20 per share, the New Investors exercised the call option at a purchase price of $0.29 per share. In addition, during July and August 2019 other investors purchased an aggregate of approximately 14.0 million shares of Common Stock at a purchase price of $0.29 per share for gross cash proceeds of $4.1 million. Pursuant to the financial advisory agreement, the Company paid a fee of 6.0% of the gross proceeds received from these private placements. The total advisory fees and other offering costs related to these issuances in July and August 2019 amounted to approximately $1.5 million, resulting in net proceeds of $22.6 million for the nine months ended March 31, 2020. As discussed in Note 4, the completion of these financings resulted in the obligation to make Early Payments of approximately $3.4 million under the License Agreement with Xoma. With the closing of the Private Placement, under the terms of the financial advisory agreement until August 2020, the financial advisors have a right of first refusal to serve as Joint Bookrunners or Joint Placement Agents in any offering the Company undertakes.

Restricted Cash

In connection with the private placement discussed above, one of the investors purchased approximately 13.1 million shares of Common Stock for gross proceeds of $3.8 million. The Company agreed to spend the proceeds for research and development of RZ358 or for the Company’s planned uplisting of its Common Stock to a national stock exchange. For the three and nine months ended March 31, 2020, the Company made qualified expenditures of $1.5 million and $3.8 million, respectively. As of March 31, 2020, the Company had expended the full amount of the restricted cash proceeds on qualified activities.

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 6 — STOCK-BASED COMPENSATION AND WARRANTS

Stock Option Plans

The Company currently has two active stock option plans consisting of the 2016 Non-Qualified Stock Option Plan, as amended (the “2016 Plan”), and the 2019 Non Qualified Stock Option Plan (the “2019 Plan”). On July 31, 2019, the 2019 Plan was adopted by the Board of Directors and provides authority to grant non-qualified stock options for up to 15.0 million shares of the Company’s Common Stock. The Company also has stock options outstanding to purchase up to approximately 2.2 million shares of Common Stock under the 2014 Stock and Incentive Plan (the “2014 Plan”) that terminated on March 21, 2019 and approximately 4.8 million shares of Common Stock under the 2015 Stock and Incentive Plan (the “2015 Plan”) that terminated on February 23, 2020. Stock options outstanding under the 2014 Plan expire pursuant to their contractual provisions on various dates in 2021. Presented below is a summary of the number of shares authorized, outstanding, and available for future grants under each of the Company’s stock option plans (in thousands):

	Termination	Number of Shares
Description	Date	Authorized	Outstanding	Available
2014 Plan	March 2019	2,185	2,185	-
2015 Plan	February 2020	4,755	4,755	-
2016 Plan	October 2021	28,000	26,215	1,785
2019 Plan	July 2029	15,000	15,000	-
Total		49,940	48,155	1,785

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

	Time-Based Vesting				Unvested
	Number of Shares				Hybrid
	Vested		Unvested		Options		Total
Executive officers	3,588	(1)	11,562	(1)(3)	7,550	(2)(3)	22,700
Other employees	921	(1)	6,629	(1)	3,700	(2)	11,250

Total	4,509		18,191		11,250	(6)	33,950

Total fair value	$817	(4)	$3,297	(5)

(1)	Stock options are subject to time-based vesting in two tranches, whereby (i) 25% of such options are immediately exercisable for employees who have been employed by the Company for more than one year, and for employees that have been employed by the Company less than one year, 25% of such options will vest on the one year anniversary of the employee’s start date, and (ii) the remaining 75% of the stock options will vest ratably over a period of 36 months beginning on the vesting date for the initial 25% tranche.

(2)	Stock options that commence vesting upon the achievement of market, performance and service conditions (‘Hybrid Options”). These options will vest ratably over a period of 36 months beginning when all of the following have occurred: (i) the option recipient has been employed by the Company for at least one year, (ii) the Company’s shares of Common Stock have been listed for trading on a national stock exchange, and (iii) such date no later than July 31, 2023, when the Company’s closing stock price exceeds $0.58 per share for 20 trading days in any consecutive 30 day period.

(3)	In August 2019, an executive officer terminated employment which resulted in forfeiture of stock options shown in the table above with time-based vesting for 0.8 million shares and Hybrid Options for 0.4 million shares.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(4)	Represents the aggregate grant date fair value for stock options that were immediately vested on the grant date, which is included in stock-based compensation expense for the nine months ended March 31, 2020.

(5)	Represents the aggregate grant date fair value for stock options that were not immediately vested on the grant date and will be charged to expense from the grant date through the respective vesting dates through July 2023.

(6)	The Company has not recognized any expense related to these stock options for the three and nine months ended March 31, 2020, since it is not yet probable that the performance condition will be achieved. The Company will begin recognizing compensation expense at such time that the performance condition is probable and continuing through the end of the requisite service period. Determination of the requisite service period of the Hybrid Options will be based on the date that the performance condition is considered probable using grant date fair value.

In November 2019 and January 2020, the Company granted options for an additional 2,145,000 shares to certain employees, a director and members of the scientific advisory board at an exercise price of $0.29. These options were granted under the 2015 Plan, vest ratably over periods ranging from 36 to 48 months and expire ten years after the grant date. The estimated fair value of these stock options was $0.2 million as of the grant date.

Stock Options Outstanding

The following table sets forth a summary of the combined stock option activity under all of the Company’s stock option plans for the nine months ended March 31, 2020 (shares in thousands):

	Shares	Price (1)	Term (2)
Outstanding, beginning of period	13,865	$1.60	6.4
Stock options granted:
Awards with time-based vesting	24,845	0.29
Awards with performance-based vesting	11,250	0.29
Stock options forfeited:
Awards with time-based vesting	(1,275)	0.49
Awards with performance-based vesting	(530)	0.29
Outstanding, end of period	48,155	0.66	8.3

Vested, end of period	19,522	1.12	7.0

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term for the number of years until the stock options expire.

Stock-based compensation expense is included in compensation and benefits under the following captions in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Research and development	$354	$117	$1,279	$308
General and administrative	321	578	1,455	2,081
Total	$675	$695	$2,734	$2,389

Unrecognized stock-based compensation expense related to stock options that provide solely for time-based vesting as of March 31, 2020 is approximately $4.0 million. This amount is expected to be recognized over a remaining weighted average period of 2.0 years. Unrecognized compensation cost for the Hybrid Options will be recognized beginning on the date that the performance condition becomes probable using the grant date fair value. However, based on preliminary estimates using the BSM option-pricing model, management believes the aggregate fair value will be approximately $2.1 million before adjusting for forfeitures.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the nine months ended March 31, 2020, the aggregate fair value of stock options granted for approximately 24.8 million shares of Common Stock that provide solely for time-based vesting, amounted to $4.2 million or approximately $0.17 per share as of the grant date. Fair value was computed using the BSM option-pricing model and will result in the recognition of compensation cost ratably over the expected vesting period of the stock options. For the nine months ended March 31, 2020, the fair value of each time-based option was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions:

Valuation Inputs
Fair value of common stock on grant date	$0.21
Exercise price of stock options	0.29
Expected volatility	118%
Risk free interest rate	1.9%
Expected term (years)	5.6
Dividend yield	0%

Warrants

The Company has issued warrants in conjunction with various debt and equity financings and for services. For the three and nine months ended March 31, 2020, no warrants were exercised. Presented below is a summary of warrant activity for the nine months ended March 31, 2020 (shares in thousands):

	Shares		Price (1)	Term (2)
Outstanding, beginning of period	45,997		$1.34	2.3
Warrants issued for consulting services	700	(3)	0.29
Warrant expirations	(15,782)		1.66
Outstanding, end of period	30,915		1.15	2.5

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term for the number of years until the warrants expire.
(3)	Represents warrants granted for consulting services in November 2019 with an expiration date in November 2024. The fair value the warrants of $67,000 was determined using the BSM model. Since the warrants were immediately vested, this entire amount is included in consulting and outside services under research and development expenses for the nine months ended March 31, 2020. Key assumptions for the valuation of these warrants included the closing price of the Company’s shares of common stock of $0.13 on the grant date, the exercise price of $0.29 per share, historical volatility of 119%, and an expected term of 5 years.

Note 7 — COMMITMENTS AND CONTINGENCIES

Commitments

Please refer to Note 4 for further discussion of commitments to make milestone payments and to pay royalties under license agreements.

COVID-19

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China, and by March 2020 the spread of the virus had resulted in a world-wide pandemic. The U.S. economy has been largely shut down by mass quarantines and government mandated stay-in-place orders to halt the spread of the virus. While these orders are being lifted gradually, a full recovery of the U.S. economy may not occur until 2021 or later. Federal and state governments in the U.S. have approved funding for many programs that may provide financial assistance to individuals and businesses. The Company intends to pursue all material types of government assistance that it may be entitled to. However, no assurance can be provided that the Company will qualify and realize any material benefits from such assistance.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

COVID-19 has resulted in an economic environment that is unfavorable for many businesses to pursue new equity financings. Accordingly, the current economic environment is expected to present greater challenges for the Company to obtain additional funding for its clinical programs on terms that are acceptable to the Company’s Board of Directors.

In February 2020, Rezolute announced the initiation of its Phase 2b trial in Congenital Hyperinsulinism (“CHI”). New site initiation and enrollment is on hold, similar to many other clinical studies conducted by other companies throughout the world. There are no mitigation strategies we can employ to help avoid potential timeline delays should there be an extended enrollment pause due to COVID-19. The long-term effects of COVID-19 are expected to require additional safeguards to protect patients and staff engaged in clinical activities, and extended periods of time required to complete clinical trials, both of which are expected to result in higher overall costs. While the current business disruption is expected to be temporary, the long-term financial impact and the duration cannot be reasonably estimated at this time.

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations. At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal fees are expensed as incurred.

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

Master Services Agreement

Effective July 1, 2019, the Company entered into a Master Services Agreement (“MSA”) with the New Investors whereby the Company agreed to assist the New Investors in an evaluation of their long acting growth hormone program referred to as GX-H9. For the nine months ended March 31, 2020, the Company charged the New Investors for employee services of $103,000 and reimbursable expenses incurred with unrelated parties of $144,000, for a total of approximately $247,000. Amounts charged under the MSA for employee services are reflected as a reduction of research and development compensation costs in the accompanying unaudited condensed consolidated statement of operations for the nine months ended March 31, 2020. For the three months ended March 31, 2020, no employee services or reimbursable expenses were incurred under the MSA.

Note 9 — SUPPLEMENTAL FINANCIAL INFORMATION

Interest and Other Income

Interest and other income consist of the following for the three and nine months ended March 31, 2020 and 2019 (in thousands):

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Interest income	$30	$12	$183	$12
Gain on lease termination	-	-	-	168
Gain from change in fair value of embedded derivatives	-	-	-	74
Rental income	-	-	-	153

Total	$30	$12	$183	$407

Employee Bonuses

In January 2020, the Company’s Board of Directors approved bonus payments to the Company’s employees for a total of approximately $0.7 million. These bonuses related to services performed during 2019 and are included in compensation expense for the nine months ended March 31, 2020. All of the bonuses were paid in February 2020.

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

For the three and nine months ended March 31, 2020, the Company did not record any income tax benefit due to a full valuation allowance on its deferred tax assets. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three and nine months ended March 31, 2020 and 2019.

Note 11 — EARNINGS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of net loss attributable to common stockholders for the three and nine months ended March 31, 2019 reflects the BCF related to the issuance of Series AA Preferred Stock to the New Investors discussed in Note 5, as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net loss	$(5,040)	$(19,772)	$(16,786)	$(27,299)
Beneficial conversion feature	-	(2,273)	-	(2,273)
Net loss attributable to common stockholders	$(5,040)	$(22,045)	$(16,786)	$(29,572)

For the three and nine months ended March 31, 2020 and 2019, basic and diluted net loss per share were the same since all common stock equivalents were anti-dilutive. As of March 31, 2020 and 2019, the following outstanding potential common stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	2020	2019
Stock options	48,155	16,868
Warrants	30,915	46,389
Series AA Preferred Stock	-	148,524

Total	79,070	211,781

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

Due to the relatively short maturity of the respective instruments, the fair value of cash and cash equivalents, accounts payable and accrued liabilities approximated their carrying values as of March 31, 2020 and June 30, 2019. The Company did not have any assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and June 30, 2019. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three and nine months ended March 31, 2020 and 2019, the Company did not have any transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents at high-quality financial institutions. For the nine months ended March 31, 2020, cash deposits have exceeded the amount of federal insurance provided on such deposits. As of March 31, 2020 and June 30, 2019, the Company had cash and cash equivalents with a single financial institution with an aggregate balance of $14.0 million and $11.6 million, respectively. The Company has never experienced any losses related to its investments in cash and cash equivalents.

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

Special Note About COVID-19

We have been actively monitoring the COVID-19 situation and its impact. Our primary objectives have remained the same throughout the pandemic: to support the safety of our team members and their families and continue to support our preclinical studies and clinical trials. The financial results for the three and nine months ended March 31, 2020 were not significantly impacted by COVID-19. However, we cannot predict the impact of the progression of the COVID-19 pandemic on future results due to a variety of factors, including the continued good health of our employees, the ability of us to maintain operations, access to healthcare facilities and patient willingness to participate in our clincial trials, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. The ultimate impact of the COVID-19 pandemic on our business operations as well as our preclinical studies and clinical trials remains uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. Any prolonged material disruption of our employees, suppliers, or manufacturing may negatively impact our consolidated financial position, results of operations and cash flows. We will continue to monitor the situation closely.

Summary

We are advancing targeted therapies for metabolic diseases with serious unmet needs. Our lead clinical asset, RZ358, is an antibody therapy in Phase 2b development as a potential treatment for congenital hyperinsulinism (“CHI”), an ultra-rare pediatric genetic disorder. In February 2020, we announced the initiation of the RZ358-606 Phase 2b study (“RIZE”). As a result of COVID-19, the RIZE study has been paused. Prior to COVID-19, we planned to complete the RIZE study by the middle of calendar year 2021. To the extent that we are able to resume the study by October 2020, we believe we will be able to complete the RIZE study before the end of the third quarter of calendar year 2021..

Our next program, RZ402, is a preclinical oral therapy, targeting diabetic macular edema (“DME”). We are currently completing toxicology studies to enable an investigational new drug application (“IND”). Prior to COVID-19 we were planning to file the IND with the U.S. Food and Drug Administration (“FDA”) in the third quarter of calendar year 2020, followed by the initiation and completion of a Phase 1 study this calendar year. We still plan to file the IND in the third quarter of calendar year 2020; however, as a result of COVID-19 it is unclear when we will be able to initiate and complete a Phase 1 study.

In addition to advancing our programs, we have taken preliminary steps to seek additional financing as well as uplisting onto a national stock exchange. COVID-19 has currently interrupted those plans, but we will continue to regularly evaluate the financial markets as well as the feasibility of both a financing as well as an uplisting. We currently have sufficient capital to continue operations into early 2021; however, we believe that we need to conduct a financing prior to the end of calendar year 2020 to advance our programs.

RZ358

CHI is an ultra-rare pediatric genetic disorder characterized by excessive production of insulin by the pancreas. CHI is caused by mutations in about a dozen known genes associated with pancreatic beta cells and their secretion of insulin. If untreated, it can lead to dangerously low blood sugar levels. Rezolute’s lead candidate, RZ358, is an antibody in Phase 2b development that is designed to prevent severe, persistent low blood sugar in patients with CHI.

RZ358 is an intravenously administered human monoclonal antibody that binds to a unique site on the insulin receptor found across effector cells throughout the body in the liver, fat, and muscle. This action allows RZ358 to counteract the effects of elevated insulin in the body. Its unique allosteric mechanism of action is reversible, depends on both insulin levels and blood sugar levels in a dose-dependent manner, and enables patients to achieve normal levels of insulin and glucose. Therefore, we believe that RZ358 is ideally suited as a potential therapy for conditions characterized by excessive insulin production and it is being developed to treat hyperinsulinemia and prevent low blood sugar for diseases such as CHI. As RZ358 acts downstream from the beta cells, across effector cells in the liver, fat, and muscle, it may be universally effective at treating CHI caused by any of the underlying genetic defects.

The RIZE study is a multi-center, open-label, repeat-dose Phase 2b study of RZ358 in four sequential dosing cohorts of patients with CHI who are at least two years old and have residual low blood sugar (<70 mg/dL) that is inadequately controlled on existing therapies. In addition to safety and pharmacokinetic evaluations, continuous glucose monitoring (“CGM”) and self-monitored blood glucose will be utilized to evaluate several glycemic efficacy endpoints. The primary endpoint is the time within a glucose target range of 70-180 mg/dL by CGM during weeks 4 and 8 of treatment compared to baseline.

RZ402

DME is a severe complication of diabetes marked by progressive vision loss and blindness. Consistently high blood sugar levels can cause diabetic retinopathy, a complication characterized by damage to the blood vessels in the eye and fluid leakage into the light-sensitive tissue known as the retina. The accumulation of fluid may lead to DME, or swelling of the macula, the part of the retina responsible for sharp, straight-ahead vision. Currently available treatments for DME involve frequent burdensome injections into the eye (anti-VEGF therapies) or invasive laser surgery.

Rezolute is developing RZ402, a small molecule plasma kallikrein inhibitor (“PKI”) for use in DME. As a once-daily oral investigational therapy, RZ402 is designed to improve compliance and treatment outcomes for patients with DME. Plasma levels of the enzyme kallikrein have been shown to be elevated in the eyes of patients with DME. Elevation of kallikrein is associated with increased inflammation, vessel leakage and excess blood vessel growth. Genetic and pharmacologic knockout of plasma kallikrein have been shown to protect against vascular endothelial growth factor (“VEGF”) induced retinal blood vessel leakage in murine models without damaging long-term effects.

RZ402 is a bioavailable small molecule inhibitor of plasma kallikrein that has shown the potential to prevent the onset of and reverse vascular leakage in a dose-dependent manner in multiple rodent models of whole body and retinal vascular leakage. Target plasma concentrations were exceeded for 24 hours following oral dosing of RZ402 in monkeys and dogs, supporting the potential for once daily dosing in humans. Rezolute has completed a successful pre-IND meeting with the FDA and is completing IND-enabling toxicology studies in preparation for filing the IND.

Nasdaq Uplisting Update

As of the date of this Report, we continue to diligently work towards our goal of having our shares of common stock listed on the Nasdaq Capital Market. We believe that we currently meet most of Nasdaq’s initial listing standards and we are working with investment banks to assist us in raising capital in order to meet Nasdaq’s market value of public held shares test. COVID-19 has resulted in an economic environment that is unfavorable for many businesses to pursue new equity financings, whereby the current economic environment may result in longer than expected delays to obtain additional financing. We have also engaged a consultant to assist us in recruiting two additional independent directors to our Board of Directors.

Recent Developments

As discussed further in Note 5 to our interim financial statements included in Part I, Item 1 of this Report, on October 28, 2019, our stockholders approved an amendment to our Certificate of Incorporation to provide authority for the Board of Directors to subsequently effect a Reverse Stock Split of our $0.001 par value Common Stock at a ratio ranging between 1-to-20 and 1-to-100. To date, our Board of Directors has not exercised its authority to effect the Reverse Stock Split.

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

In December 2019, we received top-line results in our Phase 1 clinical study related to AB101 where we determined that additional formulation adjustments are required before further clinical activities are undertaken. Consistent with our stated strategy, we are now actively seeking an industry collaboration partner to out-license AB101 for further development. Accordingly, our future expenditures for AB101 are expected to be insignificant.

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

Interest and other income. Interest and other income consist primarily of interest income earned on temporary cash investment, rental income related to subleases that were in effect until December 2018, gain on termination of lease and sublease agreements, and gains on changes in the fair value of embedded derivatives that were terminated in January 2019.

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

Stock Options with Market, Performance and Service Conditions

We have granted stock options with vesting conditions that are dependent on achieving certain market, performance and service conditions (“Hybrid Options”). For purposes of recognizing compensation cost, we determine the requisite service period as the longest of the derived, implicit and explicit vesting periods for each of the market, performance and service conditions, respectively. Compensation cost will be recognized beginning on such date that achievement of the performance condition is considered probable and continuing through the end of the requisite service period. Determination of the requisite service period of the Hybrid Options will be based on the date that the performance condition is considered probable. Unrecognized compensation cost for the Hybrid Options, calculated using the Black-Scholes-Merton (“BSM”) pricing model, will be recognized beginning on the date that the performance condition is considered probable using the grant date fair value. If the Hybrid Options do not ultimately vest as a result of failure to achieve a service condition, any previously recognized compensation cost will be reversed.

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

Leases

We determine if an arrangement includes a lease as of the date we enter into an agreement. Operating leases are included in right-of-use (“ROU”) assets, and operating lease liabilities in our Condensed Consolidated Balance Sheets. ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments as of the lease commencement date. We generally use the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. Our leases may include options to extend or terminate the lease; the calculation of ROU assets and operating lease liabilities gives effect to these options when we believe it is reasonably certain that the options will be exercised. Lease expense is recognized on a straight-line basis over the lease term. We have elected not to apply the recognition requirements for short-term leases. For lease agreements with lease and non-lease components, we generally account for them separately.

Results of Operations

Three Months Ended March 31, 2020 and 2019

Results of operations for the three months ended March 31, 2020 and 2019 reflect net losses of approximately $5.0 million and $19.8 million, respectively. Our unaudited condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019, along with the changes between periods, are presented below (in thousands):

	2020	2019	Change
Operating expenses:
Research and development:
Compensation and benefits, net	$1,399	$869	$530
Clinical trial costs	622	-	622
Consulting and outside services	1,278	135	1,143
Material manufacturing costs	284	9	275
Licensing costs	-	14,026	(14,026)
Facilities and other	150	83	67
Total research and development	3,733	15,122	(11,389)
General and administrative:
Compensation and benefits	762	1,101	(339)
Professional fees	319	394	(75)
Facilities and other	256	431	(175)
Total general and administrative	1,337	1,926	(589)
Gain on sale of equipment	-	(11)	11
Net operating expenses	5,070	17,037	(11,967)
Operating loss	(5,070)	(17,037)	11,967
Non-operating income (expense):
Interest and other income	30	12	18
Interest expense	-	(2,747)	2,747
Net loss	$(5,040)	$(19,772)	$14,732

Presented below is a discussion of the key factors that resulted in changes in our results of operations for these periods.

Revenue. As a clinical stage company, we did not generate any revenue for the three months ended March 31, 2020 and 2019. We are at an early stage of development as a proprietary product specialty pharmaceutical company and we do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. We do not expect to be able to market any of our product candidates for several years.

Research and Development Expenses. Our research and development (“R&D”) expenses decreased from approximately $15.1 million for the three months ended March 31, 2019 to $3.7 million for the three months ended March 31, 2020, a decrease of $11.4 million. This decrease was due to $14.0 million of licensing costs incurred under our amended agreement with Xoma in January 2019 as discussed below, whereas we did not incur any licensing expenses for the three months ended March 31, 2020. This large decrease was partially offset by higher costs for the three months ended March 31, 2020 for compensation and benefits, clinical trials costs, and consulting and outside services as discussed below.

For the three months ended March 31, 2020, we had an increase of $0.5 million in compensation and benefits for our R&D workforce, which was attributable to increased salaries and benefits cost of $0.3 million as we added seven employees to our R&D workforce between March 2019 and March 2020, and an increase of $0.2 million in stock-based compensation expense that was primarily due to stock option grants with time-based vesting for 10.2 million shares since July 2019.

For the three months ended March 31, 2020, we incurred $0.6 million for clinical trial costs that consisted of $0.5 million related to a Phase 2 clinical program for RZ358 and $0.1 million for AB101 and RZ402. For the three months ended March 31, 2020, we had enrolled one patient in the Phase 2 clinical study for RZ358. For the three months ended March 31, 2020, we also incurred $0.1 million related to the AB101 first-in-human Phase 1 study for which we received top-line results in December 2019.

Consulting and outside services increased from approximately $0.1 million for the three months ended March 31, 2019 to $1.3 million for the three months ended March 31, 2020. This increase of $1.2 million was primarily attributable to IND enabling laboratory expense of $0.8 million related to RZ402, patent maintenance costs of $0.2 million related to AB101, and chemistry, manufacturing and controls (“CMC”) consulting services of $0.2 million for RZ358. For the three months ended March 31, 2019, consulting and outside services of $0.1 million was primarily for contract laboratory consulting services.

Material manufacturing costs increased from $9,000 for the three months ended March 31, 2019 to $0.3 million for the three months ended March 31, 2020. For the three months ended March 31, 2020, our material manufacturing costs consisted of $0.2 million for RZ358 and $0.1 million for RZ402. We expect our material manufacturing costs will increase as our clinical programs proceed through development.

We did not incur any licensing costs for the three months ended March 31, 2020 as compared to $14.0 million incurred under our amended license agreement with Xoma for the three months ended March 31, 2019. The expense incurred under the amended license agreement relates to RZ358 and consists of (i) a cash payment to Xoma of $5.5 million in February 2019, and (ii) an obligation to pay $8.5 million to Xoma in staggered amounts on a quarterly basis. In March 2020, we entered into another amendment to the license agreement that extended the timing of the remaining payments but did not result in any additional expense.

Costs allocable to R&D activities for facilities and other costs increased from $0.1 million for the three months ended March 31, 2019 to $0.2 million for the three months ended March 31, 2020. The increase in facilities costs was primarily attributable to additional spending to support our higher overall levels of R&D activity for the three months ended March 31, 2020.

As discussed below under the caption Liquidity and Capital Resources, we intend to use the proceeds from our recently completed financings to advance our clinical programs and fulfill our development obligations under the amended License Agreement with Xoma, and our milestone payments under the ActiveSite License Agreement entered into in August 2017.

General and Administrative Expenses. General and administrative (“G&A”) expenses decreased from approximately $1.9 million for the three months ended March 31, 2019 to $1.3 million for the three months ended March 31, 2020, a decrease of $0.6 million. This decrease was primarily attributable to decreases in compensation and benefits for our administrative and executive workforce of $0.3 million, professional fees of $0.1 million and facilities and other of $0.2 million.

The decrease of $0.3 million in compensation and benefits was primarily attributable to a decrease in stock-based compensation expense. Stock-based compensation decreased since certain stock options were either forfeited or became fully vested prior to January 1, 2020, resulting in no further compensation expense after that date.

Professional fees decreased from $0.4 million for the three months ended March 31, 2019 to $0.3 million for the three months ended March 31, 2020. This decrease was primarily attributable to lower spending for investor and public relations services, accounting and information technology consulting, and legal fees.

Our facilities and other costs decreased from $0.4 million for the three months ended March 31, 2019 to $0.3 million for the three months ended March 31, 2020. This decrease of $0.1 million was primarily due to reduced travel and office-related expenses for the three months ended March 31, 2020.

Interest Expense.  Interest expense was approximately $2.7 million for the three months ended March 31, 2019, whereas we did not incur any interest expense for the three months ended March 31, 2020. Interest expense was solely attributable to the Fiscal 2018 Notes for the three months ended March 31, 2019, and included recognition of a beneficial conversion feature of $2.2 million upon the automatic conversion of the Fiscal 2018 Notes at a 20% discount to the terms of the Series AA Financing, and accretion of discount of $0.5 million from January 1, 2019 through the January 30, 2019 conversion date for the Fiscal 2018 Notes.

Income Taxes. For the three months ended March 31, 2020 and 2019, we did not recognize any income tax benefit due to our net losses and our determination that a full valuation allowance was required for our deferred tax assets.

As of June 30, 2019, we had NOL carryforwards of approximately $66.7 million for U.S. federal income tax purposes, of which approximately $27.0 million does not expire and $39.7 million will begin to expire in 2030. Under provisions of the Internal Revenue Code, substantial changes in ownership may result in limitations on the amount of NOL carryforwards that we can utilize in future years. Due to our recent financing activities, we experienced ownership changes that are expected to result in significant limitations to the use of our NOL carryforwards that were generated prior to the change of ownership. We intend to undertake a future study to determine the extent of such limitations, which could result in our inability to utilize a significant portion of our net operating loss carryforwards.

Nine months Ended March 31, 2020 and 2019

Results of operations for the nine months ended March 31, 2020 and 2019 reflect net losses of approximately $16.8 million and $27.3 million, respectively. Our unaudited condensed consolidated statements of operations for the nine months ended March 31, 2020 and 2019, along with the changes between periods, are presented below (in thousands):

	2020	2019	Change
Operating expenses:
Research and development:
Compensation and benefits, net	$4,567	$1,798	$2,769
Clinical trial costs	3,535	4	3,531
Consulting and outside services	2,736	308	2,428
Material manufacturing costs	725	554	171
Licensing costs	-	14,026	(14,026)
Facilities and other	442	671	(229)
Total research and development	12,005	17,361	(5,356)
General and administrative:
Compensation and benefits	3,079	3,733	(654)
Professional fees	952	659	293
Facilities and other	933	962	(29)
Total general and administrative	4,964	5,354	(390)
Loss on sale of equipment	-	12	(12)
Impairment of long-lived assets	-	33	(33)
Net operating expenses	16,969	22,760	(5,791)
Operating loss	(16,969)	(22,760)	5,791
Non-operating income (expense):
Interest and other income	183	407	(224)
Interest expense	-	(4,946)	4,946
Net loss	$(16,786)	$(27,299)	$10,513

Presented below is a discussion of the key factors that resulted in changes in our results of operations for these periods.

Revenue. As a clinical stage company, we did not generate any revenue for the nine months ended March 31, 2020 and 2019. We are at an early stage of development as a proprietary product specialty pharmaceutical company and we do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. We do not expect to be able to market any of our product candidates for several years.

Research and Development Expenses. R&D costs decreased from approximately $17.4 million for the nine months ended March 31, 2019 to $12.0 million for the nine months ended March 31, 2020, a decrease of $5.4 million. This decrease was attributable to $14.0 million of licensing costs incurred under our amended agreement with Xoma in January 2019 as discussed below, whereas we did not incur any licensing expenses for the nine months ended March 31, 2020. This large decrease was partially offset by higher costs for the three months ended March 31, 2020 for compensation and benefits, clinical trials costs, and consulting and outside services as discussed below.

For the nine months ended March 31, 2020, we had an increase of $2.8 million in compensation and benefits for our R&D workforce, which was attributable to an increase of $1.0 million in stock-based compensation expense and an increase in cash-based compensation and benefits of $1.8 million. The increase in stock-based compensation expense of $1.0 million was primarily due to stock option grants with time-based vesting for 10.2 million shares since July 2019. The increase of $1.8 million in cash-based compensation and benefits was attributable to (i) increased salaries and benefits cost of $1.1 million as we added seven employees to our R&D workforce between March 2019 and March 2020, (ii) calendar year 2019 bonus expense of $0.4 million, and (iii) our R&D employees did not perform administrative and financing-related functions in 2019, whereas $0.4 million was allocated to G&A expenses for the nine months ended March 31, 2019, but is included in R&D expenses for the nine months ended March 31, 2020. The total increases in cash-based compensation and benefits for our R&D workforce amounted to $1.9 million and was partially offset by $0.1 million billed to the New Investors under the Master Services Agreement discussed in Note 8 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

For the nine months ended March 31, 2020, we had a $3.5 million increase in our clinical trial costs. This increase included $2.7 million for the initiation of Phase 2 clinical testing for RZ358 where we enrolled our first patient in February 2020. For the nine months ended March 31, 2020, we also incurred $0.8 million, primarily for contract research costs in our AB101 first-in-human Phase 1 study for which we received top-line results in December 2019. For the nine months ended March 31, 2019, we did not have any material spending related to our clinical trials.

Consulting and outside services increased from approximately $0.3 million for the nine months ended March 31, 2019 to $2.7 million for the nine months ended March 31, 2020, an increase of $2.4 million. This increase was primarily attributable to IND enabling laboratory expense of $1.5 million related to RZ402, patent maintenance costs of $0.4 million primarily related to AB101, and CMC consulting and contract laboratory services of $0.6 million for RZ358. These increases total $2.5 million and were partially offset by a reduction of $0.1 million in contract laboratory and other expenses related to AB101. For the nine months ended March 31, 2019, consulting and outside services of $0.3 million was primarily for contract laboratory consulting costs related to AB101.

Material manufacturing costs increased from $0.6 million for the nine months ended March 31, 2019 to $0.7 million for the nine months ended March 31, 2020. For the nine months ended March 31, 2020, the increase in our material manufacturing costs was attributable to higher spending on RZ358.

We did not incur any licensing costs for the nine months ended March 31, 2020 as compared to $14.0 million incurred under our amended license agreement with Xoma for the nine months ended March 31, 2019. The expense incurred under the amended license agreement relates to RZ358 and consists of (i) a cash payment to Xoma of $5.5 million in February 2019, and (ii) an obligation to pay $8.5 million to Xoma in staggered amounts on a quarterly basis. In March 2020, we entered into another amendment to the license agreement that extended the timing of the remaining payments but did not result in any additional expense.

Costs allocable to R&D activities for facilities and other costs decreased from $0.7 million for the nine months ended March 31, 2019 to $0.4 million for the nine months ended March 31, 2020. The reduction in facilities costs was primarily attributable to our decision to sublease and ultimately terminate our facility leases in Colorado in December 2018. In January and February 2019, we entered into new leases for significantly less space and at a significantly lower cost.

General and Administrative Expenses. General and administrative (“G&A”) expenses decreased from $5.4 million for the nine months ended March 31, 2019 to $5.0 million for the nine months ended March 31, 2020, a decrease of $0.4 million. For the nine months ended March 31, 2020, compensation and benefits for our administrative and executive workforce decreased by $0.7 million, whereas professional fees increased by $0.3 million.

Compensation and benefits decreased from approximately $3.7 million for the nine months ended March 31, 2019 to $3.1 million for the nine months ended March 31, 2020, a decrease of $0.6 million. This decrease was due to a reduction in stock-based compensation expense as cash-based compensation did not change significantly. Stock-based compensation decreased primarily due to certain stock options were forfeited or became fully vested by March 2019, resulting in no further compensation expense after that date.

The mix of cash-based compensation and benefits costs changed for the nine months ended March 31, 2020 where we had increases due to (i) calendar year 2019 bonuses of $0.2 million, (ii) higher compensation and benefits costs of $0.1 million, primarily due to the addition of two accounting and finance employees, and (iii) severance and recruiting costs of $0.2 million. These increases in cash-based compensation and benefits totaled $0.5 million and were partially offset by a reduction of $0.4 million for compensation and benefits of four R&D employees that were performing administrative and financing-related functions in 2018, and these allocations were no longer needed for the nine months ended March 31, 2020.

Professional fees increased from $0.7 million for the nine months ended March 31, 2019 to $1.0 million for the nine months ended March 31, 2020. This increase of $0.3 million in professional fees was primarily attributable to legal and consulting fees incurred for (i) our proxy statement and Special Meeting of Stockholders to approve the Reverse Stock Split, (ii) investor relations and fees related to our application to uplist to a national stock exchange, (iii) several complex transactions reported in our annual and quarterly SEC filings, and (iv) a registration statement filed with the SEC.

Interest Expense.  Interest expense was approximately $4.9 million for the nine months ended March 31, 2019, whereas we did not incur any interest expense for the nine months ended March 31, 2020. Interest expense was solely attributable to the Fiscal 2018 Notes for the nine months ended March 31, 2019, and consisted of (i) recognition of a beneficial conversion feature of $2.2 million upon the automatic conversion of the Fiscal 2018 Notes at a 20% discount to the terms of the Series AA Financing, (ii) accretion of discount of $2.1 million from July 1, 2018 through the January 30, 2019 conversion date for the Fiscal 2018 Notes, and (iii) interest expense of $0.7 million based on the contractual rate of 15.0%. Due to the repayment of the Fiscal 2018 Notes in January 2019, we did not incur any interest expense for the nine months ended March 31, 2020.

Interest and Other Income. Interest and other income decreased from $0.4 million for the nine months ended March 31, 2019 to $0.2 million for the nine months ended March 31, 2020, a decrease of $0.2 million. Interest and other income for the nine months ended March 31, 2020 was solely attributable interest income earned on temporary cash investments for $0.2 million. For the nine months ended March 31, 2019, interest and other income consisted of (i) a gain of $0.2 million from the termination of our lease and sublease agreements in Colorado, (ii) a gain of $0.1 million for embedded derivatives related to the Fiscal 2018 Notes, (iii) rental income from the Colorado subleases of $0.1 million, and (iv) interest income of approximately $12,000. Effective with the conversion of the Fiscal 2018 Notes to equity in January 2019, we no longer have any embedded derivatives and our Colorado leases and subleases were terminated in December 2018.

Income Taxes. For the nine months ended March 31, 2020 and 2019, we did not recognize any income tax benefit due to our net losses and our determination that a full valuation allowance was required for our deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2020, we have cash and cash equivalents totaling approximately $14.0 million and working capital was approximately $10.6 million. We have incurred cumulative net losses of $143.7 million since our inception and as a clinical stage company we have not generated any revenue to date.

Beginning in March 2020, COVID-19 has resulted in an economic environment that is unfavorable for many businesses to pursue new debt and equity financings. The U.S. economy has been largely shut down by mass quarantines and government mandated stay-in-place orders to halt the spread of the virus. While these orders are expected to be lifted gradually, a full recovery of the U.S. economy may not occur until 2021 or later. The long-term effects on us are expected to result in higher costs in order to comply with safeguards to protect patients and staff engaged in clinical activities, and extended periods of time may be required to complete clinical trials. The current economic environment and financial market volatility is expected to make it more challenging for us to obtain additional funding for our clinical programs on terms that are acceptable to our Board of Directors and stockholders. These conditions raise substantial doubt about our ability to continue as a going concern.

As a result of equity financings completed in July and August 2019 as discussed below, we believe our existing cash balance of $14.0 million will be adequate to carry out our planned activities through the end of calendar 2020. While the Company has flexibility to delay clinical programs, if necessary to conserve its capital resources, we believe a financing will need to be completed by the end of calendar 2020 to ensure that adequate resources are available to advance clinical programs in 2021. There are no assurances that the U.S. economy will sustain a sufficient recovery and even if the economic environment improves significantly, there are no assurances that we will be able to obtain additional financing through equity offerings and bank financings in the future.

Presented below is a discussion of recent developments that impacted our liquidity and capital resources for the nine months ended March 31, 2020.

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

On March 31, 2020, we entered into Amendment No. 3 to the License Agreement to extend the payment schedule for the remaining balance of approximately $2.6 million. The revised payment schedule provides for seven quarterly payments to be paid from March 31, 2020 through September 30, 2021. For the nine months ended March 31, 2020, presented below is a summary of our payment obligations under the amended License Agreement, cash payments made, and the impact of Amendment No. 3 on the payment obligations (in thousands):

	Balance				Balance
	June 30,	Cash Payments		Amendment	March 31,
Scheduled Payment Date	2019	Early	Scheduled	No. 3	2020
September 30, 2019	$1,500	$-	$(1,500)	$-	$-
December 31, 2019	1,000	-	(1,000)	-	-
March 31, 2020	2,000	-	(400)	(1,600)	-
June 30, 2020	2,000	(1,391)	-	(209)	400
September 30, 2020	2,000	(2,000)	-	400	400
December 31, 2020	-	-	-	400	400
March 31, 2021	-	-	-	400	400
June 30, 2021	-	-	-	400	400
September 30, 2021	-	-	-	209	209

Total	8,500	$(3,391)	$(2,900)	$-	2,209
Less long-term portion of payable	(2,000)				(609)

Current portion of payable	$6,500				$1,600

The January 2019 amendment to the License Agreement also revised the amount we are required to expend on development of RZ358 and related licensed products, and revised provisions with respect to our diligence efforts in conducting clinical studies. Additionally, upon the future commercialization of RZ358, we will be required to pay royalties to Xoma based on the net sales of the related products. We are also required to make up to $197.0 million in aggregate milestone payments to Xoma whereby the first such payment will be triggered upon enrollment of last patient in our ongoing phase 2 clinical study. As a result of COVID-19, this study has been temporarily paused. Assuming we are able to resume the phase 2b study by October 2020, we believe we will able to complete it by the end of calendar year 2021.

ActiveSite License Agreement

In August 2017, we entered into a Development and License Agreement with ActiveSite Pharmaceuticals, Inc.  (“ActiveSite”) pursuant to which we acquired the rights to ActiveSite’s Plasma Kallikrein Inhibitor program (“PKI Program”).  We are planning to use the PKI Program to develop, file, manufacture, market and sell products for diabetic macular edema and other human therapeutic indications. The ActiveSite License Agreement requires various milestone payments ranging from $1.0 million to $10.0 million when milestone events occur, up to an aggregate of $46.5 million of aggregate milestone payments. The first milestone payment for $1.0 million would be due after completion of the preclinical work and submission of an Initial Drug Application, or IND, to the U.S. Food and Drug Administration for RZ402, which we are attempting to complete in calendar year 2020. We will also be required to pay royalties equal to 2.0% of any sales of products that use the PKI Program. Through March 31, 2020, no events occurred that would result in the requirement to make milestone payments and no royalties have been incurred.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the nine months ended March 31, 2020 and 2019 (in thousands):

	2020	2019	Change
Net cash provided by (used in):
Operating activities	$(20,090)	$(11,539)	$(8,551)
Investing activities	-	237	(237)
Financing activities	22,550	25,000	(2,450)

Cash Flows Used in Operating Activities

For the nine months ended March 31, 2020 and 2019, cash flows used in operating activities amounted to $20.1 million and $11.5 million, respectively. The key components in the calculation of our cash used in operating activities are as follows (in thousands):

	2020	2019	Change
Net loss	$(16,786)	$(27,299)	$10,513
Non-cash expenses	2,824	6,775	(3,951)
Non-cash gains	-	(242)	242
Changes in operating assets and liabilities, net	(6,128)	9,227	(15,355)

Total	$(20,090)	$(11,539)	$(8,551)

For the nine months ended March 31, 2020, our net loss was $16.8 million compared to $27.3 million for the nine months ended March 31, 2019. For further discussion about changes in our operating results for the nine months ended March 31, 2020 and 2019, please refer to Results of Operations above.

For the nine months ended March 31, 2020, substantially all of our non-cash expenses of $2.8 million were attributable to stock-based compensation expense. For the nine months ended March 31, 2019, non-cash expenses totaled $6.8 million, which primarily consisted of stock-based compensation expense of approximately $2.4 million, a charge of $2.2 million for the beneficial conversion feature related to the Fiscal 2018 Notes, and accretion of debt discounts and issuance costs of $2.1 million related to the Fiscal 2018 Notes.

We did not have any non-cash gains for the nine months ended March 31, 2020. For the nine months ended March 31, 2019, non-cash gains consisted of a gain of $0.2 million from the termination of our leases and subleases at our former Colorado facility and a gain of $0.1 million on the change in fair value of embedded derivatives related to the Fiscal 2018 Notes.

For the nine months ended March 31, 2020, net changes in operating assets and liabilities reduced operating cash flow by $6.1 million, primarily driven by a reduction in accrued liabilities of $7.4 million. This reduction was comprised of a $6.3 million decrease in payables to Xoma under the amended License Agreement, and a $1.1 million decrease in other accrued liabilities. These payments that reduced our operating cash flow were partially offset by an increase in accounts payable of $0.7 million and a decrease in prepaid expenses and other assets of $0.6 million. For the nine months ended March 31, 2019, net changes in operating assets and liabilities increased operating cash flow by $9.2 million, which was primarily due to an increase in payables to Xoma of $8.5 million under the amended license agreement.

Cash Flows Provided by Investing Activities

We did not have any cash flows from investing activities for the nine months ended March 31, 2020. Net cash provided by investing activities for the nine months ended March 31, 2019 amounted to $0.2 million, which was primarily attributable to proceeds from the sale of equipment that was no longer needed as a result of the termination of the leases for our former facilities in Colorado.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2020 amounted to $22.6 million. This amount consisted of (i) $20.0 million received from the New Investors in July 2019 for the purchase of approximately 69.0 million shares of Common Stock at a purchase price of $0.29 per share and (ii) $4.1 million received from other investors in July and August 2019 for the purchase of approximately 14.0 million shares of our Common Stock at a purchase price of $0.29 per share. The gross proceeds from these equity issuances totaled $24.1 million and was partially offset by fees of $1.5 million under a financial advisory agreement to result in net proceeds of $22.6 million.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that assessment under those criteria, our management has determined that, at March 31, 2020, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

Certain factors exist which may affect the Company’s business and could cause actual results to differ materially from those expressed in any forward-looking statements. Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in Item 1.A. Risk Factors of our 2019 Form 10-K, in Part II, Item 1A of our quarterly reports for the fiscal quarters ended September 30, 2019 and December 31, 2019, and the risk factor discussed below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

COVID-19 could adversely impact our business, including our clinical trials.

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States and European and Asia-Pacific countries, including countries in which we have planned or active clinical trial sites. The extent to which COVID-19 may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. As COVID-19 continues to spread around the globe, we will likely experience disruptions that could severely impact our business and clinical trials, including:

•	delays or difficulties in enrolling patients or maintaining scheduled study visits in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
•	limitations in employee resources that would otherwise be focused on the conduct of our business or our clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people or as a result of the governmental imposition of “shelter in place” or similar working restrictions;
•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
•	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;
•	changes in local regulations as part of a response to the COVID-19 outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
•	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and
•	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

COVID-19 could impact our ability to raise capital.

COVID-19 is currently impacting countries, communities and markets. We require access to the capital markets to fund our capital requirements. To the extent that our access to the capital markets is adversely affected by COVID-19, we may need to consider alternative sources of funding for our operations and for working capital, any of which could increase our cost of capital.

There is substantial doubt about our ability to continue as a going concern.

Our financial statements have been prepared under U.S. GAAP on the basis that we will continue as a going concern. For the period from our inception through March 31, 2020, we have incurred an accumulated deficit of $143.7 million. We expect to continue to incur losses for the foreseeable future as we develop and commercialize our pipeline, and we must raise additional capital from external sources in order to sustain our operations. Our ability to continue as a going concern is contingent upon, among other factors, our ability to obtain financing to continue to fund our operations. We cannot provide any assurance that we will be able to raise additional capital. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in the development of our product candidates.

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain litigation that may be initiated by our stockholders, including claims under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition. Notwithstanding the foregoing, the exclusive provision shall not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, or the respective rules and regulations promulgated thereunder.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable issuances of unregistered shares of the Company's equity securities for the period covered by this Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits

10.1*	Amendment No. 3 to the License Agreement with Xoma (US) LLC
31.1*	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS*	XBRL Instance Document
101.SC*	XBRL Taxonomy Extension Schema
101.CA*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LA*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

35

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REZOLUTE, INC.

Date: May 14, 2020	By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2020	By:	/s/ Keith Vendola
Keith Vendola
Chief Financial Officer
(Principal Financial and Accounting Officer)

36