Form 10-K
period 2020-06-30
Rezolute, Inc.
filed 2020-10-13
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2020

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to

Commission File Number 000-54495

REZOLUTE, INC.
(Exact Name of Company as Specified in its Charter)

Delaware	27-3440894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Redwood Shores Parkway, Suite 315 Redwood City, California	94065
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(650) 206-4507

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of December 31, 2019, the last business day of the second fiscal quarter, the aggregate market value of the Registrant’s voting stock held by non-affiliates, was approximately $12,596,086, based on the last reported sales price (as adjusted for the reverse stock split) of $5.75 as quoted on the OTC Markets Group on such date.

The registrant had 8,351,457 shares of its $0.001 par value Common Stock outstanding as of October 9, 2020.

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

Special Note About COVID-19

We have been actively monitoring the COVID-19 situation and its impact. Our primary objectives have remained the same throughout the pandemic: to support the safety of our team members and their families and continue to support our preclinical studies and clinical trials. While our financial results for the fiscal year ended June 30, 2020 were not significantly impacted by COVID-19, we cannot predict the impact of the progression of the COVID-19 pandemic on future results due to a variety of factors, including the continued good health of our employees, the ability of us to maintain operations, access to healthcare facilities and patient willingness to participate in our clinical trials, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. The ultimate impact of the COVID-19 pandemic on our business operations, our ability to raise capital, as well as our preclinical studies and clinical trials remains uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. Any prolonged material disruption of our employees, suppliers, or manufacturing may negatively impact our consolidated financial position, results of operations and cash flows. We will continue to monitor the situation closely.

-ii-

PART I

Item 1.          Business

Rezolute, Inc. (“Rezolute”, the “Company”, “we” or “us”) is advancing targeted therapies for metabolic diseases with serious unmet needs.

Overview

On October 9, 2020, we completed a private placement of equity securities that resulted in net proceeds to the Company of approximately $37.6 million.

On October 7, 2020, our Board of Directors approved a one share for 50 shares reverse stock split of our $0.001 par value Common Stock (the “Reverse Stock Split”). The Reverse Stock Split was previously approved by stockholders at our annual meeting on October 23, 2019 and was effective at 5:00 Eastern time on October 9, 2020. The first day of trading after the Reverse Stock Split was on October 13, 2020. In connection with the Reverse Stock Split, proportionate adjustments were made to increase the per share exercise prices and decrease the number of shares of Common Stock issuable upon exercise of stock options and warrants whereby approximately the same aggregate price is required to be paid for such securities upon exercise as had been payable immediately preceding the Reverse Stock Split. In addition, any fractional shares that would otherwise be issued as a result of the Reverse Stock Split were rounded up to the nearest whole share. All references in this Annual Report to the number of shares of Common Stock and the related per share amounts have been retroactively adjusted to give effect to the Reverse Stock Split.

Also during September 2020, we made adjustments to the composition of our Board of Directors, which included appointing Philippe Fauchet as an independent director. Our Board now consists of a majority of independent directors.

As of the date of this Annual Report, we continue to work diligently toward our goal of having our shares of Common Stock listed on the Nasdaq Capital Market. With the completion of the private placement and execution of the Reverse Stock Split, and board composition adjustments discussed above, we believe that we currently meet all of Nasdaq’s initial listing standards. We are currently engaged in active discussions with the staff of Nasdaq with the objective to promptly complete the uplisting. However, no assurance can be provided that we will be successful in this regard.

Summary of Clinical Assets

Our lead clinical asset, RZ358, is an antibody therapy in Phase 2b development as a potential treatment for congenital hyperinsulinism (“CHI”), an ultra-rare pediatric genetic disorder.

In February 2020, we announced the initiation of the RZ358-606 Phase 2b study (“RIZE”) globally at multiple study centers. Prior to COVID-19, we had planned to complete the RIZE study by the middle of calendar year 2021.

In March 2020, we paused the RIZE study as a result of the COVID-19 pandemic. As the COVID-19 pandemic abates in different regions, we are resuming clinical activities including trial site initiations. We believe that patient enrollment will recommence by the end of October 2020. Further, if we can begin enrolling patients on this timeframe, we believe we will be able to complete the RIZE study in the second half of calendar year 2021.

In addition, in the first half of calendar year 2020, we had positive interactions with the U.S. Food and Drug Administration (“FDA”). In June 2020, we announced that FDA granted us Rare Pediatric Disease (“RPD”) designation for RZ358, which qualifies us to receive a priority review voucher upon marketing approval of the drug in CHI. Such a voucher could be redeemed to receive a priority review of a subsequent marketing application for any drug candidate in any disease indication. Further, we submitted the RIZE protocol to FDA which allows us to expand the study to clinical sites in the United States. We believe that patient enrollment may commence in the United States in the first quarter of calendar year 2021.

Our next program, RZ402, is an investigational new drug (“IND”) application-ready oral therapy, targeting diabetic macular edema (“DME”). Prior to COVID-19 we were planning to file the IND with the FDA in the third quarter of calendar year 2020, followed by the initiation and completion of a Phase 1 study this calendar year. However, as a result of the present uncertainties associated with COVID-19 pandemic, we have deferred filing the IND. We anticipate initiating the clinical trial for RZ402 prior to the end of the first quarter of calendar year 2021.

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

RZ402

DME is a severe complication of diabetes marked by progressive vision loss and blindness. Consistently high blood sugar levels can cause diabetic retinopathy, a complication characterized by damage to the blood vessels in the eye and fluid leakage into the light-sensitive tissue known as the retina. The accumulation of fluid may lead to DME, or swelling of the macula, the part of the retina responsible for sharp, straight-ahead vision. Currently available treatments for DME involve frequent burdensome injections into the eye or invasive laser surgery.

Rezolute is developing RZ402, a small molecule plasma kallikrein inhibitor (“PKI”) for use in DME. As a once-daily oral investigational therapy, RZ402 is designed to improve compliance and treatment outcomes for patients with DME. Elevated plasma levels of the enzyme kallikrein have been associated with increased inflammation, vessel leakage and excess blood vessel growth in the eyes of patients with DME. Genetic and pharmacologic knockout of plasma kallikrein have been shown to protect against vascular endothelial growth factor (“VEGF”) induced retinal blood vessel leakage in murine models without damaging long-term effects.

RZ402 is a bioavailable small molecule inhibitor of plasma kallikrein that has shown the potential to prevent the onset of and reverse vascular leakage in a dose-dependent manner in multiple rodent models of whole body and retinal vascular leakage. Target plasma concentrations were exceeded for 24 hours following oral dosing of RZ402 in monkeys and dogs, supporting the potential for once daily dosing in humans. Rezolute has completed a pre-IND meeting with the FDA and the IND-enabling toxicology studies in preparation for filing an IND.

Competition

We face competition from pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and private research organizations in recruiting and retaining highly qualified scientific personnel and consultants and in the development and acquisition of technologies.

There are a handful of companies developing therapies for CHI that are potential competitors to RZ358. Zealand Pharma is one such company.

There are a handful of companies developing oral therapies for diabetic macular edema that are potential competitors to the plasma kallikrein inhibitor therapy, KalVista Pharmaceuticals being one such company.

Government Regulation

Regulation by governmental authorities in the U.S. and other countries is a significant factor in the development, manufacture and marketing of pharmaceutical products. All of our potential products will require regulatory approval by governmental agencies prior to commercialization. In particular, pharmaceutical therapies are subject to rigorous preclinical testing and clinical trials and other pre-market approval requirements by the FDA and regulatory authorities in foreign countries. Various federal, state and foreign statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products.

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

Research and Development

We incurred approximately $14.5 million and $19.1 million in research and development expenses for the fiscal years ended June 30, 2020 and 2019, respectively. For further discussion of activities related to our RZ358 and RZ402 product candidates, please refer to the discussion above. For further discussion of our research and development expenses, please refer to the discussion under the caption Results of Operations under Item 7 of this Annual Report.

Employees

As of June 30, 2020, we had 23 full-time employees, all of whom have experience with pharmaceutical, biotechnology or medical product companies. None of our employees or contractors are covered by collective bargaining agreements.

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

We incurred net losses of $20.3 million and $30.4 million for the fiscal years ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $147.2 million. Our operations consume substantial amounts of cash and we expect that our cash used in our operating activities will continue to increase for the next several years. We expect to continue to incur losses for the foreseeable future as we develop and commercialize our pipeline, and we must raise additional capital from external sources in order to sustain our operations beyond the next year. If we are unable to raise additional capital, we may have to significantly delay, scale back or discontinue one or more of our research and development programs. We may be required to cease operations or seek partners for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available. In the absence of additional capital we may also be required to relinquish, license or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize our business on terms that are less favorable than might otherwise be available. If we are unable to secure additional capital, we may be required to take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in the development of our product candidates.

Results of preclinical testing or earlier clinical studies are not necessarily predictive of future results, therefore none of the product candidates we advance into clinical studies may have favorable results in later clinical studies or receive regulatory approval.

Success in preclinical testing does not ensure that clinical studies will generate adequate data to demonstrate the efficacy and safety of an investigational drug or biologic. Even if our clinical studies produce promising results, there is no assurance that such results will be replicated or exceeded in later clinical studies. A number of companies in the biotechnology industry, including those with greater resources and experience, have suffered significant setbacks in clinical studies, even after seeing promising results in earlier preclinical and clinical studies. We do not know whether our clinical studies will demonstrate adequate efficacy and safety to justify the continuing advancement of a program. If later stage clinical studies do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted. Even if we believe that our product candidates have performed satisfactorily in preclinical testing and clinical studies, we may still fail to obtain FDA approval for our product candidates.

COVID-19 could continue to adversely impact our business, including our clinical trials.

Beginning in March 2020, COVID-19 has resulted in an economic environment that is unfavorable for many businesses to conduct operations and to pursue new debt and equity financings. The U.S. economy had been largely shut down by mass quarantines and government mandated stay-in-place orders to halt the spread of the virus. While these orders have been relaxed, a full recovery of the U.S. economy may not occur until 2021 or later. The extent to which COVID-19 may continue to impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. As COVID-19 continues to spread around the globe, we will likely experience disruptions that could severely impact our business and clinical trials, including:

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

COVID-19 is currently impacting countries, communities and markets. We require ongoing access to the capital markets to fund our future capital requirements. To the extent that our access to the capital markets is adversely affected by COVID-19, we may need to consider alternative sources of funding for our operations and for working capital, any of which could increase our cost of capital.

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

Even if U.S. regulatory approval is obtained for a particular drug candidate, the FDA may still impose significant restrictions on marketing, indicated uses and/or require potentially costly post-approval studies or post-market surveillance. For example, the label ultimately approved, if any, may include restrictions on use. Further, the FDA may require that long-term safety data may need to be obtained as a post-market requirement. Even if the FDA or a foreign regulatory agency approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose requirements for post-approval studies, including additional research and development and clinical trials. The FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including substantial monetary penalties and withdrawal of product approval.

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

The results of preclinical studies and initial clinical trials of our product candidates do not necessarily predict the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progress through initial clinical trials. We cannot assure you that the data collected from the preclinical studies and clinical trials of our product candidates will be sufficient to support approval by FDA or a foreign regulatory authority. In addition, the continuation of a particular study after review by an independent data safety monitoring board does not necessarily indicate that our product candidate will achieve the clinical endpoint.

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

Our product candidates are prone to the risks of failure inherent in drug development. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate safety in preclinical studies and effectiveness with substantial evidence gathered in well-controlled clinical studies. With respect to approval in the U.S., to the satisfaction of the FDA and, with respect to approval in other countries, to the satisfaction of regulatory authorities in those countries, we must demonstrate that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate.

Despite our efforts, our product candidates may not:

•	offer therapeutic benefit or other improvements over existing, comparable therapeutics;

•	be proven safe and effective in clinical studies;

•	meet applicable regulatory standards;

•	be capable of being produced in sufficient quantities at acceptable costs;

•	be successfully commercialized; or

•	obtain favorable reimbursement.

We are not permitted to market any of our other product candidates in the U.S. until we receive approval of a new drug application, or approval of a biologics license application, from the FDA, or in any foreign countries until we receive the requisite approval from such countries. We have not submitted a new drug application or biologics license application or received marketing approval for any of our product candidates.

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

We rely upon a small number of third-party suppliers for the manufacture of certain raw materials that are necessary to formulate our drug products for preclinical and clinical testing purposes. We intend to continue to rely on them in the future. We also expect to rely upon third parties to produce materials required for the commercial production of our product candidates if we succeed in obtaining necessary regulatory approvals. If we are unable to arrange for third-party sources, or do so on commercially unreasonable terms, we may not be able to complete development of or market our product candidates. In addition, third-party suppliers that we engage may be adversely impacted by COVID-19 as discussed above under “COVID-19 could continue to adversely impact our business, including our clinical trials.”

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

We have U.S. federal and state net operating loss carryforwards due to prior period losses, which could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), our ability to utilize net operating loss ("NOL") carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws in the United States. See “As a result of recent issuances of shares of our Common Stock, two stockholders effectively control the Company. These stockholders can exercise significant control, which could limit your ability to influence the outcome of key transactions, including any future change of control”. Due to our recent financing activities, we experienced a change of control that is expected to result in significant limitations to the future use of our NOL carryforwards. We are in the process of quantifying the extent of the Section 382 limitations, which could result in our inability to utilize a significant portion of our NOL carryforwards that were generated prior to any change of control. It is possible that any future ownership changes or issuances of our capital stock, could have a material effect on the use of our NOL carryforwards or other tax attributes, which could adversely affect our future profitability.

If we are unable to successfully remediate the material weakness in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, which may adversely affect investor confidence in us and, as a result, the value of our Common Stock.

In connection with the audit of our fiscal 2020 consolidated financial statements, we noted a material weakness in our controls, principally as a result of our inability to segregate duties to prevent employees from overriding the internal control system. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in a more than reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. During our fiscal year ended June 30, 2020, we hired a Director of Accounting and we implemented additional procedures to improve our segregation of duties. However, without hiring additional personnel we have been unable to fully remediate this material weakness. We cannot provide assurance that these or other measures will eventually result in the elimination of the material weakness described above. We also cannot assure you that in the future we will not have additional significant deficiencies or material weaknesses.

Operations outside the United States may be affected by different local politics, business and cultural factors, different regulatory requirements and prohibitions between jurisdictions.

We intend to seek regulatory approval in foreign countries for all of our potential products prior to commercialization. Pharmaceutical therapies are subject to rigorous preclinical testing and clinical trials and other pre-market approval requirements by regulatory authorities in foreign countries. Operations outside the United States may be affected by different local business and cultural factors, different regulatory requirements and prohibitions between jurisdictions, including the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments, and changes in regulatory requirements for financing activities.

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain litigation that may be initiated by our stockholders, including claims under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition. Notwithstanding the foregoing, the exclusive provision does not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, or the respective rules and regulations promulgated thereunder.

Risks Related to Our Intellectual Property

Our current patent positions and license portfolio may not include all patent rights needed for the full development and commercialization of our product candidates. We cannot be sure that patent rights we may need in the future will be available to license on commercially reasonable terms, or at all.

We typically develop our product candidates using compounds that we have acquired or in-licensed, including the original composition of matter patents and patents that claim the activities and methods for such compounds’ production and use. For example, in 2017 we in-licensed (i) a fully human monoclonal antibody from Xoma Corporation as well as (ii) plasma kallikrein inhibitor portfolio from ActiveSite Pharmaceuticals and in consideration for such licenses, we will owe milestone payments and royalties as we progress product candidates through development.

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

Although our patents may prevent others from making, using or selling similar products, they do not ensure that we will not infringe the patent rights of third parties. We may not be aware of all patents or patent applications that may impact our ability to make, use or sell any of our product candidates or proposed product candidates. For example, because we sometimes identify the mechanism of action or molecular target of a given product candidate after identifying its composition of matter and therapeutic use, we may not be aware until the mechanism or target is further elucidated that a third party has an issued or pending patent claiming biological activities or targets that may cover our product candidate. U.S. patent applications filed after November 29, 2000 are confidential in the U.S. Patent and Trademark Office for the first 18 months after such applications’ earliest priority date, and patent offices in other countries often publish patent applications for the first time six months or more after filing. Furthermore, we may not be aware of published or granted conflicting patent rights. Any conflicts resulting from patent applications and patents of others could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection. If others obtain patents with conflicting claims, we may need to obtain licenses to these patents or to develop or obtain alternative technology.

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

Our commercial success will depend in part on our and our licensors’ ability to obtain additional patents and protect our existing patent positions, particularly those patents for which we have secured exclusive rights, as well as our ability to maintain adequate protection of other intellectual property for our technologies, product candidates and any future products in the U.S. and other countries. If we or our licensors do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize our product candidates and delay or render impossible our achievement of profitability. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S., and we may encounter significant problems in protecting our proprietary rights in these countries.

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

Risks Related to Our Common Stock

Two stockholders may exercise significant voting control over the Company. These stockholders have the ability to exercise significant control, which could limit your ability to influence the outcome of key transactions, including any future change of control.

Between January 2019 and July 2019, we entered into purchase agreements whereby we issued an aggregate of approximately 1.8 million shares of our Common Stock to each of Handok, Inc. (“Handok”) and Genexine, Inc. (“Genexine”). On June 26, 2020, Handok entered into a 10b5-1 purchasing plan (the “10b5-1 Plan”) with JMP Securities. Subject to the terms of the 10b5-1 Plan, Handok has purchased on the open market an aggregate of approximately 172,000 shares of our Common Stock through September 30, 2020. As a result of these issuances, Handok owned approximately 34% and Genexine owned approximately 31% of our outstanding Common Stock as of September 30, 2020. Under the 10b5-1 Plan Handok has the ability to continue to acquire shares of our Common Stock on the open market.

As a result of these recent issuances of our Common Stock, Handok and Genexine have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Our Board of Directors currently consists of five members, including one representative from Handok. Due to the significant voting power held by each of Handok and Genexine, future corporate actions can be approved if these two stockholders cast identical votes for a stockholder proposal, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

Our ability to uplist our Common Stock to the Nasdaq Capital Market is contingent on us meeting applicable initial listing criteria.

Pursuant to a private placement completed on October 9, 2020, we are required to use commercially reasonable efforts to uplist our shares of Common Stock to the Nasdaq Stock Market, a national securities exchange. We have an active application in place for our Common Stock to be listed on the Nasdaq Capital Market. Each exchange requires companies desiring to list their Common Stock to meet certain listing criteria including total number of stockholders, Board of Directors independence, minimum stock price, total value of public float, and in some cases total stockholders' equity and market capitalization. Our failure to meet such applicable listing criteria could prevent us from listing our Common Stock on this exchange. In the event we are unable to uplist our Common Stock, our Common Stock will continue to trade on the OTCQB market, which is generally considered less liquid and more volatile than a national securities exchange. Our failure to uplist our Common Stock could make it more difficult for you to trade our Common Stock, could prevent our Common Stock from trading on a frequent and liquid basis and could result in the price of our Common Stock not reflecting the value of our Common Stock.

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

As of June 30, 2020, there are up to 1.6 million shares of our Common Stock that may be issued pursuant to outstanding warrants and stock option agreements. Such potential issuances include (i) outstanding warrants to purchase up to 0.6 million shares of our Common Stock at a weighted average exercise price of $57.46 per share, and (ii) outstanding stock options to purchase up to 1.0 million shares of our Common Stock at a weighted average exercise price of $33.06 per share. We also have approximately 36,000 shares that are reserved for future grants under our active stock option plans. Additionally, we issued warrants to purchase 0.8 million shares of our Common Stock that are exercisable at $19.50 per share in connection with a private placement completed on October 9, 2020.

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

Our stock price was under downward pressure for over a year and we were puzzled as to why there would be consistent downward pressure on our stock even in the face of positive news about the Company and our prospects. Following some investigation and with the assistance of outside advisors, we believed we were the target of naked short selling. Naked short selling is when an investor sells short shares that they do not possess and have not confirmed their ability to possess, and is a practice that is prohibited by the SEC's Regulation SHO. It can reduce the value of companies and stockholders' investments by artificially pushing a company’s stock price down.

As discussed above, in June 2020 Handok entered into a 10b5-1 plan whereby an aggregate of approximately 172,000 shares of our Common Stock were purchased on the open market through September 30, 2020. As a result of these purchases, after giving effect to the Reverse Stock Split the daily closing price of our Common Stock has been as high as $27.40 per share and naked short selling of our Common Stock seems to be reduced or eliminated. However, we cannot assure you that naked short selling of our Common Stock will not cause future reductions in the price of our Common Stock.

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

Previously trades of our Common Stock were subject to Rule 15g-9 promulgated by the SEC under the Exchange Act, which imposes certain requirements on broker-dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker-dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The SEC also has other rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00, other than securities listed on a national securities exchange, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our Common Stock. As a result of our Reverse Stock Split, we believe that our Common Stock will no longer be deemed a penny stock. However, we cannot assure you that we will maintain our Common Stock price or that we will not become subject to the penny stock rules in the future.

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

ITEM 2. PROPERTIES.

We believe our current physical properties are sufficient and adequate to meet our current and projected requirements. Presented below is a discussion about our current properties that are used for administrative and research activities.

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

ITEM 3. LEGAL PROCEEDINGS.

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Prior to the effectiveness of the reverse stock split on October 9, 2020, our Common stock was quoted on the OTCQB of the OTC Markets Group under the trading symbol "RZLT". Upon the effectiveness of the reverse stock split, the trading symbol was changed to "RZLTD". The OTCQB is an inter-dealer quotation and trading system and only market makers can apply to quote securities on the OTCQB. Trading in our Common Stock on the OTCQB has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

The following table sets forth the high and low prices for our Common Stock for the each of the fiscal quarters in the two-year period ended June 30, 2020. These prices have been adjusted to give effect to the Reverse Stock Split and do not reflect retail markups, markdowns, or commissions.

	2020		2019
Fiscal year ended June 30,	High	Low	High	Low
First Quarter	$24.80	$5.35	$25.50	$15.00
Second Quarter	14.00	4.00	20.00	4.50
Third Quarter	7.50	3.10	19.00	4.50
Fourth Quarter	8.50	3.15	18.00	6.00

Holders

As of September 30, 2020, there were 346 holders of record of our Common Stock. We believe the number of beneficial owners of our Common Stock are substantially greater than the number of record holders because a large portion of our outstanding Common Stock is held of record in broker “street names” for the benefit of individual investors.

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

Equity Compensation Plan Information

Presented below is information about our equity compensation plans, adjusted to give effect to the Reverse Stock Split, as of June 30, 2020 (shares in thousands):

		Shares to be Issued Upon		Securities
	Plan	Exercise of Outstanding Options		Available
	Termination	Number of	Weighted Average	For Future
	Date	Shares	Exercise Price	Issuance
		(a)	(b)	(c)
Equity compensation plans approved by security holders:
2014 Stock and Incentive Plan	March 21, 2019	44	$153.47	-
2015 Non-Qualified Stock Option Plan	February 23, 2020	95	55.19	-
2016 Non-Qualified Stock Option Plan	October 31, 2021	524	29.63	36
Equity compensation plans not approved by security holders:
2019 Non Qualified Stock Option Plan	July 31, 2029	300	14.50	-

Total		963	33.06	36

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

Recent Developments

On October 9, 2020, we completed a private placement of equity securities that resulted in net proceeds of approximately $37.6 million. The completion of this private placement triggered our obligation to repay the remaining balance due to Xoma of $1.8 million. Effective October 9, 2020, we implemented a one share for 50 shares Reverse Stock Split of our $0.001 par value Common Stock. During September 2020, we made adjustments to our Board of Directors, which included appointing Philippe Fauchet as an independent director. Our Board now consists of a majority of independent directors. We continue to work diligently towards our goal of having our shares of Common Stock listed on the Nasdaq Capital Market and we believe that we currently meet all of Nasdaq’s initial listing standards.

Please refer to our discussion under Liquidity below and in Notes 4 and 14 to our consolidated financial statements included in Item 8 of this Annual Report for further discussion of the private placement, Early Payments due to Xoma, and the Reverse Stock Split.

Special Note About COVID-19

We have been actively monitoring the COVID-19 situation and its impact. Our primary objectives have remained the same throughout the pandemic: to support the safety of our team members and their families and continue to support our preclinical studies and clinical trials. While our financial results for the fiscal year ended June 30, 2020 were not significantly impacted by COVID-19, we cannot predict the impact of the progression of the COVID-19 pandemic on future results due to a variety of factors, including the continued good health of our employees, the ability of us to maintain operations, access to healthcare facilities and patient willingness to participate in our clinical trials, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. The ultimate impact of the COVID-19 pandemic on our business operations, our ability to raise capital, as well as our preclinical studies and clinical trials remains uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. Any prolonged material disruption of our employees, suppliers, or manufacturing may negatively impact our consolidated financial position, results of operations and cash flows. We will continue to monitor the situation closely.

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

In December 2019, we received top-line results in our Phase 1 clinical study related to AB101 where we determined that additional formulation adjustments are required before further clinical studies can be undertaken. As a portfolio management decision, we have decided not to take the program further in development and expect that future expenditures related to the program will be insignificant.

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

Interest and other income. Interest and other income consist primarily of interest income earned on temporary cash investment, rental income related to subleases that were in effect until December 2018, gain on termination of lease and sublease agreements, and gains on changes in the fair value of embedded derivatives.

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

Stock-Based Compensation Expense

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

We have granted stock options with vesting that is dependent on achieving certain market, performance and service conditions (“Hybrid Options”). For purposes of recognizing compensation cost, we determine the requisite service period as the longest of the derived, implicit and explicit vesting periods for each of the market, performance and service conditions, respectively. Compensation cost will be recognized beginning on such date that achievement of the performance condition is considered probable and continuing through the end of the requisite service period. Determination of the requisite service period of the Hybrid Options will be based on the date that the performance condition is considered probable. Unrecognized compensation cost for the Hybrid Options, calculated using the BSM pricing model, will be recognized beginning on the date that the performance condition is considered probable using the grant date fair value. If the Hybrid Options do not ultimately become exerciseable as a result of failure to achieve the requisite service period, any previously recognized compensation cost will be reversed.

Leases

We determine if an arrangement includes a lease as of the date we enter into an agreement. Operating leases are included in right-of-use (“ROU”) assets, and operating lease liabilities in our Consolidated Balance Sheets. ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments as of the lease commencement date. We generally use the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. Our leases may include options to extend or terminate the lease; the calculation of ROU assets and operating lease liabilities gives effect to these options when we believe it is reasonably certain that the options will be exercised. Lease expense is recognized on a straight-line basis over the lease term. We have elected not to apply the recognition requirements for short-term leases. For lease agreements with lease and non-lease components, we generally account for them separately.

Results of Operations

Results of operations for the years ended June 30, 2020 and 2019 reflect net losses of approximately $20.3 million and $30.4 million, respectively. Our consolidated statements of operations for the years ended June 30, 2020 and 2019, along with the changes between periods, are presented below (in thousands, except percentages):

			Changes
	2020	2019	Amount	Percent
Operating expenses:
Research and development:
Compensation and benefits	$5,883	$2,578	$3,305	128%
Clinical trial costs	3,955	35	3,920	11200%
Consultants and outside services	3,209	674	2,535	376%
Material manufacturing costs	882	1,232	(350)	-28%
Facilities and other	521	534	(13)	-2%
Licensing costs	-	14,026	(14,026)	-100%
Total research and development	14,450	19,079	(4,629)	-24%

General and administrative:
Compensation and benefits	3,782	4,286	(504)	-12%
Professional fees	1,169	1,341	(172)	-13%
Facilities and other	1,120	1,238	(118)	-10%
Total general and administrative	6,071	6,865	(794)	-12%
Total operating expenses	20,521	25,944	(5,423)	-21%
Operating loss	(20,521)	(25,944)	5,423	-21%

Non-operating income (expense):
Interest and other income	188	456	(268)	-59%
Interest expense	-	(4,958)	4,958	-100%
Total non-operating income (expense)	188	(4,502)	4,690	-104%
Net loss	$(20,333)	$(30,446)	$10,113	-33%

Presented below is a discussion of the key factors that resulted in changes in our results of operations for these periods.

Revenue. As a clinical stage company, we did not generate any revenue for the years ended June 30, 2020 and 2019. We are at an early stage of development as a proprietary product specialty pharmaceutical company and we do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. We do not expect to be able to market any of our product candidates for several years.

Research and Development Expenses. Research and development (“R&D”) costs decreased from approximately $19.1 million for the year ended June 30, 2019 to $14.5 million for the year ended June 30, 2020, a decrease of $4.6 million. This decrease was attributable to $14.0 million of licensing costs incurred under our amended agreement with Xoma in January 2019, whereas we did not incur any licensing expenses for the year ended June 30, 2020. This large decrease in licensing costs was partially offset by higher costs for the year ended June 30, 2020 for compensation and benefits, clinical trials costs, and consulting and outside services as discussed below.

Compensation and Benefits. For the year ended June 30, 2020, we had an increase of $3.3 million in compensation and benefits for our R&D workforce, which was attributable to an increases in cash-based compensation and benefits of $2.3 million and stock-based compensation expense of $1.0 million. The increase of $2.3 million in cash-based compensation and benefits was attributable to (i) increased salaries and benefits cost of $1.7 million as we doubled our average R&D workforce from 8 employees for the year ended June 30, 2019 to 16 employees for the year ended June 30, 2020, (ii) an increase in cash bonuses for our R&D workforce of $0.3 million, and (iii) our R&D employees did not perform administrative and financing-related functions in fiscal 2020, whereas $0.4 million was allocated to G&A expenses for the year ended June 30, 2019, but is included in R&D expenses for the year ended June 30, 2020. The total increases in cash-based compensation and benefits for our R&D workforce amounted to $2.4 million and was partially offset by $0.1 million billed to Handok and Genexine under the Master Services Agreement discussed in Note 10 to our consolidated financial statements included in Item 8 of this Annual Report. The increase in stock-based compensation expense of $1.0 million was primarily due to stock option grants with time-based vesting to our R&D workforce and Scientific Advisory Board members for an aggregate of 0.2 million shares for the year ended June 30, 2020.

Clinical Trial Costs. For the year ended June 30, 2020, our clinical trial costs increased by $3.9 million. This increase consisted of costs related to the launch of the RIZE study of $3.2 million where we enrolled our first patient in February 2020, and increased costs of $0.7 million primarily for higher contract research costs in our AB101 first-in-human Phase 1 study for which we received top-line results in December 2019. As a result of COVID-19, the RIZE study was paused in March 2020 and the timetable to resume the study is currently uncertain. Additional spending on AB101 is expected to be minimal as we search for potential partnering arrangement. For the fiscal year ended June 30, 2019, we did not have any material spending related to our clinical trials.

Consulting and outside services. Consulting and outside services increased from approximately $0.7 million for the year ended June 30, 2019 to $3.2 million for the year ended June 30, 2020, an increase of $2.5 million. For the year ended June 30, 2020, consulting and outside services consisted of IND enabling laboratory expense of $1.9 million primarily related to RZ402, patent maintenance costs of $0.5 million primarily related to AB101, chemistry, manufacturing and control (“CMC”) consulting and contract laboratory services of $0.5 million primarily for RZ358, quality and FDA filing expenses of $0.2 million, and other consulting services of $0.1 million. For the year ended June 30, 2019, consulting and outside services of $0.7 million primarily consisted of contract laboratory consulting costs of $0.5 million related to AB101 and general R&D consulting services of $0.2 million.

Material manufacturing costs. Material manufacturing costs decreased from $1.2 million for the year ended June 30, 2019 to $0.8 million for the year ended June 30, 2020, a decrease of $0.4 million. For the year ended June 30, 2020, the decrease in our material manufacturing costs was primarily due to decreased spending of $0.6 million in RZ358 for CMC drug product stability and storage, partially offset by an increased spending in RZ402 for pre-IND preclinical drug product manufacturing of $0.2 million.

Licensing costs. Costs incurred under license agreements with third parties are charged to expense, unless the licensing rights have separate economic value in alternative future research and development projects or otherwise. Accordingly, all of the payments under our licensing agreements with Xoma and ActiveSite have been charged to expense in the period in which the cost is incurred. We did not incur any licensing costs for the year ended June 30, 2020 as compared to $14.0 million incurred under our amended license agreement with Xoma for the year ended June 30, 2019. The expense incurred for the year ended June 30, 2019 under the amended license agreement relates to RZ358 and consists of (i) a cash payment to Xoma of $5.5 million in February 2019, and (ii) an obligation to pay $8.5 million to Xoma in staggered amounts on a quarterly basis. In March 2020, we entered into another amendment to the license agreement that extended the timing of the remaining payments but did not result in any additional expense. As of June 30, 2020, we had paid down the original $8.5 million obligation to $1.8 million. With respect to our ActiveSite License Agreement, the first milestone payment for $1.0 million would be due after completion of the preclinical work and submission of an IND to the FDA for RZ402, which we are planning to complete by the end of the first quarter of calendar year 2021.

General and Administrative Expenses. General and administrative (“G&A”) expenses decreased from $6.9 million for the year ended June 30, 2019 to $6.1 million for the year ended June 30, 2020, a decrease of $0.8 million. For the year ended June 30, 2020, compensation and benefits for our administrative and executive workforce decreased by $0.5 million, professional fees decreased by $0.2 million, and facilities and other expenses decreased by $0.1 million.

Compensation and Benefits. Compensation and benefits decreased from approximately $4.3 million for the year ended June 30, 2019 to $3.8 million for the year ended June 30, 2020, a decrease of $0.5 million. This decrease consisted of reductions of $0.1 million in cash-based compensation and $0.4 million in stock-based compensation expense. The decrease in cash-based compensation was primarily attributable to our allocation to G&A expense of $0.4 million of compensation for R&D employees that temporarily performed financial and administrative functions during the year ended June 30, 2019, and a reduction in bonuses of $0.1 million for our G&A workforce for the year ended June 30, 2020. These reductions in compensation costs total $0.5 million and were partially offset by higher costs incurred for the year ended June 30, 2020 for (i) higher compensation and benefits costs due to the addition of two accounting and finance employees and merit increases in salaries totaling $0.2 million, (ii) severance costs of $0.1 million related to termination of an executive officer, and (iii) recruiting costs for new employees of $0.1 million. The $0.4 million decrease in stock-based compensation consisted of a decrease of $1.5 million as certain stock options were forfeited or became fully vested in our 2019 fiscal year, resulting in no further compensation expense after that date. This decrease was partially offset by new stock option grants with time-based vesting to our G&A workforce for 0.3 million shares that resulted in expense of $1.1 million for the year ended June 30, 2020.

Professional fees. For the year ended June 30, 2020, our spending on professional fees included auditing and financial reporting consulting of $0.4 million, investor relations costs of $0.4 million, legal services of $0.3 million, and information technology consulting of $0.1 million. Professional fees decreased from $1.3 million for the year ended June 30, 2019 to $1.2 million for the year ended June 30, 2020. Projects that required specialized legal and consulting services during the year ended June 30, 2020 included (i) preparation of our proxy statement and Special Meeting of Stockholders to approve the Reverse Stock Split in October 2019, (ii) investor relations and other services related to our ongoing application to uplist to a national stock exchange, (iii) several complex transactions reported in our annual and quarterly SEC filings, and (iv) registration statements filed with the SEC.

Facilities and other costs. Costs allocable to G&A activities for facilities and other costs decreased from $1.2 million for the year ended June 30, 2019 to $1.1 million for the year ended June 30, 2020. The reduction in facilities costs allocable to G&A was primarily attributable to our decision to exit our Colorado facility leases in December 2018 and enter into new leases for significantly less space and at a significantly lower cost in the first calendar quarter of 2019.

Interest and Other Income. Interest and other income decreased from $0.5 million for the year ended June 30, 2019 to $0.2 million for the year ended June 30, 2020, a decrease of $0.3 million. Interest and other income for the year ended June 30, 2020 was solely attributable to interest income earned on temporary cash investments of $0.2 million. For the year ended June 30, 2019, interest and other income consisted of (i) a gain of $0.2 million from the termination of our lease and sublease agreements in Colorado, (ii) a gain of $0.1 million for embedded derivatives related to the Fiscal 2018 Notes, (iii) rental income from the Colorado subleases of $0.1 million, and (iv) interest income of approximately $0.1 million. Effective with the conversion of the Fiscal 2018 Notes to equity in January 2019, we no longer have any embedded derivatives and our Colorado leases and subleases were terminated in December 2018.

Interest Expense.  Interest expense was approximately $5.0 million for the year ended June 30, 2019, whereas we did not incur any interest expense for the year ended June 30, 2020. Interest expense was solely attributable to the Fiscal 2018 Notes for the year ended June 30, 2019, and consisted of (i) recognition of a beneficial conversion feature of $2.2 million upon the automatic conversion of the Fiscal 2018 Notes at a 20% discount to the terms of the Series AA Financing, (ii) accretion of discount of $2.1 million from July 1, 2018 through the January 30, 2019 conversion date for the Fiscal 2018 Notes, and (iii) interest expense of $0.7 million based on the contractual rate of 15.0%. Due to the repayment of the Fiscal 2018 Notes in January 2019, we did not incur any interest expense for the year ended June 30, 2020.

Income Taxes. For the year ended June 30, 2020 and 2019, we did not recognize any income tax benefit due to our net losses and our determination that a full valuation allowance was required for our deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2020, we have cash and cash equivalents totaling approximately $10.0 million and working capital was approximately $7.3 million. We have incurred cumulative net losses of $147.2 million since our inception and as a clinical stage company we have not generated any revenue to date.

As discussed below, in October 2020 we received aggregate net proceeds from investors in a private placement of approximately $37.6 million from the issuance of units that consisted of approximately 2.5 million shares of Common Stock and warrants for the purchase of approximately 0.8 million shares of Common Stock. We believe our existing cash and cash equivalents balance plus the net proceeds from the private placement of $37.6 million will be adequate to carry out currently planned activities into the second half of fiscal year 2022. We also have flexibility to delay future clinical programs to conserve our capital resources.

Beginning in March 2020, COVID-19 has resulted in an economic environment that is unfavorable for many businesses to conduct operations and to pursue new debt and equity financings. The U.S. economy had been largely shut down by mass quarantines and government mandated stay-in-place orders to halt the spread of the virus. While these orders have been relaxed, a full recovery of the U.S. economy may not occur until 2021 or later. The long-term effects on us are expected to result in higher costs in order to comply with safeguards to protect patients and staff engaged in clinical activities, and extended periods of time may be required to complete clinical trials. The current economic environment and financial market volatility may make it more challenging for us to continue to obtain funding in the future for our clinical programs.

Presented below is a discussion of developments that impacted our liquidity and capital resources for the year ended June 30, 2020.

July and August 2019 Financings

In connection with the Series AA offering completed with Handok and Genexine (collectively referred to as “H&G”) in January 2019, we granted a call option whereby H&G were entitled to elect to purchase up to an aggregate of $20.0 million of our Common Stock at a purchase price equal to the greater of (i) $14.50 per share or (ii) 75% of the volume weighted average closing price (“VWAP”) of the our Common Stock during the thirty consecutive trading days prior to the date of the notice. In June 2019, we entered into a financial advisory agreement to undertake a private placement of (i) the shares of Common Stock issuable under the call option issued to H&G for a total of $20.0 million, plus (ii) up to $10 million of equity or equity equivalent securities to be issued to other investors. On July 23, 2019, we entered into a purchase agreement whereby H&G exercised their call options to purchase an aggregate of approximately 1.4 million shares of Common Stock for gross cash proceeds of $20.0 million at a purchase price of $14.50 per share.

Pursuant to the financial advisory agreement entered into in June 2019, we issued an additional approximately 0.3 million shares of Common Stock in July and August 2019 to other investors in a private placement. These shares were issued at a purchase price of $14.50 per share and resulted in gross proceeds of approximately $4.1 million. Total advisory fees and other offering costs related to the July and August 2019 financings amounted to approximately $1.5 million, resulting in net proceeds of approximately $22.6 million.

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

The January 2019 amendment to the License Agreement provided that if future qualified financings occurred before the Future Cash Payments were fully paid, we were required to pay Xoma 15% of the net proceeds from such financings (“Early Payments”) to be credited against the remaining unpaid Future Cash Payments in the reverse order of their future payment date. Obligations to make the Future Cash Payments following a qualified financing and the obligations to make Early Payments shall end when the Future Cash Payments are fully paid for the total of $8.5 million. The completion of equity financings in July and August 2019 for net proceeds of approximately $22.6 million met the definition of a qualified financing and resulted in our obligation to make Early Payments of approximately $3.4 million.

On March 31, 2020, we entered into Amendment No. 3 to the License Agreement to extend the payment schedule for the remaining balance of approximately $2.6 million. The revised payment schedule provides for seven quarterly payments to be paid from March 31, 2020 through September 30, 2021. Pursuant to Amendment No. 3, we are obligated to repay the remaining outstanding balance within 15 days following the closing of a financing for $20.0 million or more. For the year ended June 30, 2020, presented below is a summary of our payment obligations under the amended License Agreement, cash payments made, and the impact of Amendment No. 3 on the payment obligations (in thousands):

	Balance				Balance
	June 30,	Cash Payments		Amendment	June 30,
Scheduled Payment Date	2019	Early	Scheduled	No. 3	2020
September 30, 2019	$1,500	$-	$(1,500)	$-	$-
December 31, 2019	1,000	-	(1,000)	-	-
March 31, 2020	2,000	-	(400)	(1,600)	-
June 30, 2020	2,000	(1,391)	(400)	(209)	-
September 30, 2020	2,000	(2,000)	-	400	400
December 31, 2020	-	-	-	400	400
March 31, 2021	-	-	-	400	400
June 30, 2021	-	-	-	400	400
September 30, 2021	-	-	-	209	209

Total	8,500	$(3,391)	$(3,300)	$-	1,809
Less long-term portion of payable	(2,000)				(209)

Current portion of payable	$6,500				$1,600

As discussed below, we completed a private placement of equity securities for gross proceeds of $41.0 million in October 2020, resulting in acceleration of the $1.8 million outstanding obligation shown above which is now payable by October 2020. The January 2019 amendment to the License Agreement also revised the amount we are required to expend on development of RZ358 and related licensed products, and revised provisions with respect to our diligence efforts in conducting clinical studies. Additionally, upon the future commercialization of RZ358, we will be required to pay royalties to Xoma based on the net sales of the related products. Upon the achievement of various milestones, we will be required to make up to $197.0 million in aggregate milestone payments to Xoma with the first such payment will be triggered upon enrollment of the last patient in our ongoing phase 2 clinical study. As a result of COVID-19, this study has been temporarily paused. Assuming we are able to resume the phase 2b study by the end of October 2020, we believe we will be able to complete this study by the second half of calendar year 2021.

ActiveSite License Agreement

In August 2017, we entered into a Development and License Agreement with ActiveSite Pharmaceuticals, Inc.  (“ActiveSite”) pursuant to which we acquired the rights to ActiveSite’s Plasma Kallikrein Inhibitor program (“PKI Program”). We are planning to use the PKI Program to develop, file, manufacture, market and sell products for diabetic macular edema and other human therapeutic indications. The ActiveSite License Agreement requires various milestone payments ranging from $1.0 million to $10.0 million when milestone events occur, up to an aggregate of $46.5 million of aggregate milestone payments. The first milestone payment for $1.0 million is due after completion of the preclinical work and submission of an IND to the FDA for RZ402, which we are attempting to complete by the first quarter of calendar year 2021. We will also be required to pay royalties equal to 2.0% of any sales of products that use the PKI Program. Through June 30, 2020, no events have occurred that would result in the requirement to make milestone payments and no royalties have been incurred.

Fiscal 2021 Financing

On October 9, 2020, we completed a private placement of units (the “Units”) consisting of (i) approximately 2.5 million shares of Common stock, and (ii) warrants entitling the holders to purchase approximately 0.8 million shares of Common Stock (the “Warrants”). The Warrants are exercisable at $19.50 per share for a period of 7 years and may be exercised on a cash or cashless basis at the election of the holders. The Units were issued for a purchase price of $16.50 per Unit, resulting in gross proceeds of $41.0 million. Pursuant to a financial advisory agreement, we agreed to pay the advisors a fee of 6.0% of the gross proceeds, and costs for professional fees and other offering costs are estimated at approximately 2.0% of the gross proceeds. After deducting the financial advisory fees and other offering costs, the estimated net proceeds amounted to approximately $37.6 million. Pursuant to the terms of the private placement, we executed the Reverse Stock Split, which was previously approved by the stockholders at our annual meeting on October 23, 2019 and that was effective on October 9, 2020. In addition, we are required to use commercially reasonable efforts to (i) list our shares of Common Stock for trading on the Nasdaq Capital Market, (ii) register the shares of Common Stock included in the Units, and (iii) register the shares of Common Stock issuable upon exercise of the warrants. If the Company fails to register the shares pursuant to the terms of the RRA, liquidated damages up to a maximum of 6.0% of the gross proceeds of the Fiscal 2021 Financing may be assessed.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the years ended June 30, 2020 and 2019 (in thousands):

	2020	2019	Change
Net cash provided by (used in):
Operating activities	$(24,168)	$(15,304)	$(8,864)
Investing activities	-	231	(231)
Financing activities	22,550	25,000	(2,450)

Cash Flows Used in Operating Activities

For the years ended June 30, 2020 and 2019, cash flows used in operating activities amounted to $24.2 million and $15.3 million, respectively. The key components in the calculation of our cash used in operating activities are as follows (in thousands):

	2020	2019	Change
Net loss	$(20,333)	$(30,446)	$10,113
Non-cash expenses	3,659	7,028	(3,369)
Non-cash gains	-	(242)	242
Changes in operating assets and liabilities, net	(7,494)	8,356	(15,850)
into the second half of fiscal year 2022.
Total	$(24,168)	$(15,304)	$(8,864)

For the year ended June 30, 2020, our net loss was $20.3 million compared to $30.4 million for the year ended June 30, 2019. For further discussion about changes in our operating results for the years ended June 30, 2020 and 2019, please refer to Results of Operations above.

For the year ended June 30, 2020, our non-cash expenses of $3.7 million primarily consisted stock-based compensation expense of $3.3 million, non-cash lease expense of $0.2 and the fair value of warrants issued for services of $0.1 million. For the year ended June 30, 2019, non-cash expenses totaled $7.0 million, which primarily consisted of stock-based compensation expense of approximately $2.6 million, a charge of $2.2 million for the beneficial conversion feature related to the Fiscal 2018 Notes, and accretion of debt discounts and issuance costs of $2.1 million related to the Fiscal 2018 Notes.

We did not have any non-cash gains for the year ended June 30, 2020. For the year ended June 30, 2019, non-cash gains primarily consisted of a gain of $0.2 million from the termination of our operating leases and subleases at our former Colorado facility.

For the year ended June 30, 2020, net changes in operating assets and liabilities reduced operating cash flow by $7.5 million, primarily driven by (i) cash payments to reduce our license fee obligations to Xoma by $6.7 million and (ii) a reduction in other accrued liabilities of $1.1 million that was primarily related to payments for accrued bonuses of $0.6 million, operating lease liabilities of $0.2 million, and accrued vacation benefits of $0.2 million. These payments that reduced our operating cash flow were partially offset by an increase in accounts payable of $0.3 million. For the year ended June 30, 2019, net changes in operating assets and liabilities increased operating cash flow by $8.4 million, which was primarily due to an increase in payables to Xoma of $8.5 million under the amended license agreement.

Cash Flows Provided by Investing Activities

We did not have any cash flows from investing activities for the year ended June 30, 2020. Net cash provided by investing activities for the year ended June 30, 2019 amounted to $0.2 million, which was primarily attributable to proceeds of $0.3 million from the sale of equipment that was no longer needed as a result of the termination of the leases for our former facilities in Colorado. This amount was partially offset by capital expenditures for office furniture and equipment of approximately $0.1 million.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the year ended June 30, 2020 amounted to $22.6 million. This amount consisted of (i) $20.0 million received from H&G in July 2019 for the purchase of approximately 1.4 million shares of Common Stock at a purchase price of $14.50 per share and (ii) $4.1 million received from other investors in July and August 2019 for the purchase of approximately 0.3 million shares of our Common Stock at a purchase price of $14.50 per share. The gross proceeds from these equity issuances totaled $24.1 million and was partially offset by fees of $1.5 million under a financial advisory agreement to result in net proceeds of $22.6 million.

Net cash provided by financing activities for the year ended June 30, 2019 amounted to $25.0 million. In December 2018, two new investors expressed interest in investing in the Company and affirmed their intent to enter into exclusive diligence and negotiations regarding a potential equity financing. H&G provided an exclusivity payment for $1.5 million in exchange for our agreement to cease any and all discussions and negotiations with all other third parties. In January 2019, H&G decided to proceed with an investment in our company. Closing of the Series AA Financing occurred on January 30, 2019, which resulted in receipt of an additional $23.5 million of cash proceeds for total cash proceeds of $25.0 million for the year ended June 30, 2019.

Off-Balance Sheet Arrangements

During the fiscal years ended June 30, 2020 and 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Rezolute, Inc.

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of Rezolute, Inc. (the “Company”) as of June 30, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for the years ended June 30, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Plante & Moran, PLLC

We have served as the Company’s auditors since 2013.

Denver, Colorado

October 13, 2020

REZOLUTE, INC.

Consolidated Balance Sheets

June 30, 2020 and 2019

(In Thousands, Except Per Share Amounts)

	2020	2019
Assets
Current assets:
Cash and cash equivalents	$9,955	$11,573
Prepaid expenses and other	563	571
Total current assets	10,518	12,144

Right-of-use assets, net	383	-
Property and equipment, net	33	44
Intangible assets, net	-	29
Lease security deposits	31	35

Total assets	$10,965	$12,252

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$893	$563
Accrued liabilities:
Insurance premiums	188	-
Compensation and benefits	120	790
Other	180	526
Current portion of license fees payable to Xoma	1,600	6,500
Current portion of operating lease liabilities	245	-
Total current liabilities	3,226	8,379

License fees payable to Xoma, net of current portion	209	2,000
Operating lease liabilities, net of current portion	165	-
Other non-current liabilities	-	121
Total liabilities	3,600	10,500

Commitments and contingencies (Notes 4 and 9)

Stockholders' equity:
Preferred Stock, $0.001 par value; 20,000 shares authorized, no shares issued	-	-
Common Stock, $0.001 par value, 500,000 shares authorized; 5,867 and 4,208 shares issued and outstanding as of June 30, 2020 and 2019, respectively	6	4
Additional paid-in capital	154,595	128,651
Accumulated deficit	(147,236)	(126,903)
Total stockholders' equity	7,365	1,752
Total liabilities and stockholders' equity	$10,965	$12,252

The accompanying notes are an integral part of these consolidated financial statements.

30

REZOLUTE, INC.

Consolidated Statements of Operations

For the Years Ended June 30, 2020 and 2019

(In Thousands, Except Per Share Amounts)

	2020	2019
Operating expenses:
Research and development:
Compensation and benefits	$5,883	$2,578
Clinical trial costs	3,955	35
Consultants and outside services	3,209	674
Material manufacturing costs	882	1,232
Facilities and other	521	534
Licensing costs	-	14,026
Total research and development	14,450	19,079
General and administrative:
Compensation and benefits	3,782	4,286
Professional fees	1,169	1,341
Facilities and other	1,120	1,238
Total general and administrative	6,071	6,865
Total operating expenses	20,521	25,944
Operating loss	(20,521)	(25,944)
Non-operating income (expense):
Interest and other income	188	456
Interest expense	-	(4,958)
Total non-operating income (expense)	188	(4,502)
Net loss	$(20,333)	$(30,446)
Net loss attributable to common stockholders	$(20,333)	$(32,719)
Net loss per common share - basic and diluted	$(3.54)	$(18.41)
Weighted average number of common shares outstanding - basic and diluted	5,751	1,777

The accompanying notes are an integral part of these consolidated financial statements.

31

REZOLUTE, INC.

Consolidated Statements of Stockholders’ Equity

For the Years Ended June 30, 2020 and 2019

(In Thousands, Except Per Share Amounts)

	Series AA				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances, June 30, 2018	-	$-	1,243	$1	$90,222	$(94,184)	$(3,961)

Stock-based compensation	-	-	-	-	2,636	-	2,636
Fair value of warrants:
Issued to consultants for services	-	-	-	-	12	-	12
Modification for debt discount to former member of Board of Directors	-	-	-	-	138	-	138
Shareholder surrender of shares for no consideration	-	-	(6)	-	-	-	-
Beneficial conversion feature related to:
Fiscal 2018 Notes	-	-	-	-	2,233	-	2,233
Series AA Preferred Stock	-	-	-	-	2,273	(2,273)	-
Issuance of Series AA Preferred Stock for:
Cash, including Exclusivity Payment	2,500	25,000	-	-	-	-	25,000
Principal under Fiscal 2018 Notes	668	5,340	-	-	-	-	5,340
Accrued interest under Fiscal 2018 Notes	100	800	-	-	-	-	800
Conversion of Series AA Preferred Stock to Common Stock	(3,268)	(31,140)	2,971	3	31,137	-	-
Net loss	-	-	-	-	-	(30,446)	(30,446)
Balances, June 30, 2019	-	-	4,208	4	128,651	(126,903)	1,752
Stock-based compensation	-	-	-	-	3,317	-	3,317
Fair value of warrants issued to consultants for services	-	-	-	-	79	-	79
Issuance of common stock for cash:
Related parties at $14.50 per share	-	-	1,380	2	19,998	-	20,000
Other investors at $14.50 per share	-	-	279	-	4,050	-	4,050
Advisory fees and other offering costs	-	-	-	-	(1,500)	-	(1,500)
Net loss	-	-	-	-	-	(20,333)	(20,333)

Balances, June 30, 2020	-	$-	5,867	$6	$154,595	$(147,236)	$7,365

The accompanying notes are an integral part of these consolidated financial statements.

32

REZOLUTE, INC.

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2020 and 2019

(In Thousands)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,333)	$(30,446)
Stock-based compensation expense	3,317	2,636
Fair value of warrants issued for services	79	12
Impairment of long-lived assets and other	23	45
Depreciation and amortization expense	18	49
Non-cash lease expense	222	-
Beneficial conversion feature attributable to Fiscal 2018 Notes	-	2,233
Accretion of debt discount and issuance costs	-	2,053
Gain on lease termination	-	(168)
Derivative gains	-	(74)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	12	(251)
Increase (decrease) in accounts payable	330	(931)
Increase (decrease) in other accrued liabilities	(1,145)	383
Increase (decrease) in license fees payable to Xoma	(6,691)	8,500
Increase in interest payable	-	655
Net Cash Used In Operating Activities	(24,168)	(15,304)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	-	278
Purchase of office furniture and equipment	-	(47)
Net Cash Provided By Investing Activities	-	231

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investors in Series AA Financing:
Exclusivity Payment	-	1,500
Closing payment	-	23,500
Proceeds from issuance of Common Stock	24,050	-
Payment of offering costs	(1,500)	-
Net Cash Provided by Financing Activities	22,550	25,000

Net increase (decrease) in cash, cash equivalents and restricted cash	(1,618)	9,927
Cash, cash equivalents and restricted cash at beginning of fiscal year	11,573	1,646
Cash, cash equivalents and restricted cash at end of fiscal year	$9,955	$11,573

SUPPLEMENTARY CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Series AA Preferred Stock for conversion of:
Principal balance of Fiscal 2018 Notes	$-	$5,340
Accrued interest under Fiscal 2018 Notes	-	800
Exclusivity Payment liability	-	1,500
Conversion of Series AA Preferred Stock to Common Stock	-	31,140
Fair value of warrant modification issued for debt discount	-	138

The accompanying notes are an integral part of these consolidated financial statements.

33

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Rezolute, Inc. (the “Company”) is a clinical stage biopharmaceutical company incorporated in Delaware in 2010.

Consolidation

The Company has three wholly owned subsidiaries consisting of AntriaBio Delaware, Inc. (“Antria Delaware”), Rezolute (Bio) Ireland Limited, and Rezolute Bio UK, Ltd. The accompanying consolidated financial statements include the accounts of the Company and its three wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reverse Stock Split

In August 2019, the Company’s Board of Directors approved a reverse stock split that was subject to stockholder approval at a special meeting that was concluded on October 28, 2019. Stockholders approved the proposal whereby the Board of Directors had the ability at any time on or before October 23, 2020 to execute a reverse stock split and set an exchange ratio between 20 and 100 shares of the Company’s outstanding Common Stock, $0.001 par value per share, into one issued and outstanding share of Common Stock, without any change in the par value per share or the number of shares of Common Stock authorized. On October 7, 2020, the Board of Directors approved a one share for 50 shares reverse stock split of the Company’s $0.001 par value Common Stock (the “Reverse Stock Split”), resulting in the filing with the Delaware Secretary of State of a Certificate of Amendment (the “Amendment”) to the Company’s Articles of Incorporation. The Amendment was effective on October 9, 2020.

In connection with the Reverse Stock Split, proportionate adjustments were made to increase the per share exercise prices and decrease the number of shares of Common Stock issuable upon exercise of stock options and warrants whereby approximately the same aggregate price is required to be paid for such securities upon exercise as had been payable immediately preceding the Reverse Stock Split. In addition, any fractional shares that would otherwise be issued as a result of the Reverse Stock Split were rounded up to the nearest whole share. All references in the accompanying consolidated financial statements to the number of shares of Common Stock and per share amounts have been retroactively adjusted to give effect to the Reverse Stock Split.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain amounts in the previously issued comparative financial statements for fiscal 2019 have been reclassified to conform to the current fiscal 2020 financial statement presentation. These reclassifications had no effect on the previously reported net loss, working capital, cash flows and stockholders’ equity.

Comprehensive income (loss) is defined as net income (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under GAAP are reported as separate components of stockholders’ equity instead of net income (loss). For the fiscal years ended June 30, 2020 and 2019, the only component of comprehensive loss was the Company’s net loss.

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

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Risks and Uncertainties

The Company's operations may be subject to significant risks and uncertainties including financial, operational, regulatory and other risks associated with a clinical stage company, including the potential risk of business failure as discussed further in Note 2, and the future impact of COVID-19 as discussed in Note 9.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less that are freely available for the Company’s immediate and general business use are classified as cash and cash equivalents. Cash and cash equivalents consist primarily of demand deposits with financial institutions.

Leases

The Company determines if an arrangement includes a lease as of the date an agreement is entered into. Operating leases are included in right-of-use (“ROU”) assets and operating lease liabilities in the Company's Consolidated Balance Sheets. ROU assets and operating lease liabilities are initially recognized based on the present value of the future minimum lease payments at the commencement date of the lease. The Company generally uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The Company's leases may include options to extend or terminate the lease; these options are included in the calculation of ROU assets and operating lease liabilities when it is reasonably certain that the Company will exercise the options. Lease expense is recognized on a straight-line basis over the lease term. The Company has elected not to apply the recognition requirements for short-term leases. For lease agreements with lease and non-lease components, the Company generally accounts for them separately.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation of approximately $14,000 as of June 30, 2020 and $3,000 as of June 30, 2019. Maintenance and repairs are expensed as incurred.

Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets which range from 3 to 5 years. Depreciation expense commences when assets are initially placed into service for their intended use. Depreciation expense related to property and equipment amounted to approximately $11,000 and $41,000 for the fiscal years ended June 30, 2020 and 2019, respectively.

Intangible Assets

Intangible assets consist of patents that were recorded at the estimated acquisition date fair value. Such costs were being amortized over 11 years which was the life of the patents at the time they were acquired. Amortization expense related to intangible assets amounted to approximately $7,000 for each of the fiscal years ended June 30, 2020 and 2019.

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists for office furniture and equipment and patents if the carrying amounts of such assets exceed the estimates of future net undiscounted cash flows expected to be generated by such assets. An impairment charge is recognized for the amount by which the carrying amount of the asset, or asset group, exceeds its fair value. In June 2020, the Company determine that indicators of impairment existed for the patents and recognized a charge of approximately $23,000 for the remaining net carrying value of the patents.

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

REZOLUTE, INC.

Notes to Consolidated Financial Statements

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

The Company has granted stock options with vesting that is dependent on achieving certain market, performance and service conditions (“Hybrid Options”). For purposes of recognizing compensation cost, the Company determines the requisite service period as the longest of the derived, implicit and explicit vesting periods for each of the market, performance and service conditions, respectively. Compensation cost will be recognized beginning on such date that achievement of the performance condition is considered probable and continuing through the end of the requisite service period. Determination of the requisite service period of the Hybrid Options will be based on the date that the performance condition is considered probable. Unrecognized compensation cost for the Hybrid Options, calculated using the Black-Scholes-Merton (“BSM”) pricing model, will be recognized beginning on the date that the performance condition is considered probable using the grant date fair value. If the Hybrid Options do not ultimately become exercisable as a result of failure to achieve the requisite service period, any previously recognized compensation cost will be reversed.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

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

Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding for each period presented. Net loss applicable to common stockholders is further adjusted to deduct BCFs that arise from deemed dividends as discussed above. Diluted net loss per common share is computed by giving effect to all potential shares of Common Stock, including stock options and warrants, to the extent dilutive.

Recent Accounting Pronouncements

Recently Adopted Standards. The following accounting standards were adopted during the fiscal year ended June 30, 2020:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This ASU requires the Company to recognize right-of-use assets and operating lease liabilities on the balance sheet, and also disclose key information about leasing arrangements. On July 1, 2019, the Company adopted this new standard using the modified retrospective approach in accordance with ASU No. 2018-11, Leases - Targeted Improvements. The Company elected the package of practical expedients permitted under the transition guidance within ASU No. 2018-11, which among other things, allowed the Company to carry forward the historical lease classification of those leases in place as of July 1, 2019. The impact of adoption resulted in the recognition of right-of-use assets and operating lease liabilities for the discounted present value of the future lease payments on leases that were in effect on July 1, 2019, as follows (in thousands):

REZOLUTE, INC.

Notes to Consolidated Financial Statements

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

In June 2018, the FASB issued ASU 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. The new standard does not apply to warrants issued to a lender or investor in a financing transaction. The Company adopted ASU 2018-07 effective July 1, 2019. Prior to the adoption of ASU 2018-07, the Company accounted for stock options and warrants granted to non-employees based on the fair value of the goods and services, or the equity instrument, whichever could be measured more reliably. If fair value of the equity instrument was more reliably determined, fair value of the equity instrument was required to be re-measured until the performance commitment date was achieved, which resulted in the recognition of subsequent changes in fair value. Under the new standard, the fair value of the goods and services acquired from non-employees is solely determined using the fair value of the equity instruments issued and measurement of fair value is fixed on the grant date. The Company also made an accounting policy election to recognize the impact of forfeitures of non-employee awards in the period that the forfeiture occurs. The impact of adopting this standard was immaterial to the Company’s consolidated financial statements.

Standard Required to be Adopted in Future Years. The following accounting standard is not yet effective; management has not completed its evaluation to determine the impact that adoption of this standard will have on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the guidance on the impairment of financial instruments. This update adds an impairment model (known as the current expected credit losses model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses.  In November 2019, ASU 2016-13 was amended by ASU 2019-10, Financial Instruments- Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) whereby the effective date for ASU 2016-13 for smaller reporting companies is now required for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not expect the adoption of this accounting guidance will have a material impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not currently expected to have a material impact on the Company’s financial statements upon adoption.

Note 2 — Liquidity

The Company is in the clinical stage and has not yet generated any revenues. For the fiscal year ended June 30, 2020, the Company incurred a net loss of $20.3 million and net cash used in operating activities amounted to $24.2 million. As of June 30, 2020, the Company had an accumulated deficit of $147.2 million, cash and cash equivalents of $10.0 million and total liabilities of $3.6 million.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

As discussed in Note 14, on October 9, 2020 the Company received aggregate gross proceeds from investors in a private placement of approximately $41.0 million from the issuance of units that consisted of approximately 2.5 million shares of Common Stock and warrants for the purchase of approximately 0.8 million shares of Common Stock. Management believes the Company’s existing cash and cash equivalents balance plus the net proceeds from the private placement of $37.6 million will be adequate to carry out currently planned activities into the second half of fiscal year ending June 30, 2022.

As discussed in Note 9, COVID-19 has resulted in an economic environment that is unfavorable for many businesses to conduct operations and pursue new debt and equity financings. The U.S. economy has been largely shut down by mass quarantines and government mandated stay-in-place orders to halt the spread of the virus. While these orders are being lifted gradually, there is considerable uncertainty surrounding the recovery period for the U.S. economy. The long-term effects on the Company are expected to result in higher costs in order to comply with safeguards to protect patients and staff engaged in clinical activities, and extended periods of time may be required to complete clinical trials. The current economic environment and financial market volatility is expected to make it more challenging for the Company to obtain funding for its clinical programs in the future. Even if an economic recovery occurs faster and more robustly than currently expected, there are no assurances that the Company will be able to obtain equity and debt financings that will be necessary to fund ongoing operations after the fiscal year ending June 30, 2022. In addition, even if these financing sources are available, they may be on terms that are not acceptable to the Company’s Board of Directors and stockholders.

Note 3 — LEASES

As discussed in Note 1, the Company adopted ASU 2016-02, Leases (Topic 842) effective July 1, 2019. As of July 1, 2019, the Company had two leases in effect, consisting of (i) a lease for its headquarters location in Redwood City, California that was entered into on January 25, 2019, that provides for monthly rent of approximately $21,000 through the expiration date in March 2022, and (ii) a lease for office space in Bend, Oregon entered into on February 7, 2019, that provides for monthly rent of approximately $2,700 through the expiration date in February 2021. The impact of adoption of ASU 2016-02 resulted in the recognition of ROU assets for $0.6 million and operating lease liabilities for the discounted present value of the future lease payments on these leases of approximately $0.6 million. For the year ended June 30, 2020, under ASC 842 the Company had operating lease expense of $0.3 million, of which $0.2 million was included in research and development costs and $0.1 million was included in general and administrative expenses. For the year ended June 30, 2019 under the previous accounting standard, the Company had operating lease expense of $0.4 million, of which $0.3 million was included in research and development costs and $0.1 million was included in general and administrative expenses.

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

Balance Sheet Presentation

As of June 30, 2020 and on the adoption date of July 1, 2019, the carrying value of ROU assets and operating lease liabilities were as follows (in thousands):

	June 30,	July 1,
	2020	2019
Right-of-Use Assets, net	$383	$605

Operating Lease Liabilities:
Current	$245	$227
Long-term	165	406
Total	$410	$633

REZOLUTE, INC.

Notes to Consolidated Financial Statements

As of June 30, 2020, the weighted average remaining lease term under operating leases was 1.6 years, and the weighted average discount rate for operating lease liabilities was 10.0%. For the year ended June 30, 2020, cash paid for amounts included in the measurement of operating lease liabilities amounted to $0.3 million, which is included in the determination of net cash used in operating activities in the consolidated statement of cash flows.

Future Lease Payments

Future payments under operating lease agreements as of June 30, 2020 are as follows (in thousands):

Fiscal year ending June 30,
2021	$272
2022	170
Total lease payments	442
Less imputed interest	(32)

Present value of operating lease liabilities	$410

Restructuring Activity

In April 2018, the Company implemented a restructuring plan to discontinue manufacturing activities and attempt to sublease facilities in Louisville, Colorado. In December 2018, the Company vacated its leased office and laboratory space in Colorado, resulting in an impairment charge of approximately $33,000 and a loss on sale of approximately $12,000 related to leasehold improvements, laboratory equipment, furniture, equipment and fixtures. The impairment charge and the loss on sale are included in facilities and other general and administrative expenses in the accompanying statement of operations for the fiscal year ended June 30, 2019.

In December 2018, the Company entered into surrender agreements with its landlord, sub-landlord and sub-lessees to terminate all lease and sub-lease obligations at the Company’s former Colorado facilities. Accordingly, the Company was relieved of its remaining obligations under the leases and relinquished its rights under the lease and sublease agreements whereby no cash was exchanged by the parties and the Company recognized a net gain on lease termination of approximately $0.2 million. This gain is included in interest and other income in the accompanying statement of operations for the fiscal year ended June 30, 2019.

Note 4 —License Agreements

Xoma License Agreement

On December 6, 2017, the Company entered into a license agreement (“License Agreement”) with XOMA Corporation (“Xoma”), through its wholly-owned subsidiary, XOMA (US) LLC, pursuant to which Xoma granted an exclusive global license to the Company to develop and commercialize Xoma 358 (formerly X358, now RZ358) for all indications. Additionally, upon the future commercialization of RZ358, the Company will be required to pay royalties to Xoma based on the net sales of the related products. On January 7, 2019, the License Agreement was amended whereby the Company was required to make five cash payments to Xoma totaling $8.5 million on or before specified staggered future dates (the “Future Cash Payments”).  As a result of this amendment to the License Agreement, the Company recognized a liability in January 2019 for the entire $8.5 million of Future Cash Payments.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

The January 2019 amendment to the License Agreement provided that if future qualified financings occurred before the Future Cash Payments were fully paid, the Company was required to pay Xoma 15% of the net proceeds from such financings (“Early Payments”) to be credited against the remaining unpaid Future Cash Payments in the reverse order of their future payment date.  Obligations to make the Future Cash Payments following a qualified financing and the obligations to make Early Payments shall end when the Future Cash Payments are fully paid for the total of $8.5 million.  As discussed in Note 5, the Company completed equity financings for net proceeds of approximately $22.6 million in July and August 2019, which met the definition of a qualified financing and resulted in the obligation to make Early Payments of approximately $3.4 million.

On March 31, 2020, the parties entered into Amendment No. 3 to the License Agreement to extend the payment schedule for the remaining balance of approximately $2.6 million. The revised payment schedule provides for seven quarterly payments to be paid from March 31, 2020 through September 30, 2021. Pursuant to Amendment No. 3, the Company is obligated to repay the remaining outstanding balance within 15 days following a financing for $20.0 million or more. Presented below is a summary of cash payments under the amended License Agreement, and the impact of Amendment No. 3 on the remaining payment obligations as of June 30, 2020 (in thousands):

	Balance				Balance
	June 30,	Cash Payments		Amendment	June 30,
Scheduled Payment Date	2019	Early	Scheduled	No. 3	2020
September 30, 2019	$1,500	$-	$(1,500)	$-	$-
December 31, 2019	1,000	-	(1,000)	-	-
March 31, 2020	2,000	-	(400)	(1,600)	-
June 30, 2020	2,000	(1,391)	(400)	(209)	-
September 30, 2020	2,000	(2,000)	-	400	400
December 31, 2020	-	-	-	400	400
March 31, 2021	-	-	-	400	400
June 30, 2021	-	-	-	400	400
September 30, 2021	-	-	-	209	209

Total	8,500	$(3,391)	$(3,300)	$-	1,809
Less long-term portion of payable	(2,000)				(209)

Current portion of payable	$6,500				$1,600

As discussed in Note 14, the Company completed a private placement of equity securities for gross proceeds of $41.0 million in October 2020, which resulted in acceleration of the entire obligation shown above which is now payable by October 2020. The January 2019 amendment to the License Agreement also revised the amount the Company is required to expend on development of RZ358 and related licensed products, and revised provisions with respect to the Company’s diligence efforts in conducting clinical studies.

In addition to the License Agreement entered between the Company and Xoma in December 2017, both parties also entered into a stock purchase agreement (“Stock Purchase Agreement”) whereby Xoma owns approximately 162,000 shares of the Company’s Common Stock as of June 30, 2020. Until such time that the Company’s shares of Common Stock are traded on a national stock exchange, the Stock Purchase Agreement provides Xoma with the right and option to require the Company to use its best efforts to facilitate orderly sales of the shares to a third party or purchase the shares (the “Put Option”). Xoma may exercise the Put Option for up to a total of 50,000 shares of Common Stock for the calendar year ending December 31, 2020, and up to an additional 50,000 shares thereafter. If Xoma subsequently exercises the Put Option, the Company is required to use its best efforts to assist Xoma in facilitating the sale of shares to third-party purchasers or purchase the shares for its own account. The price per share under the Put Option is equal to the average of the closing bid and asked prices of the Common Stock on the date the Put Option is exercised.

ActiveSite License Agreement

On August 4, 2017, the Company entered into a Development and License Agreement with ActiveSite Pharmaceuticals, Inc.  (“ActiveSite”) pursuant to which the Company acquired the rights to ActiveSite’s Plasma Kallikrein Inhibitor program (“PKI Portfolio”).  The Company is initially using the PKI Portfolio to develop an oral PKI therapeutic for diabetic macular edema (RZ402) and may use the PKI Portfolio to develop other therapeutics for different indications. The ActiveSite License Agreement requires various milestone payments ranging from $1.0 million to $10.0 million when milestone events occur, up to $46.5 million of aggregate milestone payments. The first milestone payment for $1.0 million relates to the Company’s RZ402 drug candidate and is due after completion of the preclinical work and submission of an Initial Drug Application, or IND, to the U.S. Food and Drug Administration. The Company is also required to pay royalties equal to 2.0% of any sales of products that use the PKI Portfolio. Through June 30, 2020, no events have occurred that would result in the requirement to make milestone payments and no royalties have been incurred.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Note 5 — Convertible Notes Payable

Between January and April 2018, the Company entered into convertible notes payable with an aggregate principal balance of $5.3 million (the “Fiscal 2018 Notes”). The Fiscal 2018 Notes provided for interest at the contractual rate of 15.0% for the period from July 1, 2019 through the conversion date. The Fiscal 2018 Notes also provided that the unpaid principal and accrued interest would automatically convert at a 20% discount to the class of securities issued upon completion of a subsequent equity financing for at least $15 million. This feature that enabled conversion at a discount was a contingent BCF that was not calculated and recorded until the financing that triggered conversion was completed. The closing of the Series AA Financing resulted in the conversion of the Fiscal 2018 Notes whereby the contingent BCF was measured and recognized on January 30, 2019 as shown below (in thousands).

	Debt as of January 30, 2019			Debt Converted to Series			Series AA Preferred Stock			Beneficial
	Original	Accrued		AA Preferred Stock			Converted to Common Stock			Conversion
Date of Borrowing	Principal	Interest	Total	Shares	Fair Value		Shares	Fair Value		Feature
January 2018	$500	$95	$595	74	$744	(1)	68	$811	(2)	$216	(3)
February 2018	700	102	802	100	1,002	(1)	91	1,094	(2)	292	(3)
April 2018	4,140	603	4,743	594	5,929	(1)	539	6,468	(2)	1,725	(3)
Total	$5,340	$800	$6,140	768	$7,675	(1)	698	$8,373	(2)	$2,233	(3)

(1)	Fair value was based on the $10.00 per share issuance price for Series AA Preferred Stock as discussed in Note 6.

(2)	The shares of Series AA Preferred Stock were immediately convertible to shares of Common Stock at a price of $11.00 per share. Fair value was based on the closing price of the Company’s Common Stock of $12.00 per share on January 30, 2019.

(3)	The beneficial conversion feature represents the difference between the fair value of the share of Common Stock and the total debt balance as of January 30, 2019.

Presented below is a summary of the components of interest expense related to Fiscal 2018 Notes for the fiscal year ended June 30, 2019 (in thousands):

Interest expense at contractual rate	$672
Accretion of discount	2,053
Beneficial conversion feature for Fiscal 2018 Notes	2,233
Total interest expense	$4,958

Note 6 — Stockholders’ Equity

Changes in Authorized Capital Stock

On April 24, 2019, the Company’s stockholders approved an amendment to the Certificate of Incorporation to (i) increase the authorized number of shares of Common Stock from 200 million shares to 500 million shares, and (ii) rescinded the previous designation of 15.0 million shares of Series A Preferred Stock. As a result of this action, the Company had authority to designate and issue up to 20.0 million shares of Preferred Stock as of June 30, 2020 and 2019.

Series AA Preferred Stock Financing

In December 2018, two investors expressed interest in investing in the Company and affirmed their intent to enter into exclusive diligence and negotiations regarding a potential equity financing (“Transaction”). In exchange for the receipt of a total of $1.5 million ("Exclusivity Payment"), the Company entered into an exclusivity agreement with Handok, Inc. (“Handok”) and Genexine, Inc. (“Genexine”). On January 7, 2019, the parties entered into a Purchase Agreement for Shares of Series AA Preferred Stock (the “Purchase Agreement”) whereby Handok and Genexine (collectively referred to as “H&G”) agreed to purchase shares of newly designated Series AA Preferred Stock (the “Series AA Financing”) for aggregate gross proceeds to the Company of $25.0 million (inclusive of the $1.5 million Exclusivity Payment). On January 18, 2019, the board of directors authorized the designation of 5.0 million shares of the Company’s Preferred Stock as Series AA Preferred Stock. On January 30, 2019, the parties closed the Series AA Financing and the Company issued an aggregate of 2.5 million Series AA shares to H&G at a purchase price of $10.00 per share.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

The Series AA Shares held by H&G were convertible into shares of Common Stock at a conversion price of approximately $11.00 per share. The fair value of the Company’s Common Stock on the issuance date of the Series AA Preferred Stock was $12.00 per share which resulted in a BCF of approximately $2.3 million. Since the Series AA Shares were classified as equity instruments, this BCF has been treated as an adjustment in computing net loss attributable to common stockholders shown in Note 12.

A condition to closing the Series AA Financing was the resignation of a majority of the Company’s former directors and the appointment of representatives of H&G as directors whereby H&G collectively controlled the board of directors. On April 24, 2019, the Company’s stockholders approved an increase in the number of authorized shares of Common Stock whereby all 2.5 million shares of Series AA Preferred Stock held by H&G automatically converted into approximately 2.3 million shares of the Company’s Common Stock.

Due to closing of the Series AA Financing for gross proceeds of $25.0 million, the Company’s outstanding Fiscal 2018 Notes in the aggregate principal and accrued interest balance of $6.1 million automatically converted into approximately 0.8 million shares of Series AA Preferred Stock, resulting in an effective issuance price of $8.00 per share after giving effect to the 20% discount included in the terms of the Fiscal 2018 Notes. This 20% discount resulted in the recognition of a BCF for $2.2 million that was charged to interest expense for the year ended June 30, 2019.

Upon receipt of stockholder approval for an increase in the number of authorized shares of Common Stock to 500 million shares on April 24, 2019, all 3.3 million shares of Series AA Preferred Stock held by Handok, Genexine and the former holders of the Fiscal 2018 Notes converted into an aggregate of approximately 3.0 million shares of the Company’s Common Stock as set forth below (in thousands, except per share amounts):

	Series AA Preferred Stock			Common Stock Conversion
	Number	Conversion Value		Price Per	Number of
Holders	of Shares	Per Share	Amount	Share	Shares
H&G	2,500	$10.00	$25,000	$11.00	2,273
Fiscal 2018 Note holders	768	10.00	7,675	11.00	698
Total	3,268		$32,675		2,971

Fiscal 2020 Private Placement

In connection with the Series AA Financing discussed above, the Company granted call options to H&G whereby upon the earlier of (i) December 31, 2020 and (ii) such date that the Company requests H&G to provide additional financing, H&G were entitled to purchase up to an aggregate of $20.0 million of Common Stock at a purchase price equal to the greater of (i) $14.50 per share or (ii) 75% of the volume weighted average closing price (“VWAP”) of the Company’s Common Stock during the thirty consecutive trading days prior to the date of the notice.

On June 19, 2019, the Company entered into a financial advisory agreement to undertake a private placement (the “Private Placement”) of (i) the shares of Common Stock issuable under the call options for a total of $20.0 million, plus (ii) up to $10 million of equity or equity equivalent securities to be issued to other investors. On July 23, 2019, the Company entered into a purchase agreement whereby H&G exercised their call options to purchase an aggregate of approximately 1.4 million shares of Common Stock for gross cash proceeds of $20.0 million at a purchase price of $14.50 per share. As of June 30, 2020, H&G collectively owned approximately 62% of the Company’s Common Stock which resulted in a change of control.

During July and August 2019, other investors purchased an aggregate of approximately 279,000 shares of Common Stock at a purchase price of $14.50 per share for gross cash proceeds of $4.1 million. Pursuant to the financial advisory agreement, the Company paid a fee of 6.0% of the gross proceeds received from these private placements. The total advisory fees and other offering costs related to these issuances in July and August 2019 amounted to approximately $1.5 million, resulting in net proceeds of $22.6 million for the fiscal year ended June 30, 2020. As discussed in Note 4, the completion of these financings resulted in the obligation to make Early Payments of approximately $3.4 million under the License Agreement with Xoma. With the closing of the Private Placement, under the terms of the financial advisory agreement until August 2020, the financial advisors have a right of first refusal to serve as Joint Bookrunners or Joint Placement Agents in any offering the Company undertakes.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Restricted Cash

In connection with the private placement discussed above, one of the investors purchased approximately 262,000 shares of Common Stock for gross proceeds of $3.8 million. The Company agreed to spend the proceeds for research and development of RZ358 or for the Company’s planned uplisting of its Common Stock to a national stock exchange. For the year ended June 30, 2020, the Company expended the entire amount of the restricted cash proceeds on qualified activities whereby there are no restrictions on cash balances as of June 30, 2020.

Lincoln Park Purchase Agreement

In December 2017, the Company entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant to which Lincoln Park agreed to purchase up to an aggregate of $10.0 million of the Company’s Common Stock (subject to certain limitations) over the term of the agreement that expires in December 2020. Subject to restrictions in the Purchase Agreement and so long as the closing price of the Company’s Common Stock exceeds $20.00 per share, the Company may elect to require Lincoln Park to purchase up to $10.0 million of shares of the Company’s Common Stock. The Company’s Common Stock has not exceeded the threshold price of $20.00 per shares for the period from August 2018 through June 2020. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty.

Note 7 — Stock-Based Compensation and Warrants

Stock Option Plans

The Company currently has two active stock option plans consisting of the 2016 Non-Qualified Stock Option Plan, as amended (the “2016 Plan”), and the 2019 Non Qualified Stock Option Plan (the “2019 Plan”). On July 31, 2019, the 2019 Plan was adopted by the Board of Directors and provides authority to grant non-qualified stock options for up to 300,000 shares of the Company’s Common Stock. The Company also has stock options outstanding to purchase up to approximately 44,000 shares of Common Stock under the 2014 Stock and Incentive Plan (the “2014 Plan”) that terminated on March 21, 2019 and approximately 95,000 shares of Common Stock under the 2015 Stock and Incentive Plan (the “2015 Plan”) that terminated on February 23, 2020. Stock options outstanding under the 2014 Plan and the 2015 Plan expire pursuant to their contractual provisions on various dates through 2029. Presented below is a summary of the number of shares authorized, outstanding, and available for future grants under each of the Company’s stock option plans (in thousands):

	Termination	Number of Shares
Description	Date	Authorized	Outstanding	Available
2014 Plan	March 2019	44	44	-
2015 Plan	February 2020	95	95	-
2016 Plan	October 2021	560	524	36
2019 Plan	July 2029	300	300	-
Total		999	963	36

REZOLUTE, INC.

Notes to Consolidated Financial Statements

July 2019 Grants

On July 31, 2019, the Board of Directors granted stock options for an aggregate of approximately 679,000 shares of Common Stock to certain officers and employees at an exercise price of $14.50 per share (the “July 2019 Grants”). The closing price of the Company’s Common Stock on the date of grant was approximately $10.50 per share. The July 2019 Grants were designated for approximately 379,000 shares under the 2016 Plan and 300,000 shares under the 2019 Plan. As of July 31, 2019, the number of shares subject to stock options, the related fair value and compensation that was immediately recognized for options that immediately vested are as follows (in thousands):

	Time-Based Vesting				Unvested
	Number of Shares				Hybrid
	Vested		Unvested		Options		Total
Executive officers	72	(1)	231	(1)	151	(2)	454
Other employees	18	(1)	133	(1)	74	(2)	225
Total	90		364		225	(5)	679

Total fair value	$817	(3)	$3,297	(4)

(1)	Stock options that are subject to time-based vesting become exercisable (i) for employees who were employed by the Company for more than one year as of the grant date, 25% of such options were immediately exercisable, and for employees that were employed by the Company for less than one year as of the grant date, 25% of such options will vest on the one year anniversary of the employee’s hire date, and (ii) the remaining 75% of the stock options will vest ratably over a period of 36 months beginning on the vesting date for the initial 25% tranche.

(2)	Stock options that commence vesting upon the achievement of market, performance and service conditions (‘Hybrid Options”) will vest ratably over a period of 36 months beginning on the date that all of the following have occurred: (i) the option recipient has been employed by the Company for at least one year, (ii) the Company’s shares of Common Stock have been listed for trading on a national stock exchange, and (iii) such date no later than July 31, 2023, when the Company’s closing stock price exceeds $29.00 per share for 20 trading days in any consecutive 30 day period.

(3)	Represents the aggregate grant date fair value for stock options that were immediately vested on the grant date, which is included in stock-based compensation expense for the year ended June 30, 2020.

(4)	Represents the aggregate grant date fair value for stock options that were not immediately vested on the grant date and are being charged to expense from the grant date through the respective vesting dates through July 2023.

(5)	The Company has not recognized any expense related to these stock options for the year ended June 30, 2020, since it is not yet probable that the performance condition will be achieved. The Company will begin recognizing compensation expense at such time that the performance condition is probable and continuing through the end of the requisite service period. Determination of the requisite service period for the Hybrid Options will be calculated on the date that the performance condition is considered probable using grant date fair value.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Stock Options Outstanding

The following table sets forth a summary of the combined stock option activity under all of the Company’s stock option plans for the years ended June 30, 2020 and 2019 (shares in thousands):

	2020			2019
	Shares	Price (1)	Term (2)	Shares	Price (1)	Term (2)
Outstanding, beginning of fiscal year	277	$79.88	6.4	388	$77.50	7.8
Stock options granted:
Awards with time-based vesting	497	14.50		23	26.00
Awards with performance-based vesting	225	14.50		-	-
Stock options forfeited:
Awards with time-based vesting	(25)	24.39		(134)	76.50
Awards with performance-based vesting	(11)	14.50		-	-
Outstanding, end of fiscal year	963	33.06	8.1	277	79.88	6.4

Vested, end of fiscal year	431	53.14	6.9	192	92.50	5.7

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the stock options expire.

For the year ended June 30, 2020, the aggregate fair value of stock options granted for approximately 497,000 shares of Common Stock that provide solely for time-based vesting, amounted to $4.2 million or approximately $8.38 per share as of the grant date. For the year ended June 30, 2020, the aggregate fair value of stock options granted for 225,000 shares of Common Stock that provide for hybrid vesting, amounted to $2.1 million or approximately $9.51 per share as of the grant date. For the year ended June 30, 2019, the aggregate fair value of stock options granted for 22,500 shares of Common Stock that provide solely for time-based vesting amounted to $0.4 million or approximately $19.79 per share as of the grant date. Fair value was computed using the BSM option-pricing model and will result in the recognition of compensation cost ratably over the expected vesting period of the stock options. For the years ended June 30, 2020 and 2019, the fair value of stock options that provide for time-based and hybrid vesting was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions:

	2020		2019
	Time-Based	Hybrid	Time-Based
Market price of common stock on grant date	$10.23	$10.61	$26.00
Expected volatility	118%	118%	84%
Risk free interest rate	1.9%	2.0%	2.8%
Expected term (years)	5.7	8.0	7.0
Dividend yield	0%	0%	0%

Stock-based compensation expense for the fiscal years ended June 30, 2020 and 2019 is included in compensation and benefits under the following captions in the consolidated statements of operations (in thousands):

	2020	2019
Research and development	$1,589	$538
General and administrative	1,728	2,098
Total	$3,317	$2,636

Unrecognized stock-based compensation expense for stock options that provide solely for time-based vesting as of June 30, 2020 was approximately $3.4 million. This amount is expected to be recognized over a remaining weighted average period of 1.9 years. Unrecognized compensation cost for the Hybrid Options will be recognized beginning on the date that the performance condition becomes probable using the grant date fair value. Based on preliminary estimates using the BSM option-pricing model, management believes the aggregate fair value of the Hybrid Options will be approximately $2.1 million before adjusting for forfeitures. As of June 30, 2020 and 2019, there was no intrinsic value associated with any outstanding stock options.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Warrants

The Company has issued warrants to purchase shares of Common Stock in conjunction with various debt and equity financings and for services. As of June 30, 2020 and 2019, all of the warrants are vested. For the fiscal years ended June 30, 2020 and 2019, no warrants were exercised. Presented below is a summary of grants, modifications and expirations for the fiscal years ended June 30, 2020 and 2019 (shares in thousands):

	2020				2019
	Shares		Price (1)	Term (2)	Shares		Price (1)	Term (2)
Outstanding, beginning of fiscal year	920		$66.80	3.4	913		$68.29	3.4
Warrants issued for consulting services	14	(3)	14.50		-		-
Modification for debt discount to former member of Board of Directors:
Replacement warrant	-		-		24	(4)	9.00
Canceled warrant	-		-		(10	)(4)	25.94
Warrant expirations	(316)		82.78		(7)		120.27
Outstanding, end of fiscal year	618		57.46	2.3	920		66.80	3.4

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term for the number of years until the warrants expire.

(3)	Represents warrants granted for consulting services in November 2019 with an expiration date in November 2024. The fair value of the warrants of $67,000 was determined using the BSM model. Since the warrants were immediately vested, this entire amount is included in consulting and outside services under research and development expenses for the year ended June 30, 2020. Key assumptions for the valuation of these warrants included the closing price of the Company’s shares of Common Stock of $14.50 on the grant date, the exercise price of $6.50 per share, historical volatility of 119%, and an expected term of 5.0 years.

(4)	In January 2019, the Company agreed to modify a warrant originally issued in June 2018 for 10,000 shares that was exercisable at $25.94 per share. This warrant was originally issued in connection with one of the Fiscal 2018 Notes issued to a former member of the Board of Directors. The difference between the fair value of the modified warrant and the fair value of the canceled warrant amounted to $138,000, which was accounted for as an additional debt discount that was charged to interest expense upon repayment of the Fiscal 2018 Notes on January 30, 2019. Key assumptions for valuation of the modified warrant and the canceled warrant included the fair value of Company's Common Stock on the modification date of $11.50 per share, expected volatility of 100%, a risk-free interest rate of 2.5%, and an estimated remaining term of 4.0 years.

Note 8 — Income Taxes

Income Tax Expense

For the fiscal years ended June 30, 2020 and 2019, the reconciliation between the income tax benefit computed by applying the statutory U.S. federal income tax rate to the pre-tax loss before income taxes, and total income tax expense recognized in the financial statements is as follows (in thousands):

	2020	2019
Income tax benefit at statutory U.S. federal rate	$4,270	$6,394
Income tax benefit attributable to U.S. states	1,420	1,876
Non-deductible expenses	(12)	(1,045)
Stock option expirations	(52)	(1,484)
Other	392	(328)
Change in valuation allowance	(6,018)	(5,413)
Total income tax expense	$-	$-

For the fiscal years ended June 30, 2020 and 2019, the Company did not recognize any current income tax expense or benefit due to a full valuation allowance on its deferred income tax assets.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Deferred Income Tax Assets and Liabilities

As of June 30, 2020 and 2019, the income tax effects of temporary differences that give rise to significant deferred income tax assets and liabilities are as follows (in thousands):

	2020		2019
Deferred income tax assets:
Net operating loss carryforwards	$21,651	(1)	$20,016
Intangible assets	5,182	(1)	-
Stock-based compensation	4,592		3,716
Start-up and organizational expenses	203		338
Accrued expenses and other	47		1,598
Total deferred income tax assets	31,675		25,668
Valuation allowance for deferred income tax assets	(31,674)		(25,656)
Net deferred income tax assets	1		12
Deferred income tax liability- property, equipment and other	(1)		(12)
Net deferred income tax assets	$-		$-

(1)	Amounts include the impact of giving effect to the reclassification of approximately $4.1 million from net operating loss carryforwards to intangible assets due to license fees that were incorrectly expensed for income tax purposes in previous fiscal years. During the fiscal year ended June 30, 2020, the Company’s income tax returns were corrected whereby these license costs were capitalized and are being amortized over 15 years for income tax purposes. Due to the valuation allowance for deferred income tax assets in previous years, this reclassification did not have any impact on the Company’s previously reported net losses or accumulated deficit.

For the fiscal year ended June 30, 2020, the valuation allowance increased by $6.0 million, primarily as a result of the increase in net operating losses. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

NOL Carryforwards and Other Matters

The Company files income tax returns in the U.S. federal jurisdiction and the states of Colorado and California. The Company’s federal and state tax years for the 2017 fiscal year and forward are subject to examination by taxing authorities. As of June 30, 2020, the Company has U.S. federal NOL carryforwards of approximately $85.2 million, of which approximately $30.6 million does not expire and $54.6 million will begin to expire in 2031. Additionally, the Company has Colorado and California NOL carryforwards that begin to expire in 2031.

Federal and state laws impose substantial restrictions on the utilization of NOL carryforwards in the event of an ownership change for income tax purposes, as defined in Section 382 of the Internal Revenue Code (“IRC”). Pursuant to IRC Section 382, annual use of the Company’s NOL carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382 analysis regarding the limitation of NOL carryforwards. However, it is possible that past ownership changes will result in the inability to utilize a significant portion of the Company’s NOL carryforward that was generated prior to any change of control. The Company’s ability to use its remaining NOL carryforwards may be further limited if the Company experiences an IRC 382 ownership change in connection with future changes in the Company’s stock ownership.

The Company did not have any unrecognized tax benefits as of June 30, 2020 and 2019. The Company’s policy is to account for any interest expense and penalties for unrecognized tax benefits as part of the income tax provision. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within the next twelve months.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Note 9 — Commitments and Contingencies

Milestone Payments and Royalties

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

Employment Agreements

As of June 30, 2020, the Company was subject to employment agreements with three executive officers that provide for aggregate annual base salaries of $1.2 million. In the event the Company terminates employment of the executive officers without cause, severance benefits include (i) between one and three years of base salary, (ii) between 50% and 150% of annual target bonuses applicable to the terminated executive, and (iii) continuation of certain medical and dental benefits. In addition, vesting is accelerated for unvested stock options that would have otherwise vested during the period that the severance benefits are paid out.

401(k) Plan

The Company has a defined contribution employee benefit plan under section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all eligible employees who are entitled to participate six months after commencement of employment. The Company matches contributions up to 4% of the participating employee’s compensation with such matching contributions vested immediately. Total contributions by the Company to the 401(k) Plan amounted to approximately $0.1 million for each of the fiscal years ended June 30, 2020 and 2019.

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations. At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal fees are expensed as incurred.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Note 10 — Related Party Transactions

Equity Issuances

As discussed in Note 6, on July 23, 2019 H&G agreed to purchase an aggregate of approximately 1.4 million shares of Common Stock at an issuance price of $14.50 per share for gross proceeds of $20.0 million. This purchase was made pursuant to the terms of the call option that was issued in connection with an equity offering in January 2019 that resulted in gross proceeds of $25.0 million. As of June 30, 2020, H&G own an aggregate of approximately 62% of the Company’s outstanding shares of Common Stock.

Master Services Agreement

Effective July 1, 2019, the Company entered into a Master Services Agreement (“MSA”) with H&G whereby the Company agreed to assist H&G in an evaluation of their long acting growth hormone program referred to as GX-H9. For the years ended June 30, 2020, the Company charged H&G for employee services of $103,000 and reimbursable expenses incurred with unrelated parties of $144,000, for a total of approximately $247,000. Amounts charged under the MSA for employee services are reflected as a reduction of research and development compensation costs in the accompanying consolidated statement of operations for the year ended June 30, 2020.

Note 11 — SUPPLEMENTAL FINANCIAL INFORMATION

Interest and other income consist of the following for the years ended June 30, 2020 and 2019 (in thousands):

	2020	2019
Interest income	$188	$61
Gain on lease termination	-	168
Gain from change in fair value of embedded derivatives	-	74
Rental income	-	153
Total	$188	$456

Note 12 — Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to Common Stockholders by the weighted average number of common shares outstanding during the period. The calculation of net loss attributable to Common Stockholders for the year ended June 30, 2019 reflects the BCF related to the issuance of Series AA Preferred Stock to H&G discussed in Note 6, as follows (in thousands):

	2020	2019
Net loss	$(20,333)	$(30,446)
Beneficial conversion feature	-	(2,273)
Net loss attributable to common stockholders	$(20,333)	$(32,719)

For the years ended June 30, 2020 and 2019, basic and diluted net loss per share were the same since all Common Stock equivalents were anti-dilutive. As of June 30, 2020 and 2019, the following potential Common Stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

REZOLUTE, INC.

Notes to Consolidated Financial Statements

	2020	2019
Stock options	963	277
Warrants	618	920
Total	1,581	1,197

NOTE 13 — FINANCIAL INSTRUMENTS AND SIGNFICANT CONCENTRATIONS

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

Due to the relatively short maturity of the respective instruments, the fair value of cash and cash equivalents, accounts payable and accrued liabilities approximated their carrying values as of June 30, 2020 and 2019. The Company did not have any other assets and liabilities measured at fair value as of June 30, 2020 and 2019. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the fiscal years ended June 30, 2020 and 2019, the Company had no transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents at high-quality financial institutions. Cash deposits often exceed the amount of federal insurance provided on such deposits. As of June 30, 2020 and 2019, the Company had cash and cash equivalents with a single financial institution with a balance of $10.0 million and $11.6 million, respectively. The Company has never experienced any losses related to its investments in cash and cash equivalents.

Note 14 — Subsequent Events

Related Party Licensing Agreement

On September 15, 2020, the Company entered into an exclusive license agreement with Handok (the “Handok License”) for the territory of the Republic of Korea. The Handok License relates to pharmaceutical products in final dosage form containing the pharmaceutical compounds developed or to be developed by the Company, including those related to RZ358 and RZ402. The Handok License is in effect for a period of 20 years after the first commercial sale of each product, and requires (i) milestone payments of $0.5 million upon approval of a New Drug Application (“NDA”) for each product in the territory, and (ii) the Company will sell products ordered by Handok at a transfer price equal to 70% of the net selling price of the products. To date, no milestone payments have been earned by the Company.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Fiscal 2021 Financing

On September 15, 2020, the Company entered into financial advisory agreements to undertake a private placement of equity or equity equivalent securities (the “Fiscal 2021 Financing”). Pursuant to the financial advisory agreements, the Company agreed to pay transaction fees to the financial advisors for an aggregate of 6.0% of the gross proceeds plus out-of-pocket expenses. In addition, for any financing completed within 60 days of the closing of the Fiscal 2021 Financing, the financial advisors are entitled to additional transaction fees equal to 6.0% of the gross proceeds.

On October 9, 2020, the Company completed the Fiscal 2021 Financing through the sale of units (the “Units”) consisting of (i) approximately 2.5 million shares of Common stock, and (ii) warrants entitling the holders to purchase approximately 0.8 million shares of Common Stock (the “Warrants”). The Warrants are exercisable at $19.50 per share for a period of seven years and may be exercised on a cash or cashless basis at the election of the holders. The Units were issued for a purchase price of $16.50 per Unit, resulting in gross proceeds of $41.0 million. Pursuant to the financial advisory agreements, the Company paid transaction fees of $2.5 million, and costs for professional fees and other offering costs are estimated at approximately $0.9 million. After deducting the financial advisory fees and other offering costs, the estimated net proceeds amounted to approximately $37.6 million. Pursuant to the terms of the Fiscal 2021 Financing, the Company executed the Reverse Stock Split discussed in Note 1 and agreed to use commercially reasonable efforts to enable trading of its Common Stock on the Nasdaq Capital Market. The Company effected a one share for 50 shares reverse stock split on October 9, 2020. In addition, the Company entered into a registration rights agreement (“RRA”), pursuant to which the Company agreed to use commercially reasonable efforts to register (i) the shares of Common Stock included in the Units, and (ii) the shares of Common Stock issuable upon exercise of the warrants. If the Company fails to register the shares pursuant to the terms of the RRA, liquidated damages up to a maximum of 6.0% of the gross proceeds of the Fiscal 2021 Financing may be assessed.

Early Payments to Xoma

Upon completion of a qualified financing of $20.0 million or more, the Company is obligated to repay the remaining outstanding balance due to Xoma within 15 days as discussed in Note 4. The completion of the Fiscal 2021 Financing resulted in acceleration of the remaining balance due to Xoma of $1.8 million as of June 30, 2020. The Company expects to make this payment to Xoma by October 2020.

Unaudited Pro Forma Disclosure

Presented below is an unaudited pro forma balance sheet that gives effect to the Fiscal 2021 Financing and the Early Payments to Xoma, as if these events had occurred on June 30, 2020 (in thousands, except per share amount):

REZOLUTE, INC.

Notes to Consolidated Financial Statements

		Equity Financing		Xoma
		Gross	Offering	Early
	Historical	Proceeds (1)	Costs (2)	Payments (3)	Pro Forma
					(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$9,955	$41,000	$(3,420)	$(1,809)	$45,726
Other current assets	563	-	-	-	563
Total current assets	10,518	41,000	(3,420)	(1,809)	46,289

Non-current assets:
Right-of-use assets, net	383	-	-	-	383
Other	64	-	-	-	64
Total assets	$10,965	$41,000	$(3,420)	$(1,809)	$46,736

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$893	$-	$-	$-	$893
Accrued liabilities	488	-	-	-	488
Current portion of license fees payable to Xoma	1,600	-	-	(1,600)	-
Current portion of operating lease liabilities	245	-	-	-	245
Total current liabilities	3,226	-	-	(1,600)	1,626

Non-current liabilities:
License fees payable to Xoma, net of current portion	209	-	-	(209)	-
Operating lease liabilities, net of current portion	165	-	-	-	165
Total liabilities	3,600	-	-	(1,809)	1,791

Stockholders' equity:
Common stock, $0.001 par value, 500,000 shares authorized; see below for outstanding shares	6	2	-	-	8
Additional paid-in capital	154,595	40,998	(3,420)	-	192,173
Accumulated deficit	(147,236)	-	-	-	(147,236)
Total stockholders' equity	7,365	41,000	(3,420)	-	44,945
Total liabilities and stockholders' equity	$10,965	$41,000	$(3,420)	$(1,809)	$46,736

Number of shares of Common Stock outstanding	5,867	2,485	-	-	8,352

(1)	Gives effect to the receipt of gross proceeds of $41.0 million on October 9, 2020, as a result of the private placement of units at an issuance price of $16.50 per unit. The units consisted of an aggregate of approximately 2.5 million shares of Common Stock and warrants for the purchase of an additional 0.8 million shares of Common Stock.

(2)	Gives effect to the financial advisory fees of 6.0% of the gross proceeds and other estimated offering costs of approximately $0.9 million related to the Fiscal 2021 Financing.

(3)	Gives effect to the requirement discussed in Note 4 to repay the remaining obligations due to Xoma, since the Fiscal 2021 Financing met the definition of a qualified financing.

Bonuses for Certain Officers and Employees

On October 7, 2020, the Company's Board of Directors approved bonus payments for an aggregate of $0.5 million to certain officers and employees. The bonuses are expected to be paid in October 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control—Integrated Framework. Based on that assessment under those criteria, our management has determined that, as of June 30, 2020, our internal control over financial reporting was not effective due to a material weakness in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

The material weakness identified by management is that due to our limited number of employees, we have not adequately segregated certain duties to prevent employees from overriding the internal control system. During our fiscal year ended June 30, 2020, we hired a Director of Accounting and we implemented additional procedures to improve our segregation of duties. However, without hiring additional personnel we have been unable to fully remediate this material weakness. We cannot provide assurance that these or other measures will eventually result in the elimination of the material weakness described above.

Changes in Internal Control over Financial Reporting

Prior to the fiscal quarter ended June 30, 2020, we had identified material weaknesses whereby one employee was responsible for complex accounting issues without additional internal reviews, and we did not have effective review controls over financial reporting and related disclosures in accordance with U.S. GAAP and SEC rules and regulations. During the fiscal quarter ended June 30, 2020, we successfully mitigated these material weaknesses. During the fiscal quarter ended June 30, 2020, there were no other changes in our internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information as of June 30, 2020 with respect to our directors, executive officers and key employees. The term for each director expires at our next annual meeting or until his or her successor is appointed.

Name	Age	Position	Date Appointed

Young-Jin Kim	63	Chairman of the Board of Directors	February 10, 2019
Young Chul Sung, Ph.D.	64	Director	February 10, 2019
Nevan C. Elam	53	Chief Executive Officer and Director	January 31, 2013
Jung-Hee Lim	50	Director	November 20, 2019
Gil Labrucherie	49	Director	November 20, 2019
Sankaram Mantripragada, Ph.D.	62	Chief Scientific Officer	January 31, 2013
Keith Vendola	48	Chief Financial Officer	May 16, 2018

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

Young Chul Sung, Ph.D. Dr. Sung served as a member of our Board until September 10, 2020. Dr. Sung is the founder and CEO of Genexine Inc, a KOSDAQ listed biotech company developing innovative drugs in cancer and orphan diseases. Dr. Sung currently serves as a professor at POSTECH Department of Life Sciences and founder of POSTECH- Catholic Bio Medical Institute. Dr. Sung is an expert immunologist and has published over one hundred scientific articles. He has served on editorial boards of many biological organizations and has earned numerous awards including the most recently the 49th Science Day Presidential Commendation for Science and Technology Promotion Division from KIST as remarks of Antibody fusion (hyFc) technology and gene therapy vaccine technology. Dr. Sung currently serves on the Board of the Korean Society for Molecular and Cellular Biology and The Korean Society of Medical Biochemistry and Molecular Biology both since 2003. He is also a member of the Korean Society of Virology. Dr. Sung was a former president of the Korean Association of Immunobiologists (KAI) from 2005 to 2007. We believe Dr. Sung’s scientific background qualified him to serve on the Board.

Nevan C. Elam. Mr. Elam serves as our Chief Executive Officer. Mr. Elam was as a Managing Director of Konus Advisory Group, Inc. from January 2012 to September 2014. Prior to Mr. Elam's service with Rezolute, he has served various leadership roles throughout his career including as Chief Executive Officer of a European medical device company, co-founder and Chief Financial Officer of a software company, as well as a Senior Vice President at Nektar Therapeutics. Earlier in his career, Mr. Elam was a corporate partner in the law firm of Wilson Sonsini Goodrich & Rosati. He serves as Director of Savara, Inc. and Softhale in Belgium. Mr. Elam received his Juris Doctorate from Harvard Law School and a Bachelor of Arts from Howard University. We believe that Mr. Elam’s experience advising pharmaceutical companies of their unique legal and regulatory obligations qualifies him to serve on the Board.

Jung-Hee Lim. Mr. Lim serves as a member of our Board. Mr. Kim is currently the Director of the Bio Team of InterVest Corporation in Seoul, Korea, and brings a wealth of biotech industry experience to us. Most recently, and prior to his tenure as Director, he served as the Manager of the Technology Planning team of ISU ABXIS Corporation. Mr. Lim received his Master of Science from the Yonsei University Graduate School of Engineering. Mr. Lim served as a corporal in the 72nd Division of the Korean Army while obtaining his Bachelor of Science degree from Yonsei University’s Department of Biotechnology. We believe Mr. Lim’s experience working with pharmaceutical companies qualifies him to serve on the Board.

Gil Labrucherie. Mr. Labrucherie serves as a member of our Board. Mr. Labrucherie brings more than 20 years of senior leadership experience in finance, legal and corporate development to the Board. Prior to serving as Chief Financial Officer of Nektar, he was Senior Vice President, General Counsel and Secretary of Nektar from 2007 to 2016. Earlier in his career, Mr. Labrucherie was an executive at different organizations where he was responsible for global corporate alliance and mergers and acquisitions. Mr. Labrucherie began his career as an associate in the corporate practice of the law firm of Wilson Sonsini Goodrich & Rosati. Mr. Labrucherie received his J.D. from University of California Boalt Hall School of Law, where he was a member of the California Law Review and Order of the Coif, and received his B.A. from the University of California, Davis. Mr. Labrucherie is a member of the State Bar of California and is a Certified Management Accountant. We believe Mr. Labrucherie’s experience as the Chief Financial Officer of a public biotechnology company and his management background as an executive in different organizations qualify him to serve on the Board.

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

Keith Vendola, M.D., MBA. Dr. Vendola serves as our Chief Financial Officer. Dr. Vendola brings over two decades experience in healthcare corporate finance, strategy, and operations. As a Silicon Valley-based executive and NYC-based investment banker, he has helped companies navigate the capital markets and raise over $950 million. Dr. Vendola previously served as Chief of Staff to the CEO and Vice President of Competitive Strategy at Coherus BioSciences while the market cap exceeded $1 billion. Prior, Dr. Vendola served as Financial Officer of the founding management team and Vice President of Finance and Corporate Development at Eiger BioPharmaceuticals. Prior, he led business development at Threshold Pharmaceuticals (now Molecular Templates). Dr. Vendola served as an investment banker within the healthcare groups of Banc of America Securities (now BofA Securities) and Chase (now JPMorgan). Dr. Vendola received an M.B.A. in finance from Northwestern’s Kellogg School of Management, M.D. from Dartmouth Medical School and B.A. in psychology from the College of the Holy Cross, where he graduated with honors. He completed an executive education program at Harvard Business School focused on strategic negotiations as well as a research fellowship in the Developmental Endocrinology Branch of the National Institutes of Health, where he was an author on multiple papers.

September 2020 Board Composition Changes

On September 10, 2020, our Board of Directors approved an increase in the number of members that may serve as directors from five to six. In addition, the Board accepted the resignation of Dr. Young Chul Sung as a director and appointed Philippe Fauchet as a new director. Mr. Fauchet has spent more than 35 years in the pharmaceutical industry, most recently as the Chairman of GlaxoSmithKline K.K. from April 2017 to February 2019. Mr. Fauchet joined GlaxoSmithKline K.K. as President & Representative Director in 2010. Previously, he served as Senior Vice President, Corporate Business Development Head of Sanofi-Aventis Group and a member of the Management Committee. Alongside these industry roles, Philippe is currently an adjunct professor at the University of Tokyo, Graduate School of Medicine, Global Health Policy Department. Effective with his appointment to the Board, Mr. Fauchet became a member of the Audit Committee and the Compensation Committee.

After these Board composition changes, we currently have five directors. The Board has determined that each of Mr. Lim, Mr. Labrucherie and Mr. Fauchet are independent directors as defined by Nasdaq Rule 5605(a)(2). Accordingly, as of October 9, 2020, a majority of our directors are independent as required by the initial listing requirements for the Nasdaq Capital Market.

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

Committees of the Board of Directors

The standing committees of our Board of Directors are the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee was created in accordance with the rules and regulations of the SEC on August 21, 2017 and has operated under an Audit Committee Charter that is available on our website. The functions performed by our Audit Committee consist of selection of the firm of independent registered public accountants to be retained by us subject to stockholder ratification, periodic meetings with our independent registered public accountants to review our accounting policies and internal controls, review the scope and adequacy of the independent registered public accountants’ examination of our annual financial statements, and pre-approval of services rendered by our independent registered public accountants and pre-approval of all related-party transactions.

For the period from July 1, 2019 through November 20, 2019, the functions historically performed by our Audit Committee were performed by the entire Board of Directors since none of the members of our Board of Directors qualified for membership on the audit committee because they did not meet the definition of an “independent director” under Nasdaq Listing Rules. Effective November 20, 2019, Mr. Gil Labrucherie and Mr. Jung-Hee Lim became members of our Board of Directors and Audit Committee and Mr. Fauchet was appointed to the Audit Committee effective as of September 10, 2020. Mr. Labrucherie serves as the chairman of the audit committee and he, Mr. Fauchet and Mr. Lim are “independent directors” as defined in Rule 5605(a)(2) of the Nasdaq Listing Rules. In addition, the Board determined that Mr. Gil Labrucherie and Mr. Lim are qualified as “audit committee financial experts” as such term is used in the rules and regulations of the SEC. ”Accordingly, the functions of our Audit Committee are now being performed by independent directors that serve as members of our Audit Committee.

For the fiscal year ended June 30, 2020, Mr. Labrucherie received compensation for his service as a member of our Board of Directors as set forth in Item 11 hereof.

Compensation Committee

The Compensation Committee was created on August 21, 2017 and has operated under a Compensation Committee Charter that is available on our website. From February 16, 2019 through November 20, 2019, Mr. Young-Jin Kim and Dr. Young Chul Sung served as the sole members of the Compensation Committee. Effective November 20, 2019, Mr. Gil Labrucherie and Mr. Jung-Hee Lim became members of the Compensation Committee. In September 2020, Mr. Fauchet became a member of the Compensation Committee, and Mr. Kim and Dr. Sung have resigned as members of the Compensation Committee. Mr. Labrucherie, Mr. Fauchet and Mr. Lim are each considered an “independent director” as defined in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Compensation Committee is responsible for establishing and administering our compensation arrangements for all executive officers.

The functions performed by our Compensation Committee provided for meetings no less frequently than annually (and more frequently as circumstances dictate) to discuss and determine executive officer and director compensation. The Compensation Committee has not retained the services of any compensation consultants. However, from time to time it utilizes compensation data from companies that the Compensation Committee deems to be competitive with us in connection with its annual review of executive compensation. The Compensation Committee has the power to form and delegate authority to subcommittees when appropriate, provided that such subcommittees are composed entirely of directors who would qualify for membership on the Compensation Committee pursuant to applicable Nasdaq Listing Rules. In the future, we expect to appoint additional members to our Board of Directors whereby the functions of the Compensation Committee will be performed exclusively by independent directors.

For the fiscal year ended June 30, 2020, no compensation was incurred for participation by the directors that served on the Compensation Committee.

Nominating and Governance Committee

The Nominating and Governance Committee was created on August 21, 2017 and has operated under a Nominating and Governance Committee Charter that is available on our website. The Nominating and Governance Committee was established in accordance with the rules and regulations of the SEC. The functions that were historically performed by our Nominating and Governance Committee have been performed by the entire Board of Directors since February 16, 2019. In the future, we intend to appoint additional members to our Board of Directors whereby we will resume having these functions performed by independent directors serving as members of the Nominating and Governance Committee.

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

For the fiscal year ended June 30, 2020, no compensation was incurred since there were no members of the Nominating and Governance Committee.

Scientific Advisory Board

We have established a Scientific Advisory Board (“SAB”). The members of the board are Robert B. Bhisitkul, M.D., PH.D. and Jerrold Olefsky, M.D.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our Common Stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2020, all filing requirements applicable to its executive officers, directors and ten percent beneficial owners were complied with except that (i) Form 3 was not filed by Genexine, Inc. and Form 3 was filed late by Handok, Inc. related to shares of Series AA Preferred Stock acquired in January 2019, (ii) Form 3 was filed late by Jung-Hee Lim upon his appointment to our Board of Directors on November 20, 2019, (iii) Form 4 was filed late by Handok, Inc. to report the exchange of Series AA Preferred Stock for 1,136,364 shares of our Common Stock on April 26, 2019, the purchase of 689,655 shares of our Common Stock on July 23, 2019, and the concurrent termination of a call option on July 23, 2019, (iv) Form 4 was filed late by Nevan Elam, Sankaram Mantripragada and Keith Vendola for stock options granted on July 31, 2019, (v) Gil Labrucherie failed to file a Form 4 for a stock option granted in November 2019, and (vi) Genexine, Inc. failed to file Form 4 to report the exchange of Series AA Preferred Stock for 1,136,364 shares of our Common Stock on April 26, 2019, the purchase of 689,655 shares of our Common Stock on July 23, 2019, and the concurrent termination of a call option on July 23, 2019. While Handok, Inc., Genexine, Inc. and Jung-Hee Lim failed to comply with the reporting requirements under Section 16(a), all transactions that gave rise to such reporting requirements were fully disclosed in Forms 8-K that were timely filed by the Company.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

Our named executive officers consist of all individuals that served as our principal executive officer during the fiscal year ended June 30, 2020, and the next two most highly compensated executive officers who were serving as executive officers as of June 30, 2020. The following table sets forth information concerning the compensation of Mr. Elam, Dr. Mantripragada and Mr. Vendola (our “Named Executive Officers”) for the fiscal year ended June 30, 2020:

Name and Position	Fiscal Year	Salary		Bonus		Stock Option Awards		All Other Compensation		Total
Nevan Elam,	2020	$490,000	(1)	$355,770	(4)	$2,688,000	(6)	$23,683	(7)	$3,557,453
Chief Executive Officer	2019	453,333	(1)	258,750	(5)	-		20,163	(7)	732,246

Sankaram Mantripragada,	2020	$350,000	(2)	$238,875	(4)	$627,000	(6)	$31,883	(8)	$1,247,758
Chief Scientific Officer	2019	350,000	(2)	181,125	(5)	-		31,269	(8)	562,394

Keith Vendola,	2020	$365,000	(3)	$44,179	(4)	$538,000	(6)	$13,581	(9)	$960,760
Chief Financial Officer	2019	330,000	(3)	8,044	(5)	395,723	(6)	1,605		735,372

(1)	Pursuant to the amended and restated employment agreement discussed below, Mr. Elam received a base salary of $450,000 through May 31, 2019. On July 31, 2020, Mr. Elam’s base salary increased to $490,000 with an effective date of June 1, 2019.

(2)	Pursuant to the amended and restated employment agreement discussed below, Dr. Mantripragada received a base salary of $350,000 for each of the fiscal years ended June 30, 2020 and 2019.

(3)	Mr. Vendola was appointed as our Chief Financial Officer on May 16, 2018 with a base salary of $330,000. Effective July 31, 2019, Mr. Vendola entered into an employment agreement with an effective date of June 1, 2019 whereby Mr. Vendola’s annual base compensation was increased to $365,000.

(4)	On January 16, 2020, the Board of Directors approved bonus payments for calendar year 2019 services in the amounts shown in the table. In February 2020, these cash bonus payments were paid to each executive officer.

(5)	On July 31, 2019, the Board of Directors approved bonus payments for past services in the amounts shown in the table. In August 2019, these cash bonus payments were paid to each executive officer.

(6)	The aggregate grant date fair value for stock option awards is computed in accordance with ASC 718 set forth by the Financial Accounting Standards Board. A discussion of key assumptions made in the valuation of stock options is presented in Note 7 to our consolidated financial statements, included in Item 8 of this Annual Report. For purposes of this table, the entire fair value of awards with time-based vesting and hybrid vesting are reflected in the year of grant, whereas under ASC 718 the fair value of such awards are generally recognized over the vesting period in our financial statements.

(7)	Amount includes health, dental, disability and life insurance premiums under our employee benefit plans totaling $20,350 for the fiscal year ended June 30, 2020 and $20,163 for the fiscal year ended June 30, 2019.

(8)	Amount consists of health, dental, disability and life insurance premiums under our employee benefit plans of $19,774, and matching contributions under our 401(k) Plan of $12,109 for the fiscal year ended June 30, 2020. For the fiscal year ended June 30, 2019, amount consists of health, dental, disability and life insurance premiums under our employee benefit plans of $19,732, and matching contributions under our 401(k) Plan of $11,537 for the fiscal year ended June 30, 2020.

(9)	For the fiscal year ended June 30, 2020, amount includes matching contributions under our 401(k) Plan of $6,000, health club fees of $3,134, and disability and life insurance premiums under our employee benefit plans of $1,530.

During the fiscal year ended June 30, 2019, Mr. Elam and Dr. Mantripragada each agreed to forgive unpaid accrued bonuses that were approved by the Board of Directors for calendar year 2014 in the amounts of approximately $78,000 and $47,000, respectively. In addition, Dr. Mantripragada agreed to forgive $70,000 of his $175,000 onetime milestone bonus for AB101 awarded in July 2017. The total amounts forgiven by Mr. Elam of $78,000 and Dr. Mantripragada for $117,000 are not reflected as a reduction of compensation in the Summary Compensation Table above.

Outstanding Equity Awards

During the fiscal years ended June 30, 2020 and 2019, we have not granted any restricted stock awards or any stock options that provide for performance vesting conditions. The following table provides a summary of equity awards outstanding, consisting solely of stock options, for each of our Named Executive Officers as of June 30, 2020:

			Number of Securities Underlying			Option	Option
	Grant	Vesting	Unexercised Options			Exercise	Expiration
Name	Date	Type	Exercisable	Unexercisable		Price	Date
Nevan C. Elam (1):
	3/26/14	Time	27,000	-		$156.00	3/26/21
	2/23/15	Time	34,800	-		103.00	2/23/25
	12/28/16	Time	61,250	8,750		60.00	12/28/16
	7/31/19	Time	95,833	104,167		14.50	7/31/29
	7/31/19	Hybrid	-	100,000	(2)	14.50	7/31/29
Total for Mr. Elam			218,883	212,917

Sankaram Mantripragada:
	3/26/14	Time	10,000	-		$156.00	3/26/21
	2/23/15	Time	13,900	-		103.00	2/23/25
	5/12/17	Time	15,417	4,583		60.00	5/12/27
	6/30/17	Time	15,000	5,000		60.00	6/30/27
	7/31/19	Time	22,521	24,479		14.50	7/31/29
	7/31/19	Hybrid	-	23,000	(2)	14.50	7/31/29
Total for Dr. Mantripragada			76,838	57,062

Keith Vendola:
	7/2/18	Time	9,583	10,417		$26.00	7/2/28
	7/31/19	Time	19,167	20,833		14.50	7/31/29
	7/31/19	Hybrid	-	20,000	(2)	14.50	7/31/29
Total for Mr. Vendola			28,750	51,250

(1)	The above table excludes outstanding warrants held by Mr. Elam for 2,816 shares of Common Stock exercisable at $82.50 per share that were acquired in a private placement in June 2016.

(2)	Stock options that commence vesting upon the achievement of market, performance and service conditions (‘Hybrid Options”) will vest ratably over a period of 36 months beginning on the date that all of the following have occurred: (i) the option recipient has been employed by the Company for at least one year, (ii) the Company’s shares of Common Stock have been listed for trading on a national stock exchange, and (iii) such date no later than July 31, 2023, when the Company’s closing stock price exceeds $29.00 per share for 20 trading days in any consecutive 30 day period. For additional information please refer to Note 7 to our consolidated financial statements included in Item 8 of this Annual Report.

Director Compensation

We generally use a combination of cash and share-based incentive compensation to attract and retain qualified candidates to serve on our Board of Directors. Additionally, our directors are reimbursed for reasonable travel expenses incurred in attending meetings. In setting director compensation for the fiscal year ended June 30, 2020, due to our financial difficulties the members of our Board of Directors agreed to provide their services for no compensation. Presented below is a listing of the individuals that served as directors and the related committee appointments during the fiscal year ended June 30, 2020:

Committee Appointments
Director Name	Audit	Compensation	Nominating
Young-Jin Kim (1)		X
Young Chul Sung, Ph.D. (2)		X
Jung-Hee Lim (3)	X	X
Gil Labrucherie (4)	X	X

(1)	Mr. Young-Jin Kim was appointed to serve as our Chairman of the Board of Directors on February 16, 2019. He was also a member of the Compensation Committee until he resigned from this committee in October 2020. Mr. Kim did not receive any compensation for serving in these capacities.

(2)	Dr. Young Chul Sung was appointed to serve as a member of our Board of Directors on February 16, 2019. He was also a member of the Compensation Committee until he resigned from this committee in September 2020. Dr. Sung did not receive any compensation for serving in these capacities.

(3)	Mr. Lim was appointed to serve as a member of our Board of Directors, Audit Committee and Compensation Committee on November 20, 2019. Mr. Lim does not receive any compensation for serving in these capacities.

(4)	Mr. Labrucherie was appointed to serve as a member of our Board of Directors, Compensation Committee, and as chairman of our Audit Committee on November 20, 2019. As consideration for his service as a member of our Board of Directors and the related committees, Mr. Labrucherie was granted stock options for 8,000 shares exercisable at $14.50 per share. These stock options vest ratably over 36 months and had an estimated fair value of approximately $39,000 on the grant date.

Nevan Elam, our Chief Executive Officer and a director, did not receive any additional compensation for serving as a director. Please refer to the “Executive Compensation” section above for a description of Mr. Elam’s compensation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of shares of our Common Stock by (i) each director, (ii) each Named Executive Officer, (iii) all directors and executive officers as a group, and (iv) each person who we know beneficially owns more than 5% of our Common Stock, in each case as of September 30, 2020 (the “Determination Date”), unless otherwise indicated below. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and generally includes voting or investment power with respect to such securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days after the Determination Date through the exercise of any warrant, stock option, or other right. Shares subject to beneficial ownership through the exercise of stock options and warrants are deemed to be outstanding and beneficially owned for the purpose of computing share and percentage ownership of that person or entity, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or entity. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown beneficially owned by them. This information is not necessarily indicative of beneficial ownership for any other purpose.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 5,866,604 shares of Common Stock issued and outstanding as of the Determination Date (after giving effect to the Reverse Stock Split). Unless otherwise indicated, the address of our directors and officers is c/o Rezolute, Inc., 201 Redwood Shores Parkway, Suite 315, Redwood City, California 94065.

		Beneficial		Percent
Name of Beneficial Owner	Position with Company	Ownership		of Class
Stockholders in excess of 5%
Handok, Inc.	Stockholder	1,997,991	(1)	34.1%
Genexine, Inc.	Stockholder	1,826,019	(2)	31.1%
Directors and Executive Officers:
Young-Jin Kim	Chairman of the Board of Directors	1,997,991	(3)	34.1%
Nevan C. Elam	Chief Executive Officer and Director	252,640	(4)	4.1%
Jung-Hee Lim	Director	-		*
Gil Labrucherie	Director	4,548	(5)	*
Philippe Fauchet	Director	-		*
Sankaram Mantripragada, Ph.D.	Chief Scientific Officer	104,504	(6)	1.8%
Keith Vendola	Chief Financial Officer	34,167	(7)	*
Directors and executive officers as a group (7 people)		2,393,850	(8)	38.4%

(1)	Voting and investment authority over our shares of Common Stock owned of record by Handok, Inc. is held by the board of directors of Handok, Inc.

(2)	Voting and investment authority over our shares of Common Stock owned of record by Genexine, Inc. is held by the board of directors of Genexine, Inc.

(3)	Consists of 1,997,991 shares of our Common Stock that are owned of record by Handok, Inc. As Chairman and CEO of Handok, Inc., Mr. Kim has shared investment and voting authority over these shares.

(4)	Consists of (i) 2,816 shares of our Common Stock, (ii) currently exercisable warrants for 2,816 of our Common Stock, and (iii) 247,008 shares of our Common Stock issuable upon exercise of stock options that are exercisable within 60 days of the Determination Date.

(5)	Consists of (i) 941 shares of our Common Stock owned by a trust controlled by Mr. Labrucherie, (ii) currently exercisable warrants for 941 shares of our Common Stock owned by a trust controlled by Mr. Labrucherie, and (iii) 2,667 shares of our Common Stock issuable upon exercise of stock options that are exercisable within 60 days of the Determination Date.

(6)	Consists of (i) 20,000 shares of our Common Stock and (ii) 84,505 shares of our Common Stock issuable upon exercise of stock options that are exercisable within 60 days of the Determination Date.

(7)	Consists of shares of our Common Stock issuable upon exercise of stock options that are exercisable within 60 days of the Determination Date.

(8)	Consists of (i) 2,021,748 shares of our Common Stock that are either owned or beneficially owned by our directors and officers as discussed above, (ii) warrants for 941 shares of our Common Stock owned by a trust controlled by Mr. Labrucherie, and (iii) an aggregate of 371,161 shares of our Common Stock issuable upon exercise of stock options and warrants that are exercisable within 60 days of the Determination Date.

*            Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Exercise of Call Option

In January 2019, we announced and closed on a $25.0 million private placement with Handok, Inc. and Genexine, Inc., two publicly traded South Korean-based pharmaceutical companies (collectively referred to as “H&G”). H&G acquired shares of our Series AA Preferred Stock that converted in April 2019 into an aggregate of approximately 2.3 million shares of our Common Stock at a conversion price of $11.00 per share. We also provided an option for H&G to purchase up to an aggregate of $20.0 million of shares of our Common Stock prior to December 31, 2020, at a price per common share equal to the greater of $14.50 or 75% of the volume weighted average closing price of our Common Stock over 30 consecutive trading days prior to the exercise of the option to purchase. In July 2019, we requested that H&G provide such funding as part of a larger private placement. On July 23, 2019, H&G agreed to purchase an aggregate of approximately 1.4 million shares of our Common Stock for $14.50 per share which resulted in gross proceeds of $20.0 million. As of June 30, 2020, H&G have each purchased an aggregate of approximately 1.8 million shares of our Common Stock resulting in ownership of approximately 31% each. A change in control of Rezolute occurred since H&G collectively own approximately 62% of our Common Stock.

Master Services Agreement

Effective July 1, 2019, we entered into a Master Services Agreement (“MSA”) with H&G whereby we agreed to assist H&G in an evaluation of their long acting growth hormone program referred to as GX-H9. For the years ended June 30, 2020, we charged H&G for employee services of $103,000 and reimbursable expenses incurred with unrelated parties of $144,000, for a total of approximately $247,000. H&G paid all amounts billed under the MSA by December 2019.

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

Director Independence

Because our Common Stock is not currently listed on a national securities exchange, we have used the definition of “independence” of the Nasdaq Stock Market to determine whether our directors are independent. We have determined that as of June 30, 2020, Mr. Lim and Mr. Labrucherie were independent directors as defined by Nasdaq Rule 5605(a)(2), and for purposes of Section 16 of the Exchange Act. Nasdaq Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. As of September 10, 2020, Mr. Fauchet joined the Board and we have determined he is also an independent director.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal Accounting Fees and Services

The aggregate fees billed by Plante & Moran, PLLC for professional services rendered to us for the years ended June 30, 2020 and 2019 are set forth in the table below.

	2020		2019
	Amount	Percent	Amount	Percent
Audit fees (1)	$142,000	92%	$142,035	100%
Audit-related fees	-	-	-	-
Tax fees	12,000	8%	-	-
All other fees	-	-	-	-

Total	$154,000	100%	$142,035	100%

(1)	Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our quarterly reports on Form 10-Q, and reviews of any other SEC filings. Our Board of Directors pre-approves all audit and non-audit services performed by our auditors and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

Pre-Approval Policy

Our Audit Committee, or the entire Board of Directors, endeavors to approve in advance all services provided by our independent registered public accounting firm. All services provided by of our independent registered public accounting firm for the fiscal years ended June 30, 2020 and 2019 were pre-approved by the Audit Committee or the Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

Exhibit No.	Description

3.1	Articles of Conversion, dated January 10, 2013 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filing on January 11, 2013)
3.2	Certificate of Conversion, dated January 10, 2013 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filing on January 11, 2013)
3.3	Certificate of Incorporation, dated January 10, 2013 (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K filing on January 11, 2013)
3.4	Certificate of Amendment to the Certificate of Incorporation, dated April 30, 2014 (incorporated by reference to Exhibit 3.5 of the Company’s Form S-1 filing on May 20, 2014)
3.5	Certificate of Amendment to the Certificate of Incorporation, dated November 28, 2017 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filing on November 29, 2017)
3.6	Certificate of Designation dated December 7, 2015 (incorporated by reference on Exhibit 3.1 of the Company’s Form 8-K on December 10, 2016)
3.7	Amended and Restated Bylaws, dated November 28, 2017 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filing on November 29, 2017)
3.8	Certificate of Ownership and Merger, dated December 6, 2017 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filing on December 7, 2017)
3.9	Certificate of Designation of Series AA Convertible Preferred Stock (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filing on January 31, 2019)
3.10	Certificate of Amendment of Certificate of Incorporation dated April 26, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filing on April 30, 2019)
4.1	Form of Financing Warrant (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filing on April 3, 2018)
10.1	Second Amended and Restated Employment Agreement with Nevan Elam, dated February 23, 2015 (incorporated by reference to the Company’s Form 8-K filing on February 24, 2015)

10.2	Second Amended and Restated Employment Agreement with Sankaram Mantripragada, dated February 23, 2015 (incorporated by reference to the Company’s Form 8-K filing on February 24, 2015)
10.3	AntriaBio, Inc. 2014 Stock and Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Information Statement on Schedule 14C filed on April 10, 2014)
10.4	AntriaBio, Inc. 2015 Non Qualified Stock Option Plan (incorporated by reference to the Company’s Form 8-K filing on February 24, 2015)
10.5	AntriaBio, Inc. 2016 Non Qualified Stock Option Plan (incorporated by reference to the Company’s Form 8-K filing on November 4, 2016)
10.6	AntriaBio, Inc. 2016 Non Qualified Stock Option Plan, as Amended (incorporated by reference to the Company’s Form 10-K on September 21, 2017)
10.7	2019 Non Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filing on August 6, 2019)
10.8	Development and License Agreement with ActiveSite Pharmaceuticals, Inc. (incorporated by reference to the Company’s Form 8-K filing on August 7, 2017)
10.9	Form of Purchase Agreement with Lincoln Park Capital Fund, LLC (incorporated by reference to the Company’s Form 8-K filing on December 26, 2017)
10.10	Form of Registration Right Agreement with Lincoln Park Capital Fund, LLC (incorporated by reference to the Company’s Form 8-K filing on December 26, 2017)
10.11	Common Stock Purchase Agreement (incorporated by reference to the Company’s Form 10-Q filing on February 14, 2018)
10.12	License Agreement with Xoma (US) LLC (incorporated by reference to the Company’s 10-Q filing on February 14, 2018)
10.13	Form of Senior Secured Promissory Note (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filing on April 3, 2018)
10.14	Amendment No. 2 to the Stock Purchase Agreement with Xoma (US) LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filing on February 14, 2019)
10.15	Amendment No. 2 to the License Agreement with Xoma (US) LLC (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filing on February 14, 2019)
10.16	Purchase Agreement for Shares of Series AA Preferred Stock with Genexine, Inc. and Handok, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q filing on February 14, 2019)
10.17	First Amendment to the 2016 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit C to the Company’s Schedule 14A definitive proxy statement filing on April 5, 2019)
10.18	Employment Agreement between Keith Vendola and the Company dated July 31, 2019 (incorporated by reference to the Company's Form 8-K filing on August 6, 2019)
10.19	Master Services Agreement with Genexine, Inc. and Handok, Inc., effective as of July 1, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filing on November 14, 2019)
10.20	Amendment No. 3 to the License Agreement with Xoma (US) LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filing on May 14, 2020)
10.21	License Agreement with Handok, Inc. entered into on September 15, 2020*
21.1	Listing of Subsidiaries*
23.1	Consent of Plante & Moran, PLLC*
31.1	Certification of Chief Executive Officer as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed herewith.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

ITEM 16.   FORM 10-K SUMMARY.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REZOLUTE, INC.

Date: October 13, 2020	By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 13, 2020	By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer and Director (Principal Executive Officer)

Date: October 13, 2020	By:	/s/ Keith Vendola
Keith Vendola
Chief Financial Officer (Principal Financial Officer)

Date: October 13, 2020	By:	/s/ Young-Jin Kim Young-Jin Kim Chairman of the Board of Directors

Date: October 13, 2020	By:	/s/ Jung-Hee Lim Jung-Hee Lim Director

Date: October 13, 2020	By:	/s/ Gil Labrucherie
Gil Labrucherie
Director

Date: October 13, 2020	By:	/s/ Philippe Fauchet
Philippe Fauchet
Director