Form 10-Q
period 2020-12-31
Rezolute, Inc.
filed 2021-02-10
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020
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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	RZLT	Nasdaq Capital Market

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

The registrant had 8,352,277 shares of its $0.001 par value common stock outstanding as of February 8, 2021.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements included or incorporated by reference in this Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	projected operating or financial results, including anticipated cash flows used in operations;

•	expectations regarding capital expenditures, research and development expense and other payments;

•	our expectation that the disruptive impact of the COVID-19 pandemic (“COVID-19”) on our business;

•	our beliefs and assumptions relating to our liquidity position, including our ability to obtain additional financing;

•	our ability to obtain regulatory approvals for our pharmaceutical drugs and diagnostics; and

•	our future dependence on third party manufacturers or strategic partners to manufacture any of our pharmaceutical drugs and diagnostics that receive regulatory approval, and our ability to identify strategic partners and enter into license, co-development, collaboration or similar arrangements.

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

Special Note About COVID-19

We have been actively monitoring the COVID-19 situation and its impact. Our primary objectives have remained the same throughout the pandemic: to support the safety of our team members and their families and continue to support our preclinical studies and clinical trials. While our financial results for the three and six months ended December 31, 2020 and the fiscal year ended June 30, 2020 were not significantly impacted by COVID-19, we cannot predict the impact of the progression of the COVID-19 pandemic on future results due to a variety of factors, including the continued good health of our employees, the ability of us to maintain operations, access to healthcare facilities and patient willingness to participate in our clinical trials, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. The ultimate impact of the COVID-19 pandemic on our business operations, our ability to raise capital, as well as our preclinical studies and clinical trials remains uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. Any prolonged material disruption of our employees, suppliers, or manufacturing may negatively impact our consolidated financial position, results of operations and cash flows. We will continue to monitor the situation closely.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Rezolute, Inc.

Unaudited Condensed Consolidated Balance Sheets (in thousands, except per share amounts)

	December 31,	June 30,
	2020	2020
Assets

Current assets:
Cash and cash equivalents	$37,600	$9,955
Prepaid expenses and other	554	563
Total current assets	38,154	10,518

Long-term assets:
Right-of-use assets, net	547	383
Deferred offering costs	122	-
Property and equipment, net	36	33
Lease security deposits	43	31
Total assets	$38,902	$10,965

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$612	$893
Accrued liabilities:
Compensation and benefits	1,264	120
Insurance premiums	-	188
Other	543	180
Current portion of license fees payable to Xoma	-	1,600
Current portion of operating lease liabilities	316	245
Total current liabilities	2,735	3,226

Long-term liabilities:
Operating lease liabilities, net of current portion	281	165
License fees payable to Xoma, net of current portion	-	209
Total liabilities	3,016	3,600

Commitments and contingencies (Notes 4 and 7)

Stockholders' equity:
Preferred Stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $0.001 par value, 500,000 shares authorized; 8,352 and 5,867 shares issued and outstanding as of December 31, 2020 and June 30, 2020, respectively	8	6
Additional paid-in capital	193,831	154,595
Accumulated deficit	(157,953)	(147,236)
Total stockholders' equity	35,886	7,365
Total liabilities and stockholders' equity	$38,902	$10,965

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Operating expenses:
Research and development:
Compensation and benefits, net of related party reimbursements	$2,124	$1,750	$3,336	$3,168
Clinical trial costs	1,023	1,922	1,781	2,913
Licensing costs	1,000	-	1,000	-
Consultants and outside services	132	972	274	1,458
Material manufacturing costs	134	254	308	441
Facilities and other	83	140	141	292
Total research and development	4,496	5,038	6,840	8,272
General and administrative:
Compensation and benefits	1,943	981	2,648	2,317
Professional fees	481	273	851	633
Facilities and other	232	428	436	677
Total general and administrative	2,656	1,682	3,935	3,627
Total operating expenses	7,152	6,720	10,775	11,899
Operating loss	(7,152)	(6,720)	(10,775)	(11,899)

Non-operating income - interest and other	55	54	58	153
Net loss	$(7,097)	$(6,666)	$(10,717)	$(11,746)

Net loss per common share - basic and diluted	$(0.88)	$(1.14)	$(1.54)	$(2.08)

Weighted average number of common shares outstanding - basic and diluted	8,045	5,866	6,956	5,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Six Months Ended December 31, 2020:
Balances as of June 30, 2020	5,867	$6	$154,595	$(147,236)	$7,365
Stock-based compensation	-	-	1,775	-	1,775
Fair value of warrants issued to consultants for services	-	-	6	-	6
Issuance of Units for cash	2,485	2	40,998	-	41,000
Advisory fees and other offering costs	-	-	(3,550)	-	(3,550)
Issuance of common stock for services	-	-	7	-	7
Net loss	-	-	-	(10,717)	(10,717)
Balances as of December 31, 2020	8,352	$8	$193,831	$(157,953)	$35,886

Six Months Ended December 31, 2019:
Balances as of June 30, 2019	4,208	$4	$128,651	$(126,903)	$1,752
Stock-based compensation	-	-	2,059	-	2,059
Fair value of warrants issued to consultants for services	-	-	73	-	73
Issuance of common stock for cash:
Related parties at $14.50 per share	1,380	2	19,998	-	20,000
Other investors at $14.50 per share	279	-	4,050	-	4,050
Advisory fees and other offering costs	-	-	(1,500)	-	(1,500)
Net loss	-	-	-	(11,746)	(11,746)
Balances as of December 31, 2019	5,867	$6	$153,331	$(138,649)	$14,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,717)	$(11,746)
Stock-based compensation expense	1,775	2,059
Depreciation and amortization expense	6	9
Non-cash lease expense	139	136
Fair value of warrants issued for services	6	73
Fair value of shares of Common Stock issued for services	7	-
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	(2)	423
Increase (decrease) in accounts payable	(412)	690
Increase (decrease) in other accrued liabilities	1,193	(164)
Decrease in license fees payable to Xoma	(1,809)	(5,891)
Net Cash Used In Operating Activities	(9,814)	(14,411)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock:
Related parties	-	20,000
Others	-	4,050
Proceeds from issuance of Units	41,000	-
Payment of commissions and other deferred offering costs	(3,541)	(1,500)
Net Cash Provided by Financing Activities	37,459	22,550

Net increase in cash, cash equivalents and restricted cash	27,645	8,139
Cash, cash equivalents and restricted cash at beginning of period	9,955	11,573
Cash, cash equivalents and restricted cash at end of period	$37,600	$19,712

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents, end of period	$37,600	$18,182
Restricted cash, end of period	-	1,530
Total cash, cash equivalents and restricted cash, end of period	$37,600	$19,712

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-
Right-of-use assets acquired in exchange for operating lease liabilities	302	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Furniture and equipment received as inducement under operating lease	$10	$-
Payables for deferred offering costs	32	-

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

Reverse Stock Split

In August 2019, the Company’s Board of Directors approved a reverse stock split that was subject to stockholder approval at a special meeting that was concluded on October 28, 2019. Stockholders approved the proposal whereby the Board of Directors had the ability at any time on or before October 23, 2020 to execute a reverse stock split and set an exchange ratio between 20 and 100 shares of the Company’s outstanding Common Stock, $0.001 par value per share, into one issued and outstanding share of Common Stock, without any change in the par value per share or the number of shares of Common Stock authorized. On October 7, 2020, the Board of Directors approved a fifty shares into one share reverse stock split of the Company’s $0.001 par value Common Stock (the “Reverse Stock Split”), resulting in the filing with the Delaware Secretary of State of a Certificate of Amendment (the “Amendment”) to the Company’s Articles of Incorporation. The Amendment was effective on October 9, 2020.

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

The condensed consolidated balance sheet as of June 30, 2020, has been derived from the Company’s audited consolidated financial statements. The unaudited interim financial statements should be read in conjunction with the Company’s 2020 Form 10-K, which contains the Company’s audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended fiscal June 30, 2020.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnote disclosures necessary for a comprehensive presentation of financial position, results of operations, and cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three and six months ended December 31, 2020 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the fiscal year ending June 30, 2021.

Reclassifications

Certain amounts in the previously issued comparative interim financial statements for the three and six months ended December 31, 2019 have been reclassified to conform to the current interim financial statement presentation. These reclassifications had no effect on the previously reported net loss, working capital, cash flows and stockholders’ equity.

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and the accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, fair value of share-based payments, management’s assessment of going concern, accrued clinical trial liabilities, estimates of the probability and potential magnitude of contingent liabilities, and the valuation allowance for deferred tax assets due to continuing and expected future operating losses. Actual results could differ from those estimates.

Risks and Uncertainties

The Company's operations may be subject to significant risks and uncertainties including financial, operational, regulatory and other risks associated with a clinical stage company, including the potential risk of business failure as discussed further in Note 2, and the future impact of COVID-19 as discussed in Note 7.

Significant Accounting Policies

During the six months ended December 31, 2020, there have been no changes in our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 — Liquidity

The Company is in the clinical stage and has not yet generated any revenues. For the fiscal year ended June 30, 2020, the Company incurred a net loss of $20.3 million and net cash used in operating activities amounted to $24.2 million. For the six months ended December 31, 2020, the Company incurred a net loss of $10.7 million and net cash used in operating activities amounted to $9.8 million. As of December 31, 2020, the Company had an accumulated deficit of $158.0 million, cash and cash equivalents of $37.6 million and total liabilities of $3.0 million.

As discussed in Note 5, on October 9, 2020 the Company received aggregate gross proceeds of $41.0 million from investors in a private placement from the issuance of units that consisted of approximately 2.5 million shares of Common Stock and warrants for the purchase of approximately 0.8 million shares of Common Stock.

As discussed in Note 7, COVID-19 has resulted in an economic environment that is unfavorable for many businesses to conduct operations and pursue new debt and equity financings. The U.S. economy has been adversely affected by mass quarantines and government mandated stay-in-place orders to halt the spread of the virus. These orders are frequently changing and contain inherent uncertainty relative to their future application, creating considerable uncertainty surrounding the recovery period for the U.S. economy. The long-term effects on the Company are expected to result in higher costs in order to comply with safeguards to protect patients and staff engaged in clinical activities, and extended periods of time may be required to complete clinical trials. The current economic environment and financial market volatility is expected to make it more challenging for the Company to obtain funding for its clinical programs in the future. Even if an economic recovery occurs faster and more robustly than currently expected, there are no assurances that the Company will be able to obtain equity and debt financings that will be necessary to fund ongoing operations after March 31, 2022. In addition, even if these financing sources are available, they may be on terms that are not acceptable to the Company’s Board of Directors and stockholders. Management believes the Company’s existing cash and cash equivalents balance will be adequate to carry out currently planned activities at least through March 31, 2022.

Note 3 — OPERATING LEASES

The carrying value of right-of-use (“ROU”) assets and operating lease liabilities are as follows (in thousands):

	December 31,	June 30,
	2020	2020
Right-of-Use Assets, net	$547	$383
Operating Lease Liabilities:
Current	$316	$245
Long-term	281	165
Total	$597	$410

As of December 31, 2020, the weighted average remaining lease term under operating leases was 2.2 years, and the weighted average discount rate for operating lease liabilities was 7.8%. For the three and six months ended December 31, 2020, cash paid for amounts included in the measurement of operating lease liabilities was $65,000 and $134,000, respectively. For the three and six months ended December 31, 2019, cash paid for amounts included in the measurement of operating lease liabilities amounted was $68,000 and $136,000, respectively. These cash payments were included in the determination of net cash used in operating activities in the condensed consolidated statements of cash flows.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

On October 28, 2020, the Company entered into an assignment, assumption and amendment of lease agreement for ancillary office space in Bend, Oregon. The leased space consists of approximately 5,000 square feet and provides for average monthly rent of approximately $8,700 through the expiration date in February 2024. The lease provides one option to renew the lease for an additional three years at market rates. The Company determined it was not reasonably assured that this renewal option would be exercised whereby the resulting lease term was estimated at 40 months. Using a discount rate of 6.0%, the Company recognized a ROU asset and corresponding operating lease liability of approximately $0.3 million at inception of the lease.

Future payments under all operating lease agreements as of December 31, 2020 are as follows (in thousands):

Fiscal year ending June 30,
Remainder of fiscal year 2021	$164
2022	283
2023	117
Thereafter	79
Total lease payments	643
Less imputed interest	(46)
Present value of operating lease liabilities	$597

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

As discussed in Note 5, the Company completed a private placement of equity securities for gross proceeds of $41.0 million in October 2020, which resulted in acceleration of the entire obligation. On October 23, 2020, the Company paid the outstanding balance of $1.4 million. As of December 31, 2020, the Company does not have any remaining balance payable under Amendment No. 3 to the License Agreement.

Upon the achievement of certain clinical and regulatory events, the Company will be required to make up to $37.0 million in aggregate milestone payments to Xoma.

In addition to the License Agreement between the Company and Xoma in December 2017, both parties also entered into a stock purchase agreement (“Stock Purchase Agreement”). As of December 31, 2020, Xoma owns approximately 162,000 shares of the Company’s Common Stock. The Stock Purchase Agreement provided Xoma with the right and option to require the Company to use its best efforts to facilitate orderly sales of the shares to a third party or purchase the shares (the “Put Option”). Xoma was permitted to exercise the Put Option for up to a total of 50,000 shares of Common Stock for the calendar year ending December 31, 2020, and up to an additional 50,000 shares thereafter. On November 3, 2020, the Company’s shares of Common Stock were approved for listing on the Nasdaq Capital Market and the Put Option terminated pursuant to the terms of the Stock Purchase Agreement.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

ActiveSite License Agreement

On August 4, 2017, the Company entered into a Development and License Agreement with ActiveSite Pharmaceuticals, Inc.  (“ActiveSite”) pursuant to which the Company acquired the rights to ActiveSite’s Plasma Kallikrein Inhibitor program (“PKI Portfolio”).  The Company is initially using the PKI Portfolio to develop an oral PKI therapeutic for diabetic macular edema (RZ402) and may use the PKI Portfolio to develop other therapeutics for different indications. The ActiveSite Development and License Agreement requires various milestone payments up to $46.5 million. The first milestone payment for $1.0 million was due after acceptance of an Initial Drug Application, or IND, filed with the U.S. Food and Drug Administration (“FDA”). The Company is also required to pay royalties equal to 2.0% of any sales of products that use the PKI Portfolio.

On October 28, 2020, the Company submitted an IND to the FDA. On December 3, 2020, the Company received FDA clearance for the IND application filed by the Company. This clearance resulted in the Company owing the first milestone payment of $1.0 million, which was paid in December 2020. There have been no events that would result in any royalty payments owed under the ActiveSite Development and License Agreement to date.

Note 5 — STOCKHOLDERS’ EQUITY

For changes in stockholders’ equity for the six months ended December 31, 2020 and 2019, please refer to the unaudited condensed consolidated statements of stockholders’ equity on page 3. The following table presents changes in stockholders’ equity for the three months ended December 31, 2020 and 2019:

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Three Months Ended December 31, 2020:
Balances as of September 30, 2020	5,867	$6	$155,232	$(150,856)	$4,382
Stock-based compensation	-	-	1,141	-	1,141
Fair value of warrants issued to consultants for services	-	-	3	-	3
Issuance of Units for cash	2,485	2	40,998	-	41,000
Advisory fees and other offering costs	-	-	(3,550)	-	(3,550)
Issuance of common stock for services	-	-	7	-	7
Net loss	-	-	-	(7,097)	(7,097)
Balances as of December 31, 2020	8,352	$8	$193,831	$(157,953)	$35,886

Three Months Ended December 31, 2019:
Balances as of September 30, 2019	5,867	$6	$152,595	$(131,983)	$20,618
Stock-based compensation	-	-	665	-	665
Fair value of warrants issued to consultants for services	-	-	71	-	71
Net loss	-	-	-	(6,666)	(6,666)
Balances as of December 31, 2019	5,867	$6	$153,331	$(138,649)	$14,688

Equity Distribution Agreement

On December 18, 2020, the Company and Oppenheimer & Co. Inc. (the “Agent”) entered into an Equity Distribution Agreement (the “EDA”) that provides for an “at the market offering” for the sale of up to $50.0 million in shares of the Company’s Common Stock (the “Placement Shares”) through the Agent. The Agent is acting as sales agent and is required to use commercially reasonable efforts to sell all of the Placement Shares requested to be sold by the Company, consistent with the Agent’s normal trading and sales practices, on mutually agreed terms between the Agent and the Company. The EDA will terminate when all of the Placement Shares have been sold, or earlier upon the election of either the Company or the Agent.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company has no obligation to sell any of the Placement Shares under the EDA. The Company intends to use the net proceeds, if any, from amounts sold under the EDA for general corporate purposes, including working capital. Under the terms of the EDA, the Company agreed to pay the Agent a commission equal to 3.0% of the gross sales price of the Placement Shares plus certain expenses incurred by the Agent in connection with the offering. Through December 31, 2020, no shares were sold pursuant to the EDA and no commissions were incurred. As of December 31, 2020, total expenses incurred by the Agent and the Company amounted to an aggregate of $0.1 million and are classified as deferred offering costs in the Company’s unaudited condensed consolidated balance sheet.

Reverse Stock Split

As discussed in Note 1, the Company effected Reverse Stock Split on October 9, 2020. All references in the accompanying consolidated financial statements to the number of shares of Common Stock and per share amounts have been retroactively adjusted to give effect to the Reverse Stock Split.

Fiscal 2021 Financing

On September 15, 2020, the Company entered into financial advisory agreements to undertake a private placement of equity or equity equivalent securities (the “Fiscal 2021 Financing”). Pursuant to the financial advisory agreements, the Company agreed to pay transaction fees to the financial advisors for an aggregate of 6.0% of the gross proceeds plus out-of-pocket expenses. In addition, for any financing completed within 60 days of the closing of the Fiscal 2021 Financing, the financial advisors were entitled to additional transaction fees equal to 6.0% of the gross proceeds. As of December 31, 2020, the advisory agreements were no longer active.

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

The Units were issued for a purchase price of $16.50 per Unit, resulting in gross proceeds of $41.0 million. Pursuant to the financial advisory agreements, the Company paid transaction fees of $2.5 million, and costs for professional fees and other offering costs amounted to approximately $1.1 million. After deducting the financial advisory fees and other offering costs, the estimated net proceeds amounted to approximately $37.5 million. Pursuant to the terms of the Fiscal 2021 Financing, the Company executed the Reverse Stock Split of fifty shares into one share as discussed in Note 1 and agreed to enable trading of its Common Stock on the Nasdaq Capital Market, whereby the Company’s listing application was approved by Nasdaq on November 3, 2020. The Company also entered into a registration rights agreement (“RRA”), pursuant to which the Company agreed to use commercially reasonable efforts to register (i) the shares of Common Stock included in the Units, and (ii) the shares of Common Stock issuable upon exercise of the warrants. The Company successfully registered the units on November 27, 2020.

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Note 6 — STOCK-BASED COMPENSATION AND WARRANTS

Stock Option Plans

The Company currently has two active stock option plans consisting of the 2016 Non-Qualified Stock Option Plan, as amended (the “2016 Plan”), and the 2019 Non Qualified Stock Option Plan (the “2019 Plan”). On July 31, 2019, the 2019 Plan was adopted by the Board of Directors and provides authority to grant non-qualified stock options for up to 300,000 shares of the Company’s Common Stock. The Company also has stock options outstanding to purchase up to approximately 43,000 shares of Common Stock under the 2014 Stock and Incentive Plan (the “2014 Plan”) that terminated on March 21, 2019 and approximately 88,000 shares of Common Stock under the 2015 Stock and Incentive Plan (the “2015 Plan”) that terminated on February 23, 2020. Stock options outstanding under the 2014 Plan and the 2015 Plan expire pursuant to their contractual provisions on various dates through 2029. Presented below is a summary as of December 31, 2020 of the number of shares authorized, outstanding, and available for future grants under each of the Company’s stock option plans (in thousands):

	Termination	Number of Shares
Description	Date	Authorized	Outstanding	Available
2014 Plan	March 2019	43	43	-
2015 Plan	February 2020	88	88	-
2016 Plan	October 2021	560	517	43
2019 Plan	July 2029	300	300	-
Total		991	948	43

Stock Options Outstanding

The following table sets forth a summary of the stock option activity for options with time-based vesting and hybrid vesting granted under all of the Company’s stock option plans for the six months ended December 31, 2020 (shares in thousands):

	Shares	Price (1)	Term (2)
Outstanding, July 1, 2020	963	$33.06	8.1
Stock options granted:
Awards with time-based vesting	8	24.05	9.8
Stock options forfeited:
Awards with time-based vesting	(18)	14.50
Awards with hybrid vesting conditions	(5)	14.50
Outstanding, December 31, 2020	948	33.43	7.5

Vested, December 31, 2020	514	48.56	6.7

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term for the number of years until the stock options expire.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock-based compensation expense for the three and six months ended December 31, 2020 and 2019 is included in compensation and benefits under the following captions in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Research and development	$493	$351	$814	$925
General and administrative	648	314	961	1,134
Total	$1,141	$665	$1,775	$2,059

Unrecognized stock-based compensation expense related to stock options that provide solely for time-based vesting is approximately $2.2 million as of December 31, 2020. This amount is expected to be recognized over a remaining weighted average period of 1.7 years.

In July 2019, the Company granted employee stock options for approximately 0.2 million shares that commence vesting upon the achievement of market, performance and service conditions (“Hybrid Options”). Total unrecognized compensation cost, net of forfeitures, for the Hybrid Options amounted to approximately $1.9 million as of November 2, 2020. The Hybrid Options will vest ratably over a period of 36 months beginning on the date that all of the following have occurred: (i) the option recipient has been employed by the Company for at least one year, (ii) the Company’s shares of Common Stock have been listed for trading on a national stock exchange, and (iii) such date no later than July 31, 2023, when the Company’s closing stock price exceeds $29.00 per share for 20 trading days in any consecutive 30 day period. On November 3, 2020, the performance condition to obtain a listing on a national stock exchange was achieved, when the Company’s shares began trading on the Nasdaq Capital Market. Prior to this date, no compensation cost had been recognized for the Hybrid Options as it was not considered probable that the performance condition would be achieved. Upon achievement of the performance condition, the Company recognized the cumulative effect of compensation cost of approximately $0.5 million for the period from the grant date through November 3, 2020. The remainder of the unrecognized compensation related to the Hybrid Options of approximately $1.4 million, will be recognized ratably through July 2024 when the Hybrid Options are expected to be fully vested.

Warrants

The Company has issued warrants in conjunction with various debt and equity financings and for services. The following table sets forth a summary of the warrant activity for the six months ended December 31, 2020 (shares in thousands):

	Shares		Price (1)	Term (2)
Outstanding, July 1, 2020	618		$57.46	2.3
Warrants issued	820	(3)	19.50
Outstanding, December 31, 2020	1,438		35.82	4.6

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term for the number of years until the warrants expire.

(3)	Represents warrants granted in connection with the October 9, 2020 private placement. The warrants are exercisable for $19.50 per share for a period of 7 years and may be exercised on a cash or cashless basis at the election of the holder.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7 — COMMITMENTS AND CONTINGENCIES

Commitments

Please refer to Note 4 for further discussion of commitments to make milestone payments and to pay royalties under license agreements with Xoma and ActiveSite.

COVID-19

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China, and by March 2020 the spread of the virus had resulted in a world-wide pandemic. The U.S. economy has been adversely affected by mass quarantines and government mandated stay-in-place orders to halt the spread of the virus. While these orders are being lifted gradually, a full recovery of the U.S. economy may not occur until 2021 or later. Federal and state governments in the U.S. have approved funding for many programs that may provide financial assistance to individuals and businesses. The Company intends to pursue all material types of government assistance that it may be entitled to. However, no assurance can be provided that the Company will qualify and realize any material benefits from such assistance.

COVID-19 has resulted in an economic environment that is unfavorable for many businesses to pursue new equity financings. Accordingly, the current economic environment is expected to present greater challenges for the Company to obtain additional funding for its clinical programs on terms that are acceptable to the Company’s Board of Directors.

In February 2020, Rezolute announced the initiation of its Phase 2b trial in congenital hyperinsulinism. New site initiation and enrollment resumed in the quarter ended December 31, 2020. However, similar to many other clinical studies conducted by other companies throughout the world, effects of the pandemic remain uncertain, and no guarantees can be made that hold in future site initiation or enrollment will not be encountered again. There are no mitigation strategies we can employ to help avoid potential timeline delays should there be an extended enrollment pause due to COVID-19. The long-term effects of COVID-19 are expected to require additional safeguards to protect patients and staff engaged in clinical activities, and extended periods of time required to complete clinical trials, both of which are expected to result in higher overall costs. While the current business disruption is expected to be temporary, the long-term financial impact and the duration cannot be reasonably estimated at this time.

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations. At each reporting period, the Company evaluates known claims to determine whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal fees are expensed as incurred.

Note 8 — RELATED PARTY TRANSACTIONS

Related Party Licensing Agreement

On September 15, 2020, the Company entered into an exclusive license agreement with Handok, Inc. (the “Handok License”) for the territory of the Republic of Korea. The Handok License relates to pharmaceutical products in final dosage form containing the pharmaceutical compounds developed or to be developed by the Company, including those related to RZ358 and RZ402. The Handok License is in effect for a period of 20 years after the first commercial sale of each product, and requires (i) milestone payments of $0.5 million upon approval of a New Drug Application (“NDA”) for each product in the territory, and (ii) the Company will sell products ordered by Handok at a transfer price equal to 70% of the net selling price of the products. To date, no milestone payments have been earned by the Company.

Equity Issuances

As discussed in Note 5, on July 23, 2019 Handok, Inc. and Genexine, Inc. agreed to purchase an aggregate of approximately 1.4 million shares of Common Stock at an issuance price of $14.50 per share for gross proceeds of $20.0 million. This purchase was made pursuant to the terms of call options that was issued in connection with an equity offering in January 2019 that resulted in gross proceeds of $25.0 million.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

On June 26, 2020, Handok entered into a 10b5-1 purchasing plan (the “10b5-1 Plan”) with JMP Securities. Subject to the terms of the 10b5-1 Plan, Handok has purchased on the open market an aggregate of approximately 189,000 shares of our Common Stock through December 31, 2020. As of December 31, 2020, Handok, Inc. owns approximately 24% and Genexine, Inc. owns approximately 22% of the Company’s outstanding shares of Common Stock.

Master Services Agreement

Effective July 1, 2019, the Company entered into a Master Services Agreement (“MSA”) with H&G whereby the Company agreed to assist H&G in an evaluation of their long acting growth hormone program referred to as GX-H9. For the six months ended December 31, 2019, the Company charged H&G for employee services of approximately $103,000 and reimbursable expenses incurred with unrelated parties of approximately $144,000, for a total of approximately $247,000. Amounts charged under the MSA for employee services are reflected as a reduction of research and development compensation costs in the accompanying unaudited condensed consolidated statement of operations for the six months ended December 31, 2019. No related expenses were charged for the three and six months ended December 31, 2020, and for the three months ended December 31, 2019.

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

For the three and six months ended December 31, 2020 and 2019, the Company did not record any income tax benefit due to a full valuation allowance on its deferred tax assets. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three and six months ended December 31, 2020 and 2019.

Note 10 — EARNINGS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the three and six months ended December 31, 2020 and 2019, basic and diluted net loss per share were the same since all common stock equivalents were anti-dilutive. As of December 31, 2020 and 2019, the following outstanding potential common stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

	2020	2019
Stock options	948	960
Warrants	1,438	924
Total	2,386	1,884

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

Due to the relatively short maturity of the respective instruments, the fair value of cash and cash equivalents, accounts payable and accrued liabilities approximated their carrying values as of December 31, 2020 and June 30, 2020. The Company did not have any assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and June 30, 2020. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three and six months ended December 31, 2020 and 2019, the Company did not have any transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents at high-quality financial institutions. For the six months ended December 31, 2020, cash deposits have exceeded the amount of federal insurance provided on such deposits. As of December 31, 2020 and June 30, 2020, the Company had cash and cash equivalents with a single financial institution with an aggregate balance of $37.6 million and $10.0 million, respectively. The Company has never experienced any losses related to its investments in cash and cash equivalents.

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

Recent Developments

On October 9, 2020, we completed a private placement of equity securities that resulted in net proceeds of approximately $37.5 million. The completion of this private placement triggered the repayment of our obligations to Xoma with a remaining balance due of $1.4 million as of September 30, 2020. Effective October 9, 2020, we implemented a fifty shares into one share Reverse Stock Split of our $0.001 par value Common Stock. On November 3, 2020, we obtained approval from Nasdaq to have our shares of common stock listed on the Nasdaq Capital Market.

In December 2020, the Company entered into an Equity Distribution Agreement (“EDA”), pursuant to which the Company may offer and sell, from time to time, shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $50.0 million.

Please refer to our discussion under Liquidity and Capital Resources below and in Notes 1, 2, 4, and 5 to our unaudited condensed consolidated financial statements for further discussion of the private placement, Early Payments due to Xoma, and the Reverse Stock Split.

Special Note About COVID-19

We have been actively monitoring the COVID-19 situation and its impact. Our primary objectives have remained the same throughout the pandemic: to support the safety of our team members and their families and continue to support our preclinical studies and clinical trials. While our financial results for the three and six months ended December 31, 2020 and the fiscal year ended June 30, 2020 were not significantly impacted by COVID-19, we cannot predict the impact of the progression of the COVID-19 pandemic on future results due to a variety of factors, including the continued good health of our employees, the ability of us to maintain operations, access to healthcare facilities and patient willingness to participate in our clinical trials, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. The ultimate impact of the COVID-19 pandemic on our business operations, our ability to raise capital, as well as our preclinical studies and clinical trials remains uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. Any prolonged material disruption of our employees, suppliers, or manufacturing may negatively impact our consolidated financial position, results of operations and cash flows. We will continue to monitor the situation closely.

Summary of Clinical Assets

Our lead clinical asset, RZ358, is an antibody therapy in Phase 2b development as a potential treatment for congenital hyperinsulinism ("HI"), an ultra-rare pediatric genetic disorder. In February 2020, we announced the initiation of the RZ358-606 Phase 2b study (“RIZE”) globally at multiple study centers. Prior to COVID-19, we had planned to complete the RIZE study by the middle of calendar year 2021. In March 2020, we paused the RIZE study as a result of the COVID-19 pandemic. As the COVID-19 pandemic abates in different regions, we are resuming clinical activities including trial site initiations and as of January 2021, we have recommenced patient enrollment. Subject to COVID-19 conditions, we believe we will be able to complete the RIZE study in the second half of calendar year 2021.

Our next program, RZ402, is an oral therapy currently in Phase 1 development, targeting diabetic macular edema (“DME”). In October 2020 we submitted an IND to the FDA, which was cleared in December 2020. On January 12, 2021 we dosed the first patient in the Phase 1 clinical trial for RZ402. We expect to complete the study in the first half of the 2021 calendar year.

RZ358

Congenital HI is an ultra-rare pediatric genetic disorder characterized by excessive production of insulin by the pancreas. Congenital HI is caused by mutations in about a dozen known genes associated with pancreatic beta cells and their secretion of insulin. If untreated, it can lead to dangerously low blood sugar levels. Rezolute’s lead candidate, RZ358, is an antibody in Phase 2b development that is designed to prevent severe, persistent low blood sugar in patients with congenital HI.

RZ358 is an intravenously administered human monoclonal antibody that binds to a unique site (allosteric) on the insulin receptor throughout the body, such as in the liver, fat, and muscle. The antibody modifies insulin's binding and signaling to maintain glucose levels in a normal range which counteracts the effects of elevated insulin in the body.  Therefore, we believe that RZ358 is ideally suited as a potential therapy for conditions characterized by excessive insulin levels, and it is being developed to treat the hyperinsulinism and low blood sugar characteristic of diseases such as congenital HI. As RZ358 acts downstream from the beta cells, it has the potential to be universally effective at treating congenital HI caused by any of the underlying genetic defects.

The RIZE study is a multi-center, open-label, repeat-dose Phase 2b study of RZ358 in four sequential dosing cohorts of patients with congenital HI who are at least two years old and have residual low blood sugar (<70 mg/dL) that is inadequately controlled on existing therapies. In addition to safety and pharmacokinetic evaluations, continuous glucose monitoring (“CGM”) and self-monitored blood glucose will be utilized to evaluate several glycemic efficacy endpoints. The primary endpoint is the time within a glucose target range of 70-180 mg/dL by CGM during weeks 4 and 8 of treatment compared to baseline.

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

RZ402 is a bioavailable small molecule inhibitor of plasma kallikrein that has shown the ability to prevent the onset of and reverse vascular leakage in a dose-dependent manner in multiple rodent models of whole body and retinal vascular leakage. Target plasma concentrations were exceeded for 24 hours following oral dosing of RZ402 in monkeys and dogs, supporting the potential for once daily dosing in humans. We have completed animal toxicology studies and we filed an IND with the FDA on October 28, 2020, which was cleared by the FDA on December 3, 2020 and we initiated a Phase 1 single-dose study in healthy volunteers in January 2021.

Factors Impacting our Results of Operations

We have not generated any revenues since our inception in March 2010. Due to the time required to conduct clinical trials and obtain regulatory approval for any of our product candidates, we anticipate it will be some time before we generate substantial revenues, if ever. We expect to generate operating losses for the foreseeable future; therefore, we expect to continue efforts to raise additional capital to maintain our current operating plans beyond the next year. We cannot assure you that we will secure such financing or that it will be adequate for the long-term execution of our business strategy. Even if we obtain additional financing, it may be costly and may require us to agree to covenants or other provisions that will favor new investors over our existing stockholders.

Key Components of Consolidated Statements of Operations

Research and development expenses. Research and development expenses (“R&D”) consist primarily of compensation and benefits for our personnel engaged in R&D activities, clinical trial costs, licensing costs, and consultants and outside services. Our research and development compensation costs include an allocable portion of our cash and stock-based compensation, employee benefits, and consulting costs related to personnel engaged in the design and development of product candidates and other scientific research projects. We also allocate a portion of our facilities and overhead costs based on the personnel and other resources devoted to R&D activities.

General and administrative expenses. General and administrative expenses (“G&A”) consist primarily of (i) an allocable portion of our cash and stock-based compensation and employee benefits related to personnel engaged in our administrative, finance, accounting, and executive functions, and (ii) an allocable portion of our facilities and overhead costs related to such personnel. G&A expenses also include travel, legal, auditing, consulting, investor relations and other costs primarily related to our status as a public company.

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

We have granted stock options with vesting that is dependent on achieving certain market, performance and service conditions (“Hybrid Options”). For purposes of recognizing compensation cost, we determine the requisite service period as the longest of the derived, implicit and explicit vesting periods for each of the market, performance and service conditions, respectively. Due to achievement of the performance condition, we began recognizing compensation cost using the grant date fair value in November 2020 and continuing through the end of the requisite service period. Determination of the requisite service period of the Hybrid Options was based on the date that the performance condition was achieved. If the Hybrid Options do not ultimately become exercisable due to the option holders’ failure to achieve the required service period, any previously recognized compensation cost will be reversed.

Results of Operations

Three months ended December 31, 2020 and 2019

Results of operations for the three months ended December 31, 2020 and 2019 reflect net losses of approximately $7.1 million and $6.7 million, respectively. Our unaudited condensed consolidated statements of operations for the three months ended December 31, 2020 and 2019, along with the changes between periods, are presented below (dollars in thousands):

			Changes
	2020	2019	Amount	Percent
Operating expenses:
Research and development:
Compensation and benefits, net of related party reimbursements	$2,124	$1,750	$374	21%
Clinical trial costs	1,023	1,922	(899)	-47%
Licensing costs	1,000	-	1,000	100%
Consultants and outside services	132	972	(840)	-86%
Material manufacturing costs	134	254	(120)	-47%
Facilities and other	83	140	(57)	-41%
Total research and development	4,496	5,038	(542)	-11%

General and administrative:
Compensation and benefits	1,943	981	962	98%
Professional fees	481	273	208	76%
Facilities and other	232	428	(196)	-46%
Total general and administrative	2,656	1,682	974	58%
Total operating expenses	7,152	6,720	432	6%
Operating loss	(7,152)	(6,720)	(432)	6%
Non-operating income - interest and other	55	54	1	2%
Net loss	$(7,097)	$(6,666)	$(431)	6%

Presented below is a discussion of the key factors that resulted in changes in our results of operations for these periods.

Revenue. As a clinical stage company, we did not generate any revenue for the three months ended December 31, 2020 and 2019. We are at an early stage of development as a proprietary product specialty pharmaceutical company and we do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. We do not expect to be able to market any of our product candidates for several years.

Research and development expenses. R&D expenses decreased from approximately $5.0 million for the three months ended December 31, 2019 to approximately $4.5 million for the three months ended December 31, 2020, a decrease of $0.5 million. As a result of the COVID-19 pandemic, we were forced to curtail many of our R&D activities for the three months ended December 31, 2020. Compensation and benefits and licensing costs increased while the remaining categories of our R&D expense decreased for the three months ended December 31, 2020, as discussed below.

For the three months ended December 31, 2020, we had an increase of approximately $0.4 million in compensation and benefits for our R&D workforce, which was attributable to an increase of $0.2 million in stock-based compensation expense and $0.2 million related to cash-based compensation. Stock-based compensation for our R&D workforce increased by $0.2 million primarily due to achievement of the performance condition related to our Nasdaq uplisting that resulted in expense recognition of $0.2 million in November 2020. After November 2020, compensation expense for the Hybrid Options is being recognized ratably over the remaining vesting period. Cash-based compensation increased by $0.2 million for the three months ended December 31, 2020 due to annual performance bonuses earned by members of our R&D workforce.

Clinical trial costs decreased from approximately $1.9 million for the three months ended December 31, 2019 to approximately $1.0 million for the three months ended December 31, 2020. For the three months ended December 31, 2020, we incurred $1.0 million for clinical trial costs that was primarily attributable to $0.7 million related to RZ358, $0.2 million for AB101 and $0.1 million for RZ402. For the three months ended December 31, 20219, clinical trial costs consisted of $1.6 million for the initiation of the Phase 2b clinical program in preparation of patient enrollment for RZ358. For the three months ended December 31, 2019, we also incurred $0.3 million of clinical trial costs for contract research costs in our AB101 first-in-human Phase 1 study for which we received top-line results in December 2019. Upon receipt of the AB101 top line results, we determined that additional formulation adjustments are required before further clinical studies can be undertaken. As a portfolio management decision, we have decided not to take the program further in development and expect that future expenditures related to the program will be insignificant.

Licensing costs increased by $1.0 million for the three months ended December 31, 2020 compared to the three months ended December 31, 2019, which was attributable to the $1.0 million milestone payment due to ActiveSite upon FDA clearance of our RZ402 IND application. In January 2021, we announced the initiation of dosing in a Phase 1 first-in-human clinical study of RZ402. The study (RZ402-101) is a single-center, randomized, double-blind, placebo-controlled, single ascending dose study to evaluate the safety, tolerability, and pharmacokinetics of RZ402 in healthy adult volunteers. We expect to complete the study in the first half of the 2021 calendar year and anticipates increased clinical trial costs through the end of fiscal year 2021.

Consulting and outside services decreased from approximately $1.0 million for the three months ended December 31, 2019 to approximately $0.1 million for the three months ended December 31, 2020. For the three months ended December 31, 2019, we incurred higher consulting spending of $0.3 million related to RZ358 and $0.7 million for RZ402. For the three months ended December 31, 2020, consulting and outside services of $0.1 million related to RZ358, RZ402 and patent maintenance costs.

Material manufacturing costs decreased from approximately $0.2 million for the three months ended December 31, 2019 to $0.1 million for the three months ended December 31, 2020, a decrease of $0.1 million. The decrease in our material manufacturing costs was primarily due to decreased spending in RZ358 for CMC drug product stability and storage.

Costs allocable to R&D activities for facilities and other costs decreased by approximately $57,000 for the three months ended December 31, 2020 compared to the three months ended December 31, 2019. The decrease was primarily attributable to reduced spending for travel and generally lower overall levels of R&D activity associated with the COVID-19 pandemic for the three months ended December 31, 2020.

As discussed below under the caption Liquidity and Capital Resources, we intend to use the proceeds from our October 2020 financing to advance our clinical programs and fulfill our milestone obligations under the amended License Agreement with Xoma. Accordingly, we currently expect our R&D spending will increase sequentially during calendar 2021 but this could change depending on the ongoing impact of the COVID-19 pandemic.

General and administrative expenses. G&A expenses increased from approximately $1.7 million for the three months ended December 31, 2019 to approximately $2.7 million for the three months ended December 31, 2020, an increase of $1.0 million. This increase was primarily attributable to increases in compensation and benefits for our administrative and executive workforce of $1.0 million.

The increase of $1.0 million in compensation and benefits was primarily attributable to an increase in stock-based compensation expense of $0.3 million and cash-based compensation of $0.6 million. Stock-based compensation for our G&A workforce increased by $0.3 million primarily due to achievement of the performance condition related to our Nasdaq uplisting that resulted in expense recognition of $0.3 million in November 2020. After November 2020, compensation expense related to the Hybrid Options is being recognized ratably over the remaining vesting period. Cash-based compensation increased by $0.6 million for the three months ended December 31, 2020 due to annual performance bonuses earned by members of our G&A workforce.

For the three months ended December 31, 2020, the increase in professional fees of approximately $0.2 million was primarily attributable to increased spending on investor relations connected with the Nasdaq uplisting and related transactions.

Our facilities and other costs decreased by approximately $0.2 million for the three months ended December 31, 2020, primarily due to reduced travel and office-related expenses due to COVID-19 restrictions and a reduction in property tax expense.

Income Taxes. For the three months ended December 31, 2020 and 2019, we did not recognize any income tax benefit due to our net losses and our determination that a full valuation allowance was required for our deferred tax assets.

Six months ended December 31, 2020 and 2019

Results of operations for the six months ended December 31, 2020 and 2019 reflect net losses of approximately $10.7 million and $11.7 million, respectively. Our unaudited condensed consolidated statements of operations for the six months ended December 31, 2020 and 2019, along with the changes between periods, are presented below (dollars in thousands):

			Changes
	2020	2019	Amount	Percent
Operating expenses:
Research and development:
Compensation and benefits, net of related party reimbursements	$3,336	$3,168	$168	5%
Clinical trial costs	1,781	2,913	(1,132)	-39%
Licensing costs	1,000	-	1,000	100%
Consultants and outside services	274	1,458	(1,184)	-81%
Material manufacturing costs	308	441	(133)	-30%
Facilities and other	141	292	(151)	-52%
Total research and development	6,840	8,272	(1,432)	-17%

General and administrative:
Compensation and benefits	2,648	2,317	331	14%
Professional fees	851	633	218	34%
Facilities and other	436	677	(241)	-36%
Total general and administrative	3,935	3,627	308	8%
Total operating expenses	10,775	11,899	(1,124)	-9%
Operating loss	(10,775)	(11,899)	1,124	-9%
Non-operating income - interest and other	58	153	(95)	-62%
Net loss	$(10,717)	$(11,746)	$1,029	-9%

Presented below is a discussion of the key factors that resulted in changes in our results of operations for these periods.

Revenue. As a clinical stage company, we did not generate any revenue for the six months ended December 31, 2020 and 2019. We are at an early stage of development as a proprietary product specialty pharmaceutical company and we do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. We do not expect to be able to market any of our product candidates for several years.

Research and development expenses. R&D expenses decreased from approximately $8.3 million for the six months ended December 31, 2019 to approximately $6.8 million for the six months ended December 31, 2020, a decrease of $1.5 million. As a result of the COVID-19 pandemic, we were forced to curtail many of our R&D activities for the six months ended December 31, 2020. Compensation and benefits and licensing costs increased while the remaining categories of our R&D expense decreased for the six months ended December 31, 2020, as discussed below.

For the six months ended December 31, 2020, we had an increase of approximately $0.2 million in compensation and benefits for our R&D workforce, which was attributable to a $0.3 million increase related to cash-based compensation partially offset by a decrease of $0.1 million in stock-based compensation expense. Cash-based compensation increased by $0.3 million for the six months ended December 31, 2020 primarily due to annual performance bonuses earned by members of our R&D workforce partially offset by the receipt of the CARES Act employee retention credit in September 2020. Stock-based compensation decreased by $0.1 million primarily due to certain stock options that were forfeited or became fully vested by December 2019, resulting in no further compensation expense after that date.

For the six months ended December 31, 2020, we incurred $1.8 million for clinical trial costs primarily related to RZ358. For the six months ended December 31, 2019, we incurred $2.9 million for clinical trial costs that consisted of $2.2 million related to RZ358 and $0.7 million for AB101. Decreased expenditures in the six months ended December 31, 2020 were due to the ongoing COVID-19 pandemic delaying certain clinical trial costs.

Consulting and outside services decreased from approximately $1.5 million for the six months ended December 31, 2019 to approximately $0.3 million for the six months ended December 31, 2020, a decrease of $1.2 million. For the six months ended December 31, 2019, our consulting spending primarily consisted of $0.4 million related to RZ358, $0.8 million for RZ402, and $0.2 million for patent maintenance costs. For the six months ended December 31, 2020, consulting and outside services of $0.3 million was primarily related to RZ358 and patent maintenance costs.

Licensing costs increased by $1.0 million for the six months ended December 31, 2020 compared to the six months ended December 31, 2019, which was attributable to the $1.0 million milestone payment due to ActiveSite upon FDA clearance of our RZ402 IND application.

Material manufacturing costs decreased from approximately $0.4 million for the six months ended December 31, 2019 to $0.3 million for the six months ended December 31, 2020, a decrease of $0.1 million. The decrease in our material manufacturing costs was primarily due to decreased spending in RZ358 for CMC drug product stability and storage.

Costs allocable to R&D activities for facilities and other costs decreased from approximately $0.3 million for the six months ended December 31, 2019 to approximately $0.1 million for the six months ended December 31, 2020. The decrease was primarily attributable to reduced spending for travel and generally lower overall levels of R&D activity associated with the COVID-19 pandemic for the six months ended December 31, 2020.

General and administrative expenses. G&A expenses increased from approximately $3.6 million for the six months ended December 31, 2019 to approximately $3.9 million for the six months ended December 31, 2020, an increase of $0.3 million. This increase was primarily attributable to increases in compensation and benefits for our administrative and executive workforce of $0.3 million.

The increase of $0.3 million in compensation and benefits was primarily attributable to an increase in cash-based compensation of $0.5 million, partially offset by a decrease in stock-based compensation expense of $0.2 million. Cash-based compensation increased by $0.5 million for the six months ended December 31, 2020 primarily due to annual performance bonuses earned by members of our G&A workforce offset partially by the receipt of the CARES Act employee retention credit in September 2020. Stock-based compensation decreased by $0.2 million primarily due to certain stock options were forfeited or became fully vested by December 2019, resulting in no further compensation expense after that date.

For the six months ended December 31, 2020, professional fees increased by $0.2 million, primarily due to increased spending on investor relations connected with the Nasdaq uplisting and related transactions.

Our facilities and other costs decreased by approximately $0.2 million for the six months ended December 31, 2020, primarily due to reduced travel and office-related expenses due to COVID-19 restrictions and a reduction in property tax expense.

Income Taxes. For the six months ended December 31, 2020 and 2019, we did not recognize any income tax benefit due to our net losses and our determination that a full valuation allowance was required for our deferred tax assets.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents totaling approximately $37.6 million and working capital was approximately $35.4 million. We have incurred cumulative net losses of $158.0 million since our inception, and as a clinical stage company we have not generated any revenue to date.

As discussed below under Fiscal 2021 Financing, on October 9, 2020 we received aggregate net proceeds from investors in a private placement of approximately $37.5 million from the issuance of units that consisted of approximately 2.5 million shares of Common Stock and warrants for the purchase of approximately 0.8 million shares of Common Stock. We believe our existing cash and cash equivalents balance will be adequate to carry out currently planned activities at least through March 31, 2022. We also have flexibility to delay future clinical programs to conserve our capital resources.

Beginning in March 2020, COVID-19 has resulted in an economic environment that is unfavorable for many businesses to conduct operations. The U.S. economy had been adversely affected by mass quarantines and government mandated stay-in-place orders to halt the spread of the virus. While these orders have been relaxed at times, a full recovery of the U.S. economy may not occur until after 2021. The long-term effects on us are expected to result in higher costs in order to comply with safeguards to protect patients and staff engaged in clinical activities, and extended periods of time may be required to complete clinical trials. The current economic environment and financial market volatility may make it more challenging for us to continue to obtain funding in the future for our clinical programs.

Presented below is further discussion of recent developments that impacted our liquidity and capital resources.

Fiscal 2021 Financing

On October 9, 2020, we completed a private placement of units (the “Units”) consisting of (i) approximately 2.5 million shares of Common stock, and (ii) warrants entitling the holders to purchase approximately 0.8 million shares of Common Stock (the “Warrants”). The Warrants are exercisable at $19.50 per share for a period of 7 years and may be exercised on a cash or cashless basis at the election of the holders. The Units were issued for a purchase price of $16.50 per Unit, resulting in gross proceeds of $41.0 million. Pursuant to a financial advisory agreement, we agreed to pay the advisors a fee of 6.0% of the gross proceeds, and costs for professional fees and other offering costs amounted to approximately $1.1 million. After deducting the financial advisory fees and other offering costs, the estimated net proceeds amounted to approximately $37.5 million. Pursuant to the terms of the private placement, we executed the Reverse Stock Split, which was previously approved by the stockholders at our annual meeting on October 23, 2019 and that was effective on October 9, 2020. In addition, we were required to use commercially reasonable efforts to (i) list our shares of Common Stock for trading on the Nasdaq Capital Market which was approved by Nasdaq on November 3, 2020, (ii) register the shares of Common Stock included in the Units, and (iii) register the shares of Common Stock issuable upon exercise of the warrants. The Company successfully registered the units on November 27, 2020.

Xoma License Agreement

In December 2017, we entered into a license agreement (“License Agreement”) with XOMA Corporation (“Xoma”) pursuant to which Xoma granted us an exclusive global license to develop and commercialize RZ358 for all indications. In January 2019, the License Agreement was amended. The amended License Agreement set forth an updated payment schedule, as well as revised the amount we were required to expend on development of RZ358 and related licensed products.

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

Upon the achievement of certain clinical and regulatory events, we will be required to make up to $37.0 million in aggregate milestone payments to Xoma. The first such milestone payment of $2.0 million will be triggered upon enrollment of the last patient in our ongoing phase 2 clinical study and we believe that, subject to COVID-19 conditions, we will be able to complete this study by the second half of calendar year 2021. Additionally, upon the future commercialization of RZ358, we will be required to pay royalties to Xoma based on the net sales of the related products, and milestone payments up to an additional $185.0 million if future annual sales related to RZ358 exceed targets ranging from $100.0 million to $1.0 billion.

ActiveSite License Agreement

In August 2017, we entered into a Development and License Agreement with ActiveSite Pharmaceuticals, Inc.  (“ActiveSite”) pursuant to which we acquired the rights to ActiveSite’s Plasma Kallikrein Inhibitor program (“PKI Program”).  We are planning to use the PKI Program to develop, file, manufacture, market and sell products for diabetic macular edema and other human therapeutic indications. The ActiveSite Development and License Agreement requires various milestone payments ranging from $1.0 million to $10.0 million when milestone events occur, up to $46.5 million of aggregate milestone payments. The first milestone payment for $1.0 million was paid in December 2020 after we had received clearance from the FDA related to an IND for RZ402. We will also be required to pay royalties equal to 2.0% of any sales of products that use the PKI Program.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the six months ended December 31, 2020 and 2019 (in thousands):

	2020	2019	Change
Net cash provided by (used in):
Operating activities	$(9,814)	$(14,411)	$4,597
Investing activities	-	-	-
Financing activities	37,459	22,550	14,909

Cash Flows Used in Operating Activities

For the six months ended December 31, 2020 and 2019, cash flows used in operating activities amounted to $9.8 million and $14.4 million, respectively. The key components in the calculation of our cash used in operating activities are as follows (in thousands):

	2020	2019	Change

Net loss	$(10,717)	$(11,746)	$1,029
Non-cash expenses	1,933	2,277	(344)
Changes in operating assets and liabilities, net	(1,030)	(4,942)	3,912
Total	$(9,814)	$(14,411)	$4,597

For the six months ended December 31, 2020, our net loss was $10.7 million compared to $11.7 million for the six months ended December 31, 2019. For further discussion about changes in our operating results for the six months ended December 31, 2020 and 2019, please refer to Results of Operations above.

For the six months ended December 31, 2020 and 2019, our non-cash expenses of $1.9 million and $2.2 million, respectively, were primarily attributable to stock-based compensation expense. For the six months ended December 31, 2020, net changes in operating assets and liabilities decreased operating cash flow by $1.0 million, primarily driven by a $1.8 million decrease in payables to Xoma under the amended License Agreement, partially offset by a net increase of $0.8 million in accounts payables and accrued liabilities. For the six months ended December 31, 2019, net changes in operating assets and liabilities reduced operating cash flow by $4.9 million which was primarily due to a $5.9 million decrease in payables to Xoma under the amended License Agreement. This use of operating cash flow was partially offset by a net increase in accounts payable and accrued liabilities of $0.5 million and a decrease in prepaid expenses and other assets of $0.4 million.

Cash Flows Provided by Investing Activities

We did not have any cash flows from investing activities for the six months ended December 31, 2020 and 2019.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2020 was $37.5 million. This amount consisted of $41.0 million received from a private placement of Units in October 2020 for the purchase of approximately 2.5 million shares of Common Stock at a purchase price of $16.50 per share partially offset by financial advisory fees and offering costs of approximately $3.5 million to result in net proceeds of $37.5 million.

Net cash provided by financing activities for the six months ended December 31, 2019 amounted to $22.6 million. This amount consisted of (i) $20.0 million received from Handok, Inc. and Genexine, Inc. in July 2019 for the purchase of approximately 1.4 million shares of Common Stock at a purchase price of $14.50 per share and (ii) $4.1 million received from other investors in July and August 2019 for the purchase of approximately 0.3 million shares of our Common Stock at a purchase price of $14.50 per share. The gross proceeds from these equity issuances totaled $24.1 million and were partially offset by offering costs of $1.5 million to result in net proceeds of $22.6 million.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive and financial officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that assessment under those criteria, our management has determined that, as of December 31, 2020, our internal control over financial reporting was not effective due to a material weakness in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

Beginning in March 2020, COVID-19 has resulted in an economic environment that is unfavorable for many businesses to conduct operations and to pursue new debt and equity financings. The U.S. economy has been adversely affected by mass quarantines and government mandated stay-in-place orders to halt the spread of the virus. While these orders have been relaxed, a full recovery of the U.S. economy may not occur until the second half of 2021 or later. The extent to which COVID-19 may continue to impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. As COVID-19 continues to spread around the globe, we will likely experience disruptions that could severely impact our business and clinical trials, including:

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

If we are not able to comply with the applicable continued listing requirements or standards of Nasdaq, Nasdaq could delist our Common Stock.

Our Common Stock is currently listed on Nasdaq. In order to maintain such listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements.

On December 28, 2020, the Company notified Nasdaq that it was not in compliance with Nasdaq Listing Rules 5605(b)(1) and 5605(c)(2)(A) as a result of the resignation of a member of the Company’s board who was also a member of the Company’s Audit Committee. Nasdaq Listing Rule 5605(b)(1) requires a majority independent board and 5605(c)(2)(A) requires the Audit Committee to have at least three independent members (as defined by Nasdaq Listing Rule 5605(a)(2) and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934), at least one of whom is an audit committee financial expert. As a result of the resignation of Mr. Jung-Hee Lim, the Company no longer has a majority independent board or an Audit Committee comprised of three independent directors. The Nasdaq Listing Rules provide for a cure period during which the Company may regain compliance. Under Nasdaq Listing Rules, the Company shall have until the earlier of its next annual meeting of stockholders or one year from the occurrence of the event that caused the failure to comply with Nasdaq Listing Rules 5605(b)(1) and 5605(c)(2)(A); provided, however, that if the next annual meeting of stockholders occurs no later than 180 days following the event that caused the vacancy, the Company shall instead have 180 days from such event to regain compliance.

There can be no assurances that we will be able to regain compliance with Nasdaq’s listing standards or if we do later regain compliance with Nasdaq’s listing standards, will be able to continue to comply with the applicable listing standards. If we are unable to maintain compliance with these Nasdaq requirements, our Common Stock will be delisted from Nasdaq.

If Nasdaq delists our Common Stock, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our Common Stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 There were no reportable issuances of unregistered shares of the Company's equity securities for the period covered by this Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

 None.

ITEM 4. MINE SAFETY DISCLOSURES.

 Not applicable.

ITEM 5. OTHER INFORMATION.

 None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits
3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation of Rezolute, Inc., dated October 8, 2020 (incorporated by reference to the Company’s 8-K filing on October 13, 2020)
4.1	Form of Common Stock Purchase Warrant by and between the Company and the Investor identified therein (incorporated by reference to the Company’s 8-K filing on October 13, 2020)
10.1	Securities Purchase Agreement, dated as of October 8, 2020, by and between Rezolute. Inc. and the investors identified therein (incorporated by reference to the Company’s Form 8-K filing on October 13, 2020)
10.2	Registration Rights Agreement, dated as of October 8, 2020, by and between Rezolute, Inc., and the Investors identified therein (incorporated by reference to the Company’s Form 8-K filing on October 13, 2020)
31.1*	Certification of Chief Executive and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of Chief Executive and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS*	XBRL Instance Document
101.SC*	XBRL Taxonomy Extension Schema
101.CA*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LA*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

 ____________________

* Filed herewith.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REZOLUTE, INC.

Date: February 10, 2021	By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer
(Principal Executive and Financial Officer)