Form 10-Q
period 2021-03-31
Rezolute, Inc.
filed 2021-05-17
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

The registrant had 8,352,277 shares of its $0.001 par value common stock outstanding as of May 12, 2021.

Signatures	36

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

Special Note About COVID-19

We have been actively monitoring the COVID-19 situation and its impact. Our primary objectives have remained the same throughout the pandemic: to support the safety of our team members and their families and continue to support our preclinical studies and clinical trials. Currently, with respect to the operation of our facilities, we are closely adhering to applicable guidelines and orders. Essential operations in research and maintenance that occur within our facilities are continuing in accordance with the permissions granted under government ordinances. Across all our locations, we have instituted a temporary work from home policy for all office personnel who do not need to work on site to maintain productivity. At this time, we have not identified a material change to our productivity as a result of these measures, but this could change, particularly if restricted travel, closed schools, and shelter-in-place orders are not removed or significantly eased in the areas in which we operate.

While our financial results for the three and nine months ended March 31, 2021 and the fiscal year ended June 30, 2020 were not significantly impacted by COVID-19, we cannot predict the impact of the progression of the COVID-19 pandemic on future results due to a variety of factors, including the continued good health of our employees, the ability of us to maintain operations, access to healthcare facilities and patient willingness to participate in our clinical trials, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. The ultimate impact of the COVID-19 pandemic on our business operations, our ability to raise capital, as well as our preclinical studies and clinical trials remains uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. Any prolonged material disruption of our employees, suppliers, or manufacturing may negatively impact our consolidated financial position, results of operations and cash flows. We will continue to monitor the situation closely.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Rezolute, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31,	June 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$31,989	$9,955
Prepaid expenses and other	206	563
Total current assets	32,195	10,518

Long-term assets:
Right-of-use assets, net	472	383
Deferred offering and debt issuance costs	221	-
Property and equipment, net	33	33
Lease security deposits	12	31

Total assets	$32,933	$10,965

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$811	$893
Accrued liabilities:
Compensation and benefits	180	120
Insurance premiums	-	188
Other	469	180
Derivative liability	1,807	-
Current portion of license fees payable to Xoma	-	1,600
Current portion of operating lease liabilities	321	245
Total current liabilities	3,588	3,226

Long-term liabilities:
Operating lease liabilities, net of current portion	213	165
License fees payable to Xoma, net of current portion	-	209
Total liabilities	3,801	3,600

Commitments and contingencies (Notes 4 and 8)

Stockholders' equity:
Preferred Stock, $0.001 par value; 400 shares and 20,000 shares authorized as of
March 31, 2021 and June 30, 2020, respectively; no shares issued and outstanding	-	-
Common Stock, $0.001 par value, 10,000 shares and 500,000 shares authorized as of	8	6
March 31, 2021 and June 30, 2020, respectively; 8,352 and 5,867 shares issued and outstanding as of March 31, 2021 and June 30, 2020, respectively
Additional paid-in capital	190,772	154,595
Accumulated deficit	(161,648)	(147,236)
Total stockholders' equity	29,132	7,365

Total liabilities and stockholders' equity	$32,933	$10,965

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Operating expenses:
Research and development:
Compensation and benefits, net of related party reimbursements	$1,529	$1,399	$4,865	$4,567
Clinical trial costs	1,495	622	3,276	3,535
Licensing costs	-	-	1,000	-
Material manufacturing costs	253	284	561	725
Consultants and outside services	206	1,278	480	2,736
Facilities and other	275	150	416	442
Total research and development	3,758	3,733	10,598	12,005
General and administrative:
Compensation and benefits	850	762	3,498	3,079
Professional fees	655	319	1,506	952
Facilities and other	220	256	656	933
Total general and administrative	1,725	1,337	5,660	4,964
Total operating expenses	5,483	5,070	16,258	16,969
Operating loss	(5,483)	(5,070)	(16,258)	(16,969)
Non-operating income (expense):
Gain on change in fair value of derivative liability	1,784	-	1,784	-
Interest and other	4	30	62	183
Net loss	$(3,695)	$(5,040)	$(14,412)	$(16,786)

Net loss per common share - basic and diluted	$(0.44)	$(0.86)	$(1.94)	$(2.93)

Weighted average number of common shares outstanding - basic and diluted	8,352	5,866	7,445	5,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Nine Months Ended March 31, 2021:
Balances as of June 30, 2020	5,867	$6	$154,595	$(147,236)	$7,365
Stock-based compensation	-	-	2,305	-	2,305
Fair value of warrants issued to consultants for services	-	-	8	-	8
Issuance of Units for cash	2,485	2	40,998	-	41,000
Advisory fees and other offering costs	-	-	(3,550)	-	(3,550)
Issuance of common stock for services	-	-	7	-	7
Reclassification of derivative liability for authorized share deficiency	-	-	(3,591)	-	(3,591)
Net loss	-	-	-	(14,412)	(14,412)
Balances as of March 31, 2021	8,352	$8	$190,772	$(161,648)	$29,132

Nine Months Ended March 31, 2020:
Balances as of June 30, 2019	4,208	$4	$128,651	$(126,903)	$1,752
Stock-based compensation	-	-	2,734	-	2,734
Fair value of warrants issued to consultants for services	-	-	76	-	76
Issuance of common stock for cash:
Related parties at $14.50 per share	1,380	2	19,998	-	20,000
Other investors at $14.50 per share	279	-	4,050	-	4,050
Advisory fees and other offering costs	-	-	(1,500)	-	(1,500)
Net loss	-	-	-	(16,786)	(16,786)
Balances as of March 31, 2020	5,867	$6	$154,009	$(143,689)	$10,326

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,412)	$(16,786)
Stock-based compensation expense	2,305	2,734
Depreciation and amortization expense	10	14
Non-cash lease expense	214	167
Fair value of warrants issued for services	8	76
Fair value of shares of Common Stock issued for services	7	-
Gain on change in fair value of derivative liability	(1,784)	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other assets	376	436
Increase (decrease) in accounts payable	(81)	694
Decrease in accrued liabilities	(45)	(1,134)
Decrease in license fees payable to Xoma	(1,809)	(6,291)
Net Cash Used In Operating Activities	(15,211)	(20,090)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Units	41,000	-
Payment of commissions and other deferred offering costs	(3,680)	(1,500)
Payment of debt issuance costs	(75)	-
Proceeds from issuance of Common Stock:
Related parties	-	20,000
Others	-	4,050
Net Cash Provided by Financing Activities	37,245	22,550

Net increase in cash, cash equivalents and restricted cash	22,034	2,460
Cash, cash equivalents and restricted cash at beginning of period	9,955	11,573
Cash, cash equivalents and restricted cash at end of period	$31,989	$14,033

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents, end of period	$31,989	$14,033
Restricted cash, end of period	-	-
Total cash, cash equivalents and restricted cash, end of period	$31,989	$14,033

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-
Right-of-use assets acquired in exchange for operating lease liabilities	302	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of derivative liability for authorized share deficiency	$3,591	$-
Furniture and equipment received as inducement under operating lease	10	-
Increase in payables for debt issuance costs	16	-

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

Reverse Stock Split

In August 2019, the Company’s Board of Directors approved a reverse stock split that was subject to stockholder approval at a special meeting that was concluded on October 28, 2019. Stockholders approved the proposal whereby the Board of Directors had the ability at any time on or before October 23, 2020 to execute a reverse stock split and set an exchange ratio between 20 and 100 shares of the Company’s outstanding Common Stock, $0.001 par value per share, into one issued and outstanding share of Common Stock, without any change in the par value per share. On October 7, 2020, the Board of Directors approved reverse stock split whereby fifty shares were exchanged into one newly-issued share of the Company’s $0.001 par value Common Stock (the “Reverse Stock Split”), resulting in the filing with the Delaware Secretary of State of a Certificate of Amendment (the “Amendment”) to the Company’s Articles of Incorporation. The Amendment was effective on October 9, 2020. On February 17, 2021, the Company filed a certificate of correction (the “Charter Revision”) with the State of Delaware Secretary of State. The Charter Revision changed the number of authorized shares of Common Stock from 500,000,000 shares to 10,000,000 on February 17, 2021. The Charter Revision also changed the number of authorized shares of Preferred Stock from 20,000,000 shares to 400,000 shares that were authorized beginning on February 17, 2021.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnote disclosures necessary for a comprehensive presentation of financial position, results of operations, and cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three and nine months ended March 31, 2021 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the fiscal year ending June 30, 2021.

Reclassifications

Certain amounts in the previously issued comparative interim financial statements for the three and nine months ended March 31, 2020 have been reclassified to conform to the current interim financial statement presentation. These reclassifications had no effect on the previously reported net loss, working capital, cash flows and stockholders’ equity.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Consolidation

On February 12, 2021, the Company filed a certificate of dissolution with the State of Delaware Secretary of State to dissolve AntriaBio Delaware, Inc., which was a dormant company with no assets, liabilities or operations. As a result, the Company now has two wholly owned subsidiaries consisting of Rezolute (Bio) Ireland Limited and Rezolute Bio UK, Ltd. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and the accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, determination of the fair value of the derivative liability for an authorized share deficiency, fair value of share-based payments, management’s assessment of going concern, accrued clinical trial liabilities, and estimates of the probability and potential magnitude of contingent liabilities. Actual results could differ from those estimates.

Risks and Uncertainties

The Company's operations may be subject to significant risks and uncertainties including financial, operational, regulatory and other risks associated with a clinical stage company, including the potential risk of business failure as discussed further in Note 2, and the future impact of COVID-19 as discussed in Note 8.

Significant Accounting Policies

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the fiscal year ended June 30, 2020. During the three months ended March 31, 2021, the Company did not adopt any new accounting policies, however the Company did make the following accounting policy election with respect to accounting policies which are currently applied, as necessary, during the quarter:

Derivative Liability for Authorized Share Deficiency

As discussed above, the Company filed the Charter Revision that changed the number of authorized shares of Common Stock from 500,000,000 shares to 10,000,000 shares effective on February 17, 2021. Upon filing the Charter Revision, the Company had approximately 8,352,000 shares of Common Stock issued and outstanding plus approximately 2,428,000 shares reserved for issuance pursuant to the Company’s stock option plans and outstanding warrant agreements. Since authorized shares were limited to 10,000,000 shares, the Company could be required to settle in cash the shares subject to the deficiency of 780,000 shares. Since all of the Company’s outstanding stock options and warrants previously met the criteria for classification in stockholders’ equity, the Company is required to reclassify the fair value related to 780,000 shares from stockholders’ equity to a liability beginning on February 17, 2021.

For the three months ended March 31, 2021, the Company made an accounting policy election to select the stock options and warrants with the earliest issuance dates to compute the estimated fair value of the financial instruments associated with the authorized share deficiency. The result of the election of this accounting policy was to determine the liability using the stock options and warrants that generally had the highest exercise prices that were least likely to be exercised. Fair value of the stock options and warrants associated with the deficiency are computed on the date the deficiency arose and at the end of each reporting period using the Black-Scholes-Merton (“BSM”) option-pricing model. Key assumptions inherent in this valuation model include the historical volatility of the Company’s Common Stock, the remaining contractual term of the options and warrants, and the market price of our Common Stock on the valuation date. Changes in these factors from period to period can result in significant increases and decreases in fair value of the derivative liability, with corresponding gains or losses reflected in our operating results for each reporting period. If the Company’s stockholders subsequently approve a sufficient increase in authorized shares, the Company will no longer include the derivative liability in its balance sheets after the approval date. However, any gains or losses reflected prior to the approval date will not be reversed.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Note 2 — Liquidity

The Company is in the clinical stage and has not yet generated any revenues. For the fiscal year ended June 30, 2020, the Company incurred a net loss of $20.3 million and net cash used in operating activities amounted to $24.2 million. For the nine months ended March 31, 2021, the Company incurred a net loss of $14.4 million and net cash used in operating activities amounted to $15.2 million. As of March 31, 2021, the Company had an accumulated deficit of $161.6 million, cash and cash equivalents of $32.0 million and total liabilities of $3.8 million.

As discussed in Note 6, on October 9, 2020 the Company received aggregate gross proceeds of $41.0 million from investors in a private placement from the issuance of units that consisted of approximately 2.5 million shares of Common Stock and warrants for the purchase of approximately 0.8 million shares of Common Stock.

As discussed in Note 13, the Company entered into a loan and security agreement in April 2021 that provides for total borrowings up to $30.0 million. The Company received gross proceeds of $15.0 million in April 2021 and the remaining $15.0 million is available subject to satisfaction of certain conditions described in the loan agreement. As a condition of the loan agreement, the Company is required to maintain a restricted cash balance of $5.0 million beginning no later than December 31, 2021. Borrowings under the loan agreement provide for interest at 8.75% plus a variable margin of at least 0.12%. The Company is permitted to make interest-only payments through May 1, 2023, and the maturity date is on April 1, 2026.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As discussed in Note 8, COVID-19 has resulted in an economic environment that is unfavorable for many businesses to conduct operations and pursue new debt and equity financings. The U.S. economy has been adversely affected by mass quarantines and government mandated stay-in-place orders to halt the spread of the virus. These orders are frequently changing and contain inherent uncertainty relative to their future application, creating considerable uncertainty surrounding the recovery period for the U.S. economy. The long-term effects on the Company are expected to result in higher costs in order to comply with safeguards to protect patients and staff engaged in clinical activities, and extended periods of time may be required to complete clinical trials. The current economic environment and financial market volatility is expected to make it more challenging for the Company to obtain funding for its clinical programs in the future.

Management believes the Company’s existing cash and cash equivalents balance of $32.0 million, combined with the debt financing proceeds of $15.0 million received in April 2021, will be adequate to carry out currently planned activities at least through June 30, 2022.

Note 3 — OPERATING LEASES

The carrying value of right-of-use (“ROU”) assets and operating lease liabilities are as follows (in thousands):

	March 31,	June 30,
	2021	2020
Right-of-Use Assets, net	$472	$383

Operating Lease Liabilities:
Current	$321	$245
Long-term	213	165
Total	$534	$410

For the three and nine months ended March 31, 2021 and 2020, operating lease expense was as follow (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Research and development	$75	$49	$185	$138
General and administrative	28	21	83	60

Total	$103	$70	$268	$198

On October 28, 2020, the Company entered into an assignment, assumption and amendment of lease agreement for ancillary office space in Bend, Oregon. The leased space consists of approximately 5,000 square feet and provides for average monthly rent of approximately $8,700 through the expiration date in February 2024. The lease provides one option to renew the lease for an additional three years at market rates. The Company determined it was not reasonably assured that this renewal option would be exercised whereby the resulting lease term was estimated at 40 months. Using a discount rate of 6.0%, the Company recognized an ROU asset and corresponding operating lease liability of approximately $0.3 million at inception of the lease.

As of March 31, 2021, the weighted average remaining lease term under operating leases was 2.1 years, and the weighted average discount rate for operating lease liabilities was 7.6%. For each of the nine months ended March 31, 2021 and 2020, cash paid for amounts included in the measurement of operating lease liabilities was $0.2 million. These cash payments were included in the determination of net cash used in operating activities in the condensed consolidated statements of cash flows.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Future payments under all operating lease agreements as of March 31, 2021 are as follows (in thousands):

Fiscal year ending June 30,
Remainder of fiscal year 2021	$92
2022	283
2023	117
Thereafter	79

Total lease payments	571
Less imputed interest	(37)

Present value of operating lease liabilities	$534

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

As discussed in Note 6, the Company completed a private placement of equity securities for gross proceeds of $41.0 million in October 2020, which resulted in acceleration of the entire obligation. On October 23, 2020, the Company paid the outstanding balance of $1.4 million. As of March 31, 2021, the Company does not have any remaining balance payable under Amendment No. 3 to the License Agreement. Upon the achievement of certain clinical and regulatory events, the Company will be required to make up to $37.0 million in aggregate milestone payments to Xoma.

In addition to the License Agreement between the Company and Xoma in December 2017, both parties also entered into a stock purchase agreement (“Stock Purchase Agreement”). As of March 31, 2021, Xoma owns approximately 162,000 shares of the Company’s Common Stock. The Stock Purchase Agreement provided Xoma with the right and option to require the Company to use its best efforts to facilitate orderly sales of the shares to a third party or purchase the shares (the “Put Option”). Xoma was permitted to exercise the Put Option for up to a total of 50,000 shares of Common Stock for the calendar year ending December 31, 2020, and up to an additional 50,000 shares thereafter. On November 3, 2020, the Company’s shares of Common Stock were approved for listing on the Nasdaq Capital Market and the Put Option terminated pursuant to the terms of the Stock Purchase Agreement.

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5 — Employee termination benefits

In March 2021, the Company entered into a severance agreement with an officer of the Company that provides for an aggregate of $0.2 million paid in monthly installments from March 2021 through September 2021. The severance agreement also resulted in the modification of certain stock options that were permitted to continue vesting through September 2021, whereby an aggregate of 46,250 stock options exercisable at a weighted average price of $18.17 will now expire in December 2021. Absent the modification, stock options for an aggregate of 38,750 vested shares would have expired in June 2021 and stock options for 7,500 never would have vested. The Company accounted for the modification of the original awards, whereby compensation cost was remeasured on the date of the modification that resulted in an increase in fair value of the modified awards for $0.1 million. Accordingly, an aggregate charge of $0.3 million related to severance costs and the modification of stock options is included in compensation expense under general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2021.

For the three and nine months ended March 31, 2021, activity affecting the accrued liability for severance benefits is summarized as follows (in thousands):

Accrued severance, beginning of period	$-
Severance expense incurred	201
Cash payments	(31)

Accrued severance, end of period	$170

The liability for accrued severance costs is included in accrued compensation and benefits in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2021.

Note 6 — STOCKHOLDERS’ EQUITY

For changes in stockholders’ equity for the nine months ended March 31, 2021 and 2020, please refer to the unaudited condensed consolidated statements of stockholders’ equity on page 3. The following table presents changes in stockholders’ equity for the three months ended March 31, 2021 and 2020:

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Three Months Ended March 31, 2021:
Balances as of December 31, 2020	8,352	$8	$193,831	$(157,953)	$35,886
Stock-based compensation	-	-	530	-	530
Reclassification of derivative liability for authorized share deficiency	-	-	(3,591)	-	(3,591)
Fair value of warrants issued to consultants for services	-	-	2	-	2
Net loss	-	-	-	(3,695)	(3,695)

Balances as of March 31, 2021	8,352	$8	$190,772	$(161,648)	$29,132

Three Months Ended March 31, 2020:
Balances as of December 31, 2019	5,867	$6	$153,331	$(138,649)	$14,688
Stock-based compensation	-	-	675	-	675
Fair value of warrants issued to consultants for services	-	-	3	-	3
Net loss	-	-	-	(5,040)	(5,040)

Balances as of March 31, 2020	5,867	$6	$154,009	$(143,689)	$10,326

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Derivative Liability for Authorized Share Deficiency

As discussed in Note 1, the Company filed the Charter Revision on February 17, 2021 to change the number of authorized shares of Common Stock from 500,000,000 shares to 10,000,000 shares. Upon filing the Charter Revision, the Company had approximately 8,352,000 shares of Common Stock issued and outstanding, plus approximately 2,428,000 shares were required to be reserved for issuance pursuant to the Company’s stock option plans and outstanding warrant agreements. Since the Charter Revision reduced authorized shares to 10,000,000 shares, a deficiency of approximately 780,000 shares existed as of February 17, 2021. As a result of this deficiency, it was not possible to issue up to an aggregate of 780,000 shares of Common Stock under outstanding stock options and warrants as of February 17, 2021. Accordingly, the Company could be required to settle in cash for the fair value of the 780,000 shares subject to this deficiency, which requires liability classification for these instruments beginning on February 17, 2021.

As discussed in Note 1, the Company made an accounting policy election to select the stock options and warrant agreements with the earliest issuance dates to compute the estimated fair value of the financial instruments associated with the authorized share deficiency. These stock options and warrants were generally those with the highest exercise prices that were least likely to be exercised. The fair value of such stock options and warrants is accounted for as a derivative liability that amounted to $3.6 million as of February 17, 2021. As a result of the expiration of stock options for approximately 40,000 shares in March 2021, the authorized share deficiency was reduced to approximately 740,000 as of March 31, 2021. Primarily due to the reduction in the market price of the Company’s Common Stock, the fair value of stock options and warrants for an aggregate of 740,000 shares amounted to $1.8 million as of March 31, 2021. Presented below is a summary of the derivative liability associated with stock options and warrants as of February 17, 2021 and March 31, 2021 (in thousands, expect per share amounts):

	February 17, 2021			March 31, 2021
	Stock			Stock
	Options	Warrants	Total	Options	Warrants	Total
Number of shares	253	527	780	213	527	740
Weighted average fair value per share	$6.46	$3.71	$4.60	$4.03	$1.80	$2.44

Fair value of derivative liability	$1,638	$1,953	$3,591	$858	$949	$1,807

Due to the reduction in fair value of the derivative liability from February 17, 2021 to March 31, 2021, the Company recognized a non-cash gain of approximately $1.8 million in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2021. In order to determine the fair value of the stock options and warrants set forth above, the Company used the BSM option-pricing model with the following weighted-average assumptions for the valuations performed as of February 17, 2021 and March 31, 2021:

	February 17, 2021			March 31, 2021
	Stock			Stock
	Options	Warrants	Total	Options	Warrants	Total
Market price of Common Stock	$11.99	$11.99	$11.99	$7.06	$7.06	$7.06
Exercise price	$84.19	$63.88	$70.48	$70.48	$63.84	$65.75
Risk-free interest rate	0.6%	0.1%	0.3%	1.0%	0.2%	0.4%
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Remaining contractual term (years)	4.6	1.5	2.5	5.3	1.4	2.5
Historical volatility	112.6%	123.5%	119.9%	118.4%	112.0%	113.9%

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company has no obligation to sell any of the Placement Shares under the EDA. The Company intends to use the net proceeds, if any, from amounts sold under the EDA for general corporate purposes, including working capital. Under the terms of the EDA, the Company agreed to pay the Agent a commission equal to 3.0% of the gross sales price of the Placement Shares plus certain expenses incurred by the Agent in connection with the offering. Through March 31, 2021, no shares were sold pursuant to the EDA and no commissions were incurred. As of March 31, 2021, total expenses incurred by the Agent and the Company amounted to an aggregate of $0.1 million and are included in deferred offering costs in the Company’s unaudited condensed consolidated balance sheet.

Reverse Stock Split

As discussed in Note 1, the Company effected Reverse Stock Split on October 9, 2020. All references in the accompanying consolidated financial statements to the number of shares of Common Stock and per share amounts have been retroactively adjusted to give effect to the Reverse Stock Split.

Fiscal 2021 Equity Financing

On September 15, 2020, the Company entered into financial advisory agreements to undertake a private placement of equity or equity equivalent securities (the “Fiscal 2021 Equity Financing”). Pursuant to the financial advisory agreements, the Company agreed to pay transaction fees to the financial advisors for an aggregate of 6.0% of the gross proceeds plus out-of-pocket expenses. In addition, for any financing completed within 60 days of the closing of the Fiscal 2021 Equity Financing, the financial advisors were entitled to additional transaction fees equal to 6.0% of the gross proceeds. As of March 31, 2021, the advisory agreements were no longer active.

On October 9, 2020, the Company completed the Fiscal 2021 Equity Financing through the sale of units (the “Units”) consisting of (i) approximately 2.5 million shares of Common stock, and (ii) warrants entitling the holders to purchase approximately 0.8 million shares of Common Stock (the “Warrants”). The Warrants are exercisable at $19.50 per share for a period of seven years and may be exercised on a cash or cashless basis at the election of the holders.

The Units were issued for a purchase price of $16.50 per Unit, resulting in gross proceeds of $41.0 million. Pursuant to the financial advisory agreements, the Company paid transaction fees of $2.5 million, and costs for professional fees and other offering costs amounted to approximately $1.1 million. After deducting the financial advisory fees and other offering costs, the estimated net proceeds amounted to approximately $37.5 million. Pursuant to the terms of the Fiscal 2021 Equity Financing, the Company executed the Reverse Stock Split of fifty shares into one share as discussed in Note 1 and agreed to enable trading of its Common Stock on the Nasdaq Capital Market, whereby the Company’s listing application was approved by Nasdaq on November 3, 2020. The Company also entered into a registration rights agreement (“RRA”), pursuant to which the Company agreed to use commercially reasonable efforts to register (i) the shares of Common Stock included in the Units, and (ii) the shares of Common Stock issuable upon exercise of the warrants. The Company successfully registered the units on November 27, 2020.

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Cash

One of the investors in the Fiscal 2020 Private Placement purchased approximately 262,000 shares of Common Stock for gross proceeds of $3.8 million. The Company agreed to spend the proceeds for certain research and development activities and for a planned uplisting of the Company’s Common Stock to the Nasdaq Capital Market. For the three and nine months ended March 31, 2020, the Company made qualified expenditures of $1.6 million and $2.3 million, respectively. As of March 31, 2020, the entire $3.8 million had been spent on qualified activities and there was no restricted cash balance remaining, whereby there were no restrictions on cash balances after that date.

Note 7 — STOCK-BASED COMPENSATION AND WARRANTS

Stock Option Plans

Presented below is a summary of the number of shares authorized, outstanding, and available for future grants under each of the Company’s stock option plans as of March 31, 2021 (in thousands):

	Termination	Number of Shares
Description	Date	Authorized	Outstanding	Available
2014 Plan	March 2019	3	3	-
2015 Plan	February 2020	88	88	-
2016 Plan	October 2021	560	483	77
2019 Plan	July 2029	300	300	-
Total		951	874	77

On March 31, 2021, the Company’s Board of Directors adopted, subject to stockholder approval, the Rezolute, Inc. 2021 Stock Incentive Plan (the “2021 Equity Plan”). The 2021 Equity Plan, if approved by stockholders, would provide authority to issue up to 1,200,000 shares of Common Stock with a plan termination date in ten years. Currently outstanding stock options under each of the stock option plans shown in the table above for an aggregated of approximately 874,000 shares will be governed by their own respective equity plans. The currently authorized shares available for grants under the 2016 Plan will no longer be available for future grants if stockholders approve the 2021 Equity Plan.

Stock Options Outstanding

The following table sets forth a summary of the stock option activity for options with time-based vesting and hybrid vesting granted under all of the Company’s stock option plans for the nine months ended March 31, 2021 (shares in thousands):

	Shares	Price (1)	Term (2)
Outstanding, July 1, 2020	963	$33.06	8.1
Stock options granted:
Awards with time-based vesting	8	24.05
Stock options forfeited:
Awards with time-based vesting	(72)	95.28
Awards with hybrid vesting conditions	(25)	14.50
Outstanding, March 31, 2021	874	28.41	7.2

Vested, March 31, 2021	508	38.02	6.5

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term for the number of years until the stock options expire.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock-based compensation expense for the three and nine months ended March 31, 2021 and 2020 is included in compensation and benefits under the following captions in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Research and development	$284	$354	$1,098	$1,279
General and administrative	246	321	1,207	1,455
Total	$530	$675	$2,305	$2,734

Unrecognized stock-based compensation expense related to stock options that provide solely for time-based vesting is approximately $1.5 million as of March 31, 2021. This amount is expected to be recognized over a remaining weighted average period of 1.6 years.

In July 2019, the Company granted employee stock options for approximately 0.2 million shares that commence vesting upon the achievement of market, performance and service conditions (“Hybrid Options”). Total unrecognized compensation cost, net of forfeitures, for the Hybrid Options amounted to approximately $1.9 million as of November 2, 2020. The Hybrid Options will become exercisable when all of the following have occurred: (i) the option recipient has been employed by the Company for at least one year, (ii) the Company’s shares of Common Stock have been listed for trading on a national stock exchange, and (iii) such date no later than July 31, 2023, when the Company’s closing stock price exceeds $29.00 per share for 20 trading days in any consecutive 30-day period. On November 3, 2020, the performance condition to obtain a listing on a national stock exchange was achieved, when the Company’s shares began trading on the Nasdaq Capital Market. Prior to this date, no compensation cost had been recognized for the Hybrid Options as it was not considered probable that the performance condition would be achieved. Upon achievement of the performance condition, the Company recognized the cumulative effect of compensation cost of approximately $0.5 million for the period from the grant date through November 3, 2020. The remainder of the unrecognized compensation related to the Hybrid Options of approximately $1.4 million, is being recognized ratably through July 2024 when the Hybrid Options are expected to be fully vested. As of March 31, 2021, total unrecognized compensation cost, net of forfeitures, for the Hybrid Options amounted to approximately $1.2 million which is expected to be recognized over a weighted average term of 3.3 years.

Warrants

The Company has issued warrants in conjunction with various debt and equity financings and for services. The following table sets forth a summary of the warrant activity for the nine months ended March 31, 2021 (shares in thousands):

	Shares		Price (1)	Term (2)
Outstanding, June 30, 2020	618		$57.46	2.3
Warrants issued	820	(3)	19.50
Warrants expired	(1)		92.50
Outstanding, March 31, 2021	1,437		35.77	4.4

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term for the number of years until the warrants expire.

(3)	Represents warrants granted in connection with the Fiscal 2021 Equity Financing on October 9, 2020. The warrants are exercisable at $19.50 per share for a period of 7 years and may be exercised on a cash or cashless basis at the election of the holder.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8 — COMMITMENTS AND CONTINGENCIES

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

In February 2020, Rezolute announced the initiation of its Phase 2b trial in congenital hyperinsulinism. New site initiation and enrollment resumed during the fiscal quarter ended December 31, 2020. However, similar to many other clinical studies conducted by other companies throughout the world, effects of the pandemic remain uncertain, and no guarantees can be made that hold in future site initiation or enrollment will not be encountered again. There are no mitigation strategies we can employ to help avoid potential timeline delays should there be an extended enrollment pause due to COVID-19. The long-term effects of COVID-19 are expected to require additional safeguards to protect patients and staff engaged in clinical activities, and extended periods of time required to complete clinical trials, both of which are expected to result in higher overall costs. While the current business disruption is expected to be temporary, the long-term financial impact and the duration cannot be reasonably estimated at this time.

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations. At each reporting period, the Company evaluates known claims to determine whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal fees are expensed as incurred.

Note 9 — RELATED PARTY TRANSACTIONS

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

Equity Issuances

On July 23, 2019, H&G agreed to purchase an aggregate of approximately 1.4 million shares of Common Stock at an issuance price of $14.50 per share for gross proceeds of $20.0 million. This purchase was made pursuant to the terms of call options that were issued in connection with the Fiscal 2020 Private Placement discussed in Note 6.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

On June 26, 2020, Handok entered into a 10b5-1 purchasing plan (the “10b5-1 Plan”) with JMP Securities. Subject to the terms of the 10b5-1 Plan, Handok purchased on the open market an aggregate of approximately 189,000 shares of Common Stock through October 2020. As of March 31, 2021, Handok, Inc. owns approximately 24% and Genexine, Inc. owns approximately 22% of the Company’s outstanding shares of Common Stock.

Master Services Agreement

Effective July 1, 2019, the Company entered into a Master Services Agreement (“MSA”) with H&G whereby the Company agreed to assist H&G in an evaluation of their long-acting growth hormone program referred to as GX-H9. For the nine months ended March 31, 2020, the Company billed H&G for employee services of approximately $0.1 million and reimbursable expenses incurred with unrelated parties of approximately $0.1 million. Amounts billed under the MSA for employee services are reflected as a reduction of research and development compensation costs in the accompanying unaudited condensed consolidated statement of operations for the nine months ended March 31, 2020. No amounts were billed under the MSA for the three months ended March 31, 2020 and for the three and nine months ended March 31, 2021.

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

For the three and nine months ended March 31, 2021 and 2020, the Company did not record any income tax benefit due to a full valuation allowance on its deferred tax assets. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three and nine months ended March 31, 2021 and 2020.

Note 11 — EARNINGS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the three and nine months ended March 31, 2021 and 2020, basic and diluted net loss per share were the same since all common stock equivalents were anti-dilutive. As of March 31, 2021 and 2020, the following outstanding potential common stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

	2021	2020
Stock options	874	963
Warrants	1,437	618

Total	2,311	1,581

Note 12 — FINANCIAL INSTRUMENTS AND SIGNIFICANT CONCENTRATIONS

Fair Value Measurements

Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it transacts and considers assumptions that market participants would use when pricing the asset or liability. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

Due to the relatively short maturity of the respective instruments, the fair value of cash and cash equivalents, accounts payable and accrued liabilities approximated their carrying values as of March 31, 2021 and June 30, 2020. The derivative liability discussed in Note 6 was required to be measured at fair value on a recurring basis beginning on February 17, 2021. Please refer to Note 6 for the key Level 3 inputs used for the valuation of this derivative liability as of February 17, 2021 and March 31, 2021. The Company did not have any assets or other liabilities measured at fair value on a recurring basis as of March 31, 2021 and June 30, 2020. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three and nine months ended March 31, 2021 and 2020, the Company did not have any transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents at high-quality financial institutions. For the nine months ended March 31, 2021, cash deposits have exceeded the amount of federal insurance provided on such deposits. As of March 31, 2021 and June 30, 2020, the Company had cash and cash equivalents with a single financial institution with an aggregate balance of $32.0 million and $10.0 million, respectively. The Company has never experienced any losses related to its investments in cash and cash equivalents.

Note 13 — SUBSEQUENT EVENTS

Loan Agreement

On April 14, 2021, the Company entered into a $30.0 million Loan and Security Agreement (the “Loan Agreement”) with SLR Investment Corp. and certain other lenders (the “Lenders”). The Lenders agreed to loan up to $30.0 million in three tranches consisting of (i) a $15.0 million term A loan that was funded on April 14, 2021, (ii) a $7.5 million term B loan to be funded upon request by the Company no later than January 25, 2022, and (iii) a $7.5 million term C loan to be funded upon request by the Company no later than September 25, 2022. Funding of the term B loan is subject to the Company’s ability to obtain at least $35 million of equity or subordinated debt financing by January 2022 and the achievement of certain clinical milestones related to RZ358 and RZ402. Funding of the term C loan is subject to the Company’s ability to meet the conditions for funding the term B loan, plus obtaining an additional $35 million of equity or subordinated debt financing by September 2022 and the achievement of certain additional clinical milestones related to RZ358 and RZ402. Each term loan has a maturity date of April 1, 2026 (the “Maturity Date”). In addition, the Company’s cash and cash equivalents became subject to a blocked account control agreement (“BACA”) in favor of the Lenders whereby a cash balance of at least $5.0 million must be maintained beginning on the earlier of (i) December 31, 2021, and (ii) the date the term B loan is funded. In the event of a default under the Loan Agreement, the BACA would enable the Lenders to prevent the release of funds from the Company’s cash accounts.

Outstanding borrowings bear interest at a floating rate equal to (a) 8.75% per annum plus (b) the greater of (i) the rate per annum published by the Intercontinental Exchange Benchmark Administration Ltd. (“IEBA”) for a term of one month and (ii) 0.12% per annum. As of April 14, 2021, the IEBA rate for a term of one month was approximately 0.12% per annum. Therefore, the contractual rate at inception was 8.87%. The Company is permitted to make interest-only payments on each term loan through May 1, 2023. At the Company’s request, the interest-only period can be extended until May 1, 2024, if the Company obtains at least $70.0 million of equity or subordinated debt financing by September 2022 and no event of default shall have occurred. The Company will be required to make monthly payments of principal and interest commencing at the end of the interest-only period of the term loans.

The Company is obligated to pay the Lenders (i) a non-refundable facility fee in the amount of 1.00% of each term loan that is funded (the “Facility Fee”), and (ii) a final fee equal to 4.75% of the aggregate amount of the term loans funded (the “Final Fee”). At the closing on April 14, 2021, the Company incurred debt discounts for an aggregate of $1.4 million that consisted of $0.5 million for financial advisory and legal fees, and $0.9 million for the Facility Fee and Final Fee related to the term A loan. Final Fees are payable upon the earliest to occur of (i) the maturity date, (ii) the acceleration of the term loans, and (iii) the prepayment of the term loans. The total debt discount of $1.4 million related to the term A loan will be accreted to interest expense using the effective interest method.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Concurrently with the execution of the Loan Agreement, the Company entered into an exit fee agreement (the “Exit Fee Agreement”) that provides for a fee of 4.00% of the funded principal balance of each term loan in the event certain transactions (defined as “Exit Events”) occur prior to April 13, 2031. Exit Events include, but are not limited to, sales of substantially all assets, certain mergers, change of control transactions, and issuances of Common Stock that result in new investors owning more than 35% of the Company’s shares. If the Company determines that it is probable that an Exit Event will occur over the ten-year term of the Exit Fee Agreement, a liability will be recognized, and the corresponding fee will be accounted for as an additional debt discount.

The Company has the option to prepay all, but not less than all, of the outstanding principal balance of the term loans. In the event of a voluntary or mandatory prepayment prior to the Maturity Date, the Company will incur a prepayment fee ranging from 1.00% to 3.00% of the outstanding principal balance.

The Company’s obligations under the Loan Agreement are secured by a first-priority security interest in substantially all the Company’s assets, including its intellectual property. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, and a default upon the occurrence of a material adverse change affecting the Company. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balance, and the Lenders may declare all outstanding obligations immediately due and payable and exercise all their rights and remedies as set forth in the Loan Agreement.

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

Recent Developments

On October 9, 2020, we completed a private placement of equity securities that resulted in net proceeds of approximately $37.5 million. The completion of this private placement triggered the repayment of our obligations to Xoma with a remaining balance due of $1.4 million as of September 30, 2020. Effective October 9, 2020, we implemented a reverse stock split where fifty shares of Common Stock outstanding were exchanged into one newly-issued share of our $0.001 par value Common Stock. On November 3, 2020, we obtained approval from Nasdaq to have our shares of common stock listed on the Nasdaq Capital Market.

In February 2021, we filed a certificate of correction with the State of Delaware that revised the number of our authorized shares of Common Stock from 500,000,000 shares to 10,000,000 shares, which resulted in a deficiency of 780,000 shares in the number of authorized shares that would be required if all of our stock options and warrants were exercised. We presently have stock options and warrants outstanding for an aggregate of approximately 2.4 million shares and substantially all of these instruments are out-of-the-money by a significant amount whereby the likelihood of any of the shares being exercised is remote. However, since it is possible that we could be required to settle the deficiency for 780,000 shares in cash, we recognized a liability of $3.6 million for the fair value of stock options and warrants that comprise the deficiency as of February 17, 2021. As of March 31, 2021, the fair value of this liability amounted to $1.8 million. If our stockholders approve the proposed increase to 40,000,000 authorized shares at a meeting scheduled for May 26, 2021, the deficiency will be eliminated resulting in the elimination of the liability since cash settlement would no longer be required.

In December 2020, we entered into an Equity Distribution Agreement (“EDA”), pursuant to which we may offer and sell, from time to time, shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $50.0 million. Since we don’t currently have sufficient authorized shares of Common Stock, we are presently unable to sell any shares pursuant to the EDA. However, if our stockholders approve an increase in authorized shares at a meeting scheduled for May 26, 2021, we would be able to begin selling shares under the EDA.

In April 2021, we entered into a Loan and Security Agreement (the “Loan Agreement”) with SLR Investment Corp. and certain other lenders (the “Lenders”) that provides for total borrowings up to $30.0 million in three tranches. The initial tranche of funding for $15.0 million was received in April 2021. Under the Loan Agreement, we are required to maintain a restricted cash balance of at least $5.0 million beginning no later than December 31, 2021. The second tranche for $7.5 million is available upon our request by January 2022, and the third tranche for $7.5 million term is available upon our request by September 2022. Access to the additional borrowings under the second and third tranches is subject to our ability by the requested funding date to raise cumulative equity or subordinated debt financing of $35.0 million and $70.0 million, respectively. We are permitted to make interest-only payments on each term loan at least through May 1, 2023, and the maturity date is on April 1, 2026.

Please refer to our discussion under Liquidity and Capital Resources below for further discussion of the October 2020 private placement, Early Payments due to Xoma, Reverse Stock Split, EDA, and the April 2021 Loan Agreement.

Special Note About COVID-19

We have been actively monitoring the COVID-19 situation and its impact. Our primary objectives have remained the same throughout the pandemic: to support the safety of our team members and their families and continue to support our preclinical studies and clinical trials. Currently, with respect to the operation of our facilities, we are closely adhering to applicable guidelines and orders. Essential operations in research and maintenance that occur within our facilities are continuing in accordance with the permissions granted under government ordinances. Across all our locations, we have instituted a temporary work from home policy for all office personnel who do not need to work on site to maintain productivity. At this time, we have not identified a material change to our productivity as a result of these measures, but this could change, particularly if restricted travel, closed schools, and shelter-in-place orders are not removed or significantly eased in the areas in which we operate.

While our financial results for the three and nine months ended March 31, 2021 and the fiscal year ended June 30, 2020 were not significantly impacted by COVID-19, we cannot predict the impact of the progression of the COVID-19 pandemic on future results due to a variety of factors, including the continued good health of our employees, the ability of us to maintain operations, access to healthcare facilities and patient willingness to participate in our clinical trials, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. The ultimate impact of the COVID-19 pandemic on our business operations, our ability to raise capital, as well as our preclinical studies and clinical trials remains uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. Any prolonged material disruption of our employees, suppliers, or manufacturing may negatively impact our consolidated financial position, results of operations and cash flows. We will continue to monitor the situation closely.

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

Our second clinical asset, RZ402, is a selective and potent plasma kallikrein inhibitor (PKI) being developed as a potential oral therapy for the chronic treatment of diabetic macular edema (DME). RZ402 is currently in Phase 1 development. In January 2021, we dosed the first subject in the Phase 1a study, and in May 2021, we announced positive topline results whereby single dose oral administration of RZ402 resulted in plasma concentrations that substantially exceeded target pharmacologically-active drug levels, demonstrating the potential for once daily dosing. RZ402 was generally safe and well-tolerated at all doses tested, without dose-limiting toxicities. The favorable results of the Phase 1a study support our plans for a Phase 1b multiple-ascending dose study that is expected to commence in the third quarter of 2021 and planned to be completed by the first quarter of 2022. If favorable results are also obtained in the Phase 1b study, we expect to advance developmental activities toward a Phase 2 study during the second half of calendar year 2022.

RZ358

CHI is an ultra-rare pediatric genetic disorder characterized by excessive production of insulin by the pancreas. If untreated, the elevated insulin levels in these patients can induce extreme hypoglycemia (low blood sugar) events, increasing the risk of neurological and developmental complications, including persistent feeding problems, learning disabilities, recurrent seizures, brain damage or even death. There are no approved therapies for CHI and the current standard of care treatments are suboptimal. In some cases, pancreatic surgery is a treatment option, but this approach is invasive and may require repeat surgeries.

Rezolute’s lead candidate, RZ358, is an intravenously administered human monoclonal antibody that binds to a unique site (allosteric) on the insulin receptor throughout the body, such as in the liver, fat, and muscle. The antibody modifies insulin's binding and signaling to maintain glucose levels in a normal range which counteracts the effects of elevated insulin in the body. Therefore, we believe that RZ358 is ideally suited as a potential therapy for conditions characterized by excessive insulin levels, and it is being developed to treat the hyperinsulinism and low blood sugar characteristic of diseases such as CHI. As RZ358 acts downstream from the beta cells, it has the potential to be universally effective at treating CHI caused by any of the underlying genetic defects.

RZ358 received Orphan Drug Designation in the U.S. and European Union as well as Pediatric Rare Disease Designation in the U.S. RZ358 is currently in Phase 2b development (the RIZE study, RZ358-606). The RIZE study is a multi-center, open-label, repeat-dose Phase 2b study of RZ358 in four sequential dosing cohorts of patients with CHI who are at least two years old and have residual low blood sugar (<70 mg/dL) that is inadequately controlled on existing therapies. In addition to safety and pharmacokinetic evaluations, continuous glucose monitoring (“CGM”) and self-monitored blood glucose will be utilized to evaluate several glycemic efficacy endpoints. The primary endpoint is the time within a glucose target range of 70-180 mg/dL by CGM after week 8 of treatment compared to baseline.

RZ402

Diabetic Macular Edema (DME) is a vascular complication of diabetes and a leading cause of blindness in the U.S. and elsewhere. Chronic exposure to high blood sugar levels can lead to inflammation, cell damage, and the breakdown of blood vessel walls. Specifically, in DME, blood vessels behind the back of the eye become porous and permeable leading to the unwanted infiltration of fluid into the macula. This fluid leakage creates distorted vision and left untreated, blindness.

Currently available treatments for DME involve frequent burdensome anti-vascular growth factor (anti-VEGF) injections into the eye or invasive laser surgery. RZ402 is designed to be a once daily oral therapy for the treatment of DME. Unlike the anti-VEGF therapies, RZ402 targets the Kallikrein–Kinin System in order to address inflammation and vascular leakage. We believe that systemic exposure through oral delivery is critical to target the microvasculature behind the back of the eye. Further, as an oral therapy, RZ402 has the potential to substantially change the therapeutic paradigm for patients suffering with DME by providing a convenient, self-administered treatment option to encourage patients to initiate therapy sooner, adhere to prescribed treatment guidelines, and improve overall outcomes.

In January 2021, we dosed the first subject in the Phase 1a study, and in May 2021, we announced positive topline results whereby single dose oral administration of RZ402 resulted in plasma concentrations that substantially exceeded target pharmacologically-active drug levels, demonstrating the potential for once daily dosing. RZ402 was generally safe and well-tolerated at all doses tested, without dose-limiting toxicities. The favorable results of the Phase 1a study support our plans for a Phase 1b multiple-ascending dose study that is expected to commence in the third quarter of 2021 and to be completed by the first quarter of 2022. If favorable results are also obtained in the Phase 1b study, we expect to advance developmental activities toward a Phase 2 study during the second half of calendar year 2022.

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

Gain on changes in fair value of derivative liability. We recognized a derivative liability related to a deficiency in our authorized shares as discussed above under the caption Recent Developments. Since there is a possibility that we could be required to settle this share deficiency in cash, we recognized a derivative liability at fair value on the date that the deficiency occurred. The derivative liability is adjusted to fair value at the end of each reporting period with changes in fair value reflected as a gain or loss in our unaudited condensed consolidated statements of operations.

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

Derivative Liability

The derivative liability relates to a deficiency in our authorized shares as discussed above under the caption Recent Developments. The derivative liability is adjusted to fair value at the end of each reporting period with changes in fair value reflected as a gain or loss in our unaudited condensed consolidated statements of operations. We made an accounting policy election to select the stock options and warrant agreements with the earliest issuance dates to compute the estimated fair value of the financial instruments associated with the authorized share deficiency. These stock options and warrants were generally those with the highest exercise prices that were least likely to be exercised. Fair value of the stock options and warrants associated with the deficiency are computed on the date the deficiency arose and at the end of each reporting period using the Black-Scholes-Merton (“BSM”) option-pricing model. Key assumptions inherent in this valuation model include the historical volatility of our Common Stock, the remaining contractual term of the options and warrants, and the market price of our Common Stock on the valuation date. Changes in these factors from period to period can result in significant increases and decreases in fair value of the derivative liability, with corresponding gains or losses reflected in our operating results for each reporting period. If our stockholders subsequently approve an increase in our authorized shares, we will no longer include the derivative liability in our balance sheets after the approval date. However, any gains or losses reflected prior to the approval date will not be reversed.

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

We have granted stock options with vesting that is dependent on achieving certain market, performance and service conditions (“Hybrid Options”). For purposes of recognizing compensation cost, we determine the requisite service period as the longest of the derived, implicit and explicit vesting periods for each of the market, performance and service conditions, respectively. Due to achievement of the performance condition, we began recognizing compensation cost using the grant date fair value in November 2020 and continuing through the end of the requisite service period. Determination of the requisite service period of the Hybrid Options was based on the date that the performance condition was achieved. If the Hybrid Options do not ultimately become exercisable due to the option holders’ failure to achieve the requisite service period, any previously recognized compensation cost will be reversed.

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

Results of Operations

Three months ended March 31, 2021 and 2020

Results of operations for the three months ended March 31, 2021 and 2020 reflect net losses of approximately $3.7 million and $5.0 million, respectively. Our unaudited condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020, along with the changes between periods, are presented below (dollars in thousands):

			Changes
	2021	2020	Amount	Percent
Operating expenses:
Research and development:
Compensation and benefits, net of related party reimbursements	$1,529	$1,399	$130	9%
Clinical trial costs	1,495	622	873	140%
Consultants and outside services	206	1,278	(1,072)	-84%
Material manufacturing costs	253	284	(31)	-11%
Facilities and other	275	150	125	83%

Total research and development	3,758	3,733	25	1%

General and administrative:
Compensation and benefits	850	762	88	12%
Professional fees	655	319	336	105%
Facilities and other	220	256	(36)	-14%
Total general and administrative	1,725	1,337	388	29%

Total operating expenses	5,483	5,070	413	8%

Operating loss	(5,483)	(5,070)	(413)	8%

Non-operating income (expense):
Gain on change in fair value of derivative liability	1,784	-	1,784	n/a
Interest and other	4	30	(26)	-87%

Net loss	$(3,695)	$(5,040)	$1,345	-27%

Presented below is a discussion of the key factors that resulted in changes in our results of operations for these periods.

Revenue. As a clinical stage company, we did not generate any revenue for the three months ended March 31, 2021 and 2020. We are at an early stage of development as a proprietary product specialty pharmaceutical company, and we do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. We do not expect to be able to market any of our product candidates for several years.

Research and development expenses. R&D expenses were unchanged at approximately $3.7 million for each of the three months ended March 31, 2021 and 2020.

Compensation and benefits. Compensation and benefits for our R&D workforce increased from $1.4 million for the three months ended March 31, 2020 to $1.5 million for the three months ended March 31, 2021, an increase of approximately $0.1 million. This increase was attributable to an increase of $0.2 million in cash-based compensation and benefits, partially offset by a decrease of $0.1 million in stock-based compensation expense. For the three months ended March 31, 2021, cash-based compensation increased by $0.2 million due to annual performance bonuses earned by members of our R&D workforce and the addition of employees to our R&D workforce. For the three months ended March 31, 2021, we hired seven employees to our R&D workforce to satisfy the need for additional resources to accommodate existing and planned clinical activities for the remainder of calendar year 2021. Accordingly, we expect that cash-based compensation for our R&D workforce will continue to increase during the 2021 calendar year.

Clinical trial costs. Clinical trial costs increased from approximately $0.6 million for the three months ended March 31, 2020 to approximately $1.5 million for the three months ended March 31, 2021, an increase of $0.9 million. The increase was primarily attributable to higher costs due to patient enrollment in our RZ402 Phase 1 study.

Consulting and outside services. Consulting and outside services decreased from approximately $1.3 million for the three months ended March 31, 2020 to approximately $0.2 million for the three months ended March 31, 2021. For the three months ended March 31, 2021, consulting and outside services were primarily attributable to laboratory expenses of $0.1 million related to RZ358 and RZ402. For the three months ended March 31, 2020, consulting and outside services were primarily attributable to IND enabling laboratory expense of $0.8 million related to RZ402, patent maintenance costs of $0.2 million, and chemistry, manufacturing and controls (“CMC”) consulting services of $0.2 million for RZ358.

Material manufacturing costs. Material manufacturing costs were unchanged at approximately $0.3 million for each of the three months ended March 31, 2021 and 2020. For each of the three months ended March 31, 2021 and 2020, material manufacturing costs were primarily related to RZ358.

Facilities and other. Costs allocable to R&D activities for facilities and other costs increased from $0.2 million for the three months ended March 31, 2020 to $0.3 million for the three months ended March 31, 2021. The increase of $0.1 million was primarily attributable to increased spending for recruiting new employees hired during the three months ended March 31, 2021, partially offset by decreased spending in travel and entertainment expenses.

General and administrative expenses

G&A expenses increased from $1.3 million for the three months ended March 31, 2020 to approximately $1.7 million for the three months ended March 31, 2021, an increase of $0.4 million. This increase was primarily attributable to an increase in professional fees as discussed below.

Compensation and benefits. Compensation and benefits related to our G&A workforce increased from approximately $0.8 million for the three months ended March 31, 2020 to approximately $0.9 million for the three months ended March 31, 2021, an increase of $0.1 million. This increase in compensation and benefits was primarily attributable to severance costs of $0.2 million, partially offset by a decrease in stock-based compensation expense of $0.1 million for the three months ended March 31, 2021.

Professional fees. Professional fees increased from approximately $0.3 million for the three months ended March 31, 2020 to approximately $0.6 million for the three months ended March 31, 2021, an increase of $0.3 million. This increase in professional fees was primarily attributable to increased spending of $0.4 million for corporate development and strategic financial advisory services.

Facilities and other. Our G&A-related facilities and other costs were unchanged at approximately $0.2 million for each of the three months ended March 31, 2021 and 2020.

Gain on changes in fair value of derivative liability

As discussed above under the caption Recent Developments, on February 17, 2021 we recognized a derivative liability of $3.6 million related to a deficiency in our authorized shares of Common Stock, since there is a possibility that we could be required to settle a portion of our outstanding stock options and warrants in cash. The derivative liability is adjusted to fair value at the end of each reporting period and amounted to $1.8 million as of March 31, 2021. The change in fair value of $1.8 million is reflected as a non-cash gain for the three months ended March 31, 2021. For the period from February 17, 2021 through March 31, 2021, a decrease in the market price of our Common Stock was the primary driver that resulted in the reduction in fair value and the resulting non-cash gain.

Income Taxes

For the three months ended March 31, 2021 and 2020, we did not recognize any income tax benefit due to our net losses and our determination that a full valuation allowance was required for our deferred tax assets.

Nine months ended March 31, 2021 and 2020

Results of operations for the nine months ended March 31, 2021 and 2020 reflect net losses of approximately $14.4 million and $16.8 million, respectively. Our unaudited condensed consolidated statements of operations for the nine months ended March 31, 2021 and 2020, along with the changes between periods, are presented below (dollars in thousands):

			Changes
	2021	2020	Amount	Percent
Operating expenses:
Research and development:
Compensation and benefits, net of related party reimbursements	$4,865	$4,567	$298	7%
Clinical trial costs	3,276	3,535	(259)	-7%
Licensing costs	1,000	-	1,000	100%
Consultants and outside services	480	2,736	(2,256)	-82%
Material manufacturing costs	561	725	(164)	-23%
Facilities and other	416	442	(26)	-6%

Total research and development	10,598	12,005	(1,407)	-12%

General and administrative:
Compensation and benefits	3,498	3,079	419	14%
Professional fees	1,506	952	554	58%
Facilities and other	656	933	(277)	-30%
Total general and administrative	5,660	4,964	696	14%

Total operating expenses	16,258	16,969	(711)	-4%

Operating loss	(16,258)	(16,969)	711	-4%

Non-operating income (expense):
Gain on change in fair value of derivative liability	1,784	-	1,784	n/a
Interest and other	62	183	(121)	-66%

Net loss	$(14,412)	$(16,786)	$2,374	-14%

Presented below is a discussion of the key factors that resulted in changes in our results of operations for these periods.

Revenue

As a clinical stage company, we did not generate any revenue for the nine months ended March 31, 2021 and 2020. We are at an early stage of development as a proprietary product specialty pharmaceutical company, and we do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. We do not expect to be able to market any of our product candidates for several years.

Research and development expenses

R&D expenses decreased from approximately $12.0 million for the nine months ended March 31, 2020 to approximately $10.6 million for the nine months ended March 31, 2021, a decrease of $1.4 million. As a result of the COVID-19 pandemic, we were forced to curtail many of our R&D activities for the nine months ended March 31, 2021. As discussed below, compensation and benefits and licensing costs increased while the remaining categories of our R&D expense decreased for the nine months ended March 31, 2021.

Compensation and benefits. Compensation and benefits for our R&D workforce increased from $4.6 million for the nine months ended March 31, 2020 to $4.9 million for the nine months ended March 31, 2021, an increase of approximately $0.3 million. This increase was attributable to an increase of $0.5 million in cash-based compensation and benefits, partially offset by a decrease of $0.2 million in stock-based compensation expense. For the nine months ended March 31, 2021, cash-based compensation for our R&D workforce increased by $0.5 million primarily due to the addition of five employees, an increase in annual performance bonuses and annual merit increases, partially offset by the receipt of the CARES Act employee retention credit in September 2020. For the nine months ended March 31, 2021, we hired five employees to our R&D workforce to satisfy the need for additional resources to accommodate existing and planned clinical activities for the remainder of calendar year 2021.Accordingly, we expect that cash-based compensation for our R&D workforce will continue to increase during the 2021 calendar year.

Clinical trial costs. Clinical trial costs decreased from approximately $3.5 million for the three months ended March 31, 2020 to approximately $3.3 million for the three months ended March 31, 2021, a decrease of $0.2 million. The reduction in clinical trial costs for the nine months ended March 31, 2021 was primarily due to lower costs due to the ongoing COVID-19 pandemic and a reduction in costs as a result of the completion of our AB101 Phase 1 study in December 2019. These decreases were partially offset by increased spending attributable to patient enrollment in our RZ402 Phase 1 study.

Consulting and outside services. Consulting and outside services decreased from $2.7 million for the nine months ended March 31, 2020 to $0.5 million for the nine months ended March 31, 2021, a decrease of approximately $2.2 million. For the nine months ended March 31, 2021, consulting and outside services were primarily attributable to laboratory and CMC expenses of $0.3 million related to RZ358 and patent maintenance costs of $0.1 million. For the nine months ended March 31, 2020, consulting and outside services were primarily attributable to IND enabling laboratory expense of $1.5 million related to RZ402, patent maintenance costs of $0.4 million primarily related to AB101, and CMC consulting and contract laboratory services of $0.6 million for RZ358.

Licensing fees. Licensing costs increased by $1.0 million for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020, which was attributable to the $1.0 million milestone payment due to ActiveSite upon FDA clearance of our RZ402 IND application.

Material manufacturing costs. Material manufacturing costs decreased from $0.7 million for the nine months ended March 31, 2020 to $0.6 million for the nine months ended March 31, 2021. For the nine months ended March 31, 2021, substantially all material manufacturing costs of $0.6 million related to RZ358. For the nine months ended March 31, 2020, material manufacturing costs consisted of $0.5 million related to RZ358 and $0.2 million for RZ402.

Facilities and other. Costs allocable to R&D activities for facilities and other costs were unchanged at approximately $0.4 million for each of the nine months ended March 31, 2021 and 2020. For the nine months ended March 31, 2021, we had increased spending of $0.2 million for recruiting new employees which was offset by reduced spending of $0.2 million for travel as a result of the COVID-19 pandemic.

General and administrative expenses

G&A expenses increased from approximately $5.0 million for the nine months ended March 31, 2020 to approximately $5.9 million for the nine months ended March 31, 2021, an increase of $0.9 million. As discussed below, this increase was primarily attributable to higher spending for professional fees of $0.5 million and increases in compensation and benefits for our administrative and executive workforce of $0.4 million.

Compensation and benefits. Compensation and benefits for our G&A workforce increased from $3.1 million for the nine months ended March 31, 2020 to $3.5 million for the nine months ended March 31, 2021, an increase of approximately $0.4 million. This increase was attributable to an increase of $0.7 million in cash-based compensation and benefits, partially offset by a decrease of $0.3 million in stock-based compensation expense. For the nine months ended March 31, 2021, cash-based compensation increased by $0.7 million due to increases in annual performance bonuses and annual merit adjustments of $0.6 million, and an increase in severance costs of $0.1 million.

Professional fees. Professional fees increased from approximately $0.9 million for the nine months ended March 31, 2020 to approximately $1.5 million for the nine months ended March 31, 2021, an increase of $0.6 million. This increase was primarily attributable to our Nasdaq uplisting, corporate development activities, and strategic financial advisory services.

Facilities and other. Our G&A related facilities and other expenses decreased from approximately $0.9 million for the nine months ended March 31, 2020 to approximately $0.7 million for the nine months ended March 31, 2021, a decrease of $0.2 million. This decrease was primarily due to reduced travel and office-related expenses due to COVID-19 restrictions and a reduction in property tax expense.

Gain on changes in fair value of derivative liability

As discussed above under the caption Recent Developments, on February 17, 2021 we recognized a derivative liability of $3.6 million related to a deficiency in our authorized shares of Common Stock, since there is a possibility that we could be required to settle a portion of our outstanding stock options and warrants in cash. The derivative liability is adjusted to fair value at the end of each reporting period and amounted to $1.8 million as of March 31, 2021. The change in fair value of $1.8 million is reflected as a non-cash gain for the nine months ended March 31, 2021. For the period from February 17, 2021 through March 31, 2021, a decrease in the market price of our Common Stock was the primary driver that resulted in the reduction in fair value and the resulting non-cash gain.

Income Taxes

For the nine months ended March 31, 2021 and 2020, we did not recognize any income tax benefit due to our net losses and our determination that a full valuation allowance was required for our deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents totaling approximately $32.0 million and working capital was approximately $28.6 million. We have incurred cumulative net losses of $161.6 million since our inception, and as a clinical stage company we have not generated any revenue to date.

As discussed below under Fiscal 2021 Equity Financing, on October 9, 2020 we received aggregate net proceeds from investors in a private placement of approximately $37.5 million from the issuance of units that consisted of approximately 2.5 million shares of Common Stock and warrants for the purchase of approximately 0.8 million shares of Common Stock.

In April 2021, we entered into a Loan Agreement that provides for total borrowings up to $30.0 million in three tranches. The initial tranche of funding for $15.0 million was received in April 2021. Under the Loan Agreement, we are required to maintain a restricted cash balance of at least $5.0 million beginning no later than December 31, 2021. The second and third tranches available under the Loan Agreement are available after we raise up to an additional $70.0 million in equity or subordinated debt financing by September 2022. We are permitted to make interest-only payments on each term loan at least through May 1, 2023, and the maturity date is on April 1, 2026.

We believe our existing cash and cash equivalents balance, combined with the debt financing proceeds of $15.0 million received in April 2021, will be adequate to carry out currently planned activities at least through June 30, 2022. We also have flexibility to delay future clinical programs to conserve our capital resources.

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

Presented below is further discussion of transactions that impacted our liquidity and capital resources as of March 31, 2021, and a discussion of the April 2021 Loan Agreement that will have a significant impact on our future liquidity and capital resources.

Fiscal 2021 Equity Financing

On October 9, 2020, we completed a private placement of units (the “Units”) consisting of (i) approximately 2.5 million shares of Common stock, and (ii) warrants entitling the holders to purchase approximately 0.8 million shares of Common Stock (the “Warrants”). The Warrants are exercisable at $19.50 per share for a period of 7 years and may be exercised on a cash or cashless basis at the election of the holders. The Units were issued for a purchase price of $16.50 per Unit, resulting in gross proceeds of $41.0 million. Pursuant to a financial advisory agreement, we agreed to pay the advisors a fee of 6.0% of the gross proceeds, and costs for professional fees and other offering costs amounted to approximately $1.1 million. After deducting the financial advisory fees and other offering costs, the estimated net proceeds amounted to approximately $37.5 million. Pursuant to the terms of the private placement, we executed the Reverse Stock Split, which was previously approved by the stockholders at our annual meeting on October 23, 2019 and that was effective on October 9, 2020. In addition, we were required to use commercially reasonable efforts to (i) list our shares of Common Stock for trading on the Nasdaq Capital Market, which was approved by Nasdaq on November 3, 2020, (ii) register the shares of Common Stock included in the Units, and (iii) register the shares of Common Stock issuable upon exercise of the warrants. The Company successfully registered the units on November 27, 2020.

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

On March 31, 2020, we entered into Amendment No. 3 to the License Agreement to extend the previous payment schedule for the remaining balance of approximately $2.6 million. The revised payment schedule provided for seven quarterly payments to be paid beginning on March 31, 2020, whereby the outstanding balance was reduced to $1.4 million as of September 30, 2020. Pursuant to Amendment No. 3, we were obligated to repay the remaining outstanding balance within 15 days following the closing of a financing for $20.0 million or more. Accordingly, the completion of the Fiscal 2021 Equity Financing resulted in acceleration of the $1.4 million outstanding obligation, which was paid in full on October 23, 2020.

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

April 2021 Loan Agreement

On April 14, 2021, we entered into the Loan Agreement that provides for total borrowings up to $30.0 million in three tranches consisting of (i) a $15.0 million term A loan that was funded on April 14, 2021, (ii) a $7.5 million term B loan to be funded upon our request no later than January 25, 2022, and (iii) a $7.5 million term C loan to be funded upon our request no later than September 25, 2022. Funding of the term B loan is subject to our ability to obtain at least $35 million of equity or subordinated debt financing by January 2022 and the achievement of certain clinical milestones related to RZ358 and RZ402. Funding of the term C loan is subject to our ability to meet the conditions for funding the term B loan, plus obtaining an additional $35 million of equity or subordinated debt financing by September 2022 and the achievement of certain additional clinical milestones related to RZ358 and RZ402. Each term loan has a maturity date of April 1, 2026 (the “Maturity Date”). In addition, our cash and cash equivalents became subject to a blocked account control agreement (“BACA”) in favor of the Lenders whereby a cash balance of at least $5.0 million must be maintained beginning on the earlier of (i) December 31, 2021, and (ii) the date the term B loan is funded. In the event of a default under the Loan Agreement, the BACA would enable the Lenders to prevent the release of funds from our cash accounts.

Outstanding borrowings bear interest at a floating rate equal to (a) 8.75% per annum plus (b) the greater of (i) the rate per annum published by the Intercontinental Exchange Benchmark Administration Ltd. (“IEBA”) for a term of one month and (ii) 0.12% per annum. As of April 14, 2021, the IEBA rate for a term of one month was approximately 0.12% per annum. Therefore, the contractual rate at inception was 8.87%. We are permitted to make interest-only payments on each term loan through May 1, 2023. At our request, the interest-only period can be extended until May 1, 2024, if we obtain at least $70.0 million of equity or subordinated debt financing by September 2022 and assuming no event of default has occurred. We will be required to make monthly payments of principal and interest commencing at the end of the interest-only period of the term loans.

We are obligated to pay the Lenders (i) a non-refundable facility fee in the amount of 1.00% of each term loan that is funded (the “Facility Fee”), and (ii) a final fee equal to 4.75% of the aggregate amount of the term loans funded (the “Final Fee”). At the closing on April 14, 2021, we incurred debt discounts for an aggregate of $1.4 million that consisted of $0.5 million for financial advisory and legal fees, and $0.9 million for the Facility Fee and the Final Fee. Final Fees are payable upon the earliest to occur of (i) the maturity date, (ii) the acceleration of the term loans, and (iii) the prepayment of the term loans. The total debt discount of $1.4 million related to the term A loan will be accreted to interest expense using the effective interest method.

Concurrently with the execution of the Loan Agreement, we entered into an exit fee agreement (the “Exit Fee Agreement”) that provides for a fee of 4.0% of the funded principal balance of each term loan in the event certain transactions (defined as “Exit Events”) occur prior to April 13, 2031. Exit Events include, but are not limited to, sales of substantially all assets, certain mergers, change of control transactions, and issuances of Common Stock that result in new investors owning more than 35% of our outstanding shares. If we determine that it is probable that an Exit Event will occur over the ten-year term of the Exit Fee Agreement, a liability will be recognized, and the corresponding fee will be accounted for as an additional debt discount.

We have the option to prepay all, but not less than all, of the outstanding principal balance of the term loans. In the event of a voluntary or mandatory prepayment prior to the Maturity Date, we will incur a prepayment fee ranging from 1.00% to 3.00% of the outstanding principal balance.

Our obligations under the Loan Agreement are secured by a first-priority security interest in substantially all of our assets, including our intellectual property. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, and a default upon the occurrence of a material adverse change affecting us. Upon the occurrence of an event of default, a default interest rate of an additional 5.0% per annum may be applied to the outstanding loan balance, and the Lenders may declare all outstanding obligations immediately due and payable and exercise all their rights and remedies as set forth in the Loan Agreement.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the nine months ended March 31, 2021 and 2020 (in thousands):

	2021	2020	Change
Net cash provided by (used in):
Operating activities	$(15,211)	$(20,090)	$4,879
Investing activities	-	-	-
Financing activities	37,245	22,550	14,695

Cash Flows Used in Operating Activities

For the nine months ended March 31, 2021 and 2020, cash flows used in operating activities amounted to $15.2 million and $20.1 million, respectively. The key components in the calculation of our cash used in operating activities are as follows (in thousands):

	2021	2020	Change
Net loss	$(14,412)	$(16,786)	$2,374
Non-cash expenses	2,544	2,991	(447)
Non-cash gain	(1,784)	-	(1,784)
Changes in operating assets and liabilities, net	(1,559)	(6,295)	4,736

Total	$(15,211)	$(20,090)	$4,879

For the nine months ended March 31, 2021, our net loss was $14.4 million compared to $16.8 million for the nine months ended March 31, 2020. For further discussion about changes in our operating results for the nine months ended March 31, 2021 and 2020, please refer to Results of Operations above.

For the nine months ended March 31, 2021 and 2020, our non-cash expenses of $2.5 million and $3.0 million, respectively, were primarily attributable to stock-based compensation expense. For the nine months ended March 31, 2021, our non-cash gain of $1.8 million was due to a change in fair value of the derivative liability related to a deficiency in our authorized shares of Common Stock. For the nine months ended March 31, 2021, net changes in operating assets and liabilities decreased operating cash flow by $1.6 million, primarily driven by a $1.8 million decrease in payables to Xoma under the amended License Agreement. For the nine months ended March 31, 2020, net changes in operating assets and liabilities reduced operating cash flow by $6.3 million which was due to a decrease in payables to Xoma under the amended License Agreement.

Cash Flows Provided by Investing Activities

We did not have any cash flows from investing activities for the nine months ended March 31, 2021 and 2020.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2021 was $37.2 million. This amount consisted of $41.0 million received from a private placement of Units in October 2020 for the purchase of approximately 2.5 million shares of Common Stock at a purchase price of $16.50 per share partially offset by financial advisory fees and offering costs of approximately $3.5 million to result in net proceeds of $37.5 million. For the nine months ended March 31, 2021, we also incurred (i) deferred offering costs of $0.2 million primarily related to the EDA for an “at the market offering” entered into in December 2020, and (ii) debt issuance costs of $0.1 million related to our April 2021 Loan Agreement.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive and financial officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that assessment under those criteria, our management has determined that, as of March 31, 2021, our internal control over financial reporting was not effective due to two material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

The first material weakness identified by management is that due to our limited number of employees, we have not adequately segregated certain duties to prevent employees from overriding the internal control system. During our fiscal year ended June 30, 2020, we hired a Director of Accounting and we implemented additional procedures to improve our segregation of duties. However, without hiring additional personnel we have been unable to fully remediate this material weakness. We cannot provide assurance that these or other measures will eventually result in the elimination of this material weakness.

The second material weakness resulted from ineffective treasury controls over review of outstanding authorized shares and requirements for all securities and contracts to issue common shares to ensure adequate authorized shares exist. This material weakness occurred in February 2021 when we decided to file a certificate of correction to the certificate of amendment to our certificate of incorporation (the “Charter Revision”). The Charter Revision changed our authorized shares of capital stock in the same 50 shares for one share ratio that applied to our issued shares of Common Stock, stock options and warrants pursuant to a reverse stock split that was effected in October 2020. The impact of this adjustment caused an immediate reduction in our authorized shares of Common Stock from 500,000,000 shares to 10,000,000 shares. Accordingly, after the Charter Revision we did not have a sufficient number of authorized shares of Common Stock in the event that all of our outstanding stock options and warrants are subsequently exercised.

On April 28, 2021, we filed a definitive proxy statement to request approval by our stockholders to reincorporate from the state of Delaware to the state of Nevada and to increase our authorized shares of Common Stock from the present 10,000,000 shares to 40,000,000 shares. If our stockholders approve these proposals at a meeting scheduled for May 26, 2021, we will have an adequate number of shares of Common Stock whereby all outstanding stock options and warrants may be exercised in exchange for shares of Common Stock. In addition to the shareholder proposals to reincorporate and increase our authorized shares, we have implemented procedures to ensure that our Board of Directors provides explicit approval for all future charter amendments, and all future issuances of shares of our Common Stock and any warrants and stock options that are not subject to a plan approved by our stockholders. We cannot provide assurance that these or other measures will eventually result in the elimination of this material weakness or that our stockholders will approve the reincorporation in Nevada and increase in our authorized shares.

Changes in internal controls over financial reporting

During the period covered by this Quarterly Report on Form 10-Q, we determined the existence of a material weakness in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) related to the Charter Revision discussed above, that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits
3.1*	Certificate of Correction to Certificate of Amendment to the Certificate of Incorporation of Rezolute, Inc., dated February 17, 2021
10.1	Loan and Security Agreement, dated as of April 14, 2021 by and among Rezolute, Inc., SLR Investment Corp., as collateral agent and lender, and the other lenders named therein (incorporated by reference to the Company’s 8-K filing on April 14, 2021)
10.2	Exit Fee Agreement, dated as of April 14, 2021 by and among Rezolute, Inc., SLR Investment Corp., as collateral agent and lender, and the other lenders named therein (incorporated by reference to the Company’s 8-K filing on April 14, 2021)
31.1*	Certification of Chief Executive and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of Chief Executive and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS*	XBRL Instance Document
101.SC*	XBRL Taxonomy Extension Schema
101.CA*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LA*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REZOLUTE, INC.

Date: May 17, 2021	By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer
(Principal Executive and Financial Officer)