Form 10-K
period 2021-06-30
Rezolute, Inc.
filed 2021-09-15
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2021

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

Securities registered pursuant to Section 12(g) of the Act: None

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

As of December 31, 2020, the last business day of the second fiscal quarter, the aggregate market value of the Registrant’s voting stock held by non-affiliates, was approximately $75,933,018, based on the last reported sales price of $11.99 as quoted on the Nasdaq Capital Market on such date.

The registrant had 8,620,172 shares of its $0.001 par value common stock outstanding as of September 8, 2021.

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

Special Note About COVID-19

We have been actively monitoring the COVID-19 situation and its impact. Our primary objectives have remained the same throughout the pandemic: to support the safety of our team members and their families and continue to support our preclinical studies and clinical trials. Currently, with respect to the operation of our facilities, we are closely adhering to applicable guidelines and orders. Essential operations in research and maintenance that occur within our facilities are continuing in accordance with the permissions granted under government ordinances. Across all our locations, we have instituted a temporary work from home policy for all office personnel who do not need to work on site to maintain productivity. We have recently allowed these employees to voluntarily return to work on site with appropriate health and safety measures.

While our financial results for the fiscal year ended June 30, 2021 were not significantly impacted by COVID-19, we cannot predict the impact of the progression of the COVID-19 pandemic on future results due to a variety of factors, including the ongoing challenges associated with the pandemic, including the emergence of new variants of the coronavirus, such as the Delta variant, resurgences in number of rates of infections, the continued good health of our employees, the ability of us to maintain operations, access to healthcare facilities and patient willingness to participate in our clinical trials, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. The ultimate impact of the COVID-19 pandemic on our business operations, our ability to raise capital, as well as our preclinical studies and clinical trial timeliness remains uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. Any prolonged material disruption of our employees, suppliers, or manufacturing may negatively impact our consolidated financial position, results of operations and cash flows. We will continue to monitor the situation closely.

-ii-

PART I

Item 1.	Business.

Rezolute, Inc. (“Rezolute”, the “Company”, “we” or “us”) is a clinical-stage biopharmaceutical company developing transformative therapies for metabolic diseases related to chronic glucose imbalance.

Overview

In October 2020 we completed a private placement of equity securities that resulted in net proceeds to the Company of approximately $37.4 million.

Also in October 2020, our Board of Directors (our “Board of Directors” or our “Board”) approved a one share for every fifty shares reverse stock split of our common stock (the “Reverse Stock Split”). The Reverse Stock Split was previously approved by shareholders at our annual meeting on October 23, 2019 and was effective at 5:00 PM EST on October 9, 2020. The first day of trading after the Reverse Stock Split was on October 13, 2020. In connection with the Reverse Stock Split, proportionate adjustments were made to increase the per share exercise prices and decrease the number of shares of common stock issuable upon exercise of stock options and warrants whereby approximately the same aggregate price is required to be paid for such securities upon exercise as had been payable immediately preceding the Reverse Stock Split. In addition, any fractional shares that would otherwise be issued as a result of the Reverse Stock Split were rounded up to the nearest whole share. All references in this Annual Report to the number of shares of common stock and the related per share amounts have been retroactively adjusted to give effect to the Reverse Stock Split.

In September 2020, we made adjustments to the composition of our Board of Directors, which included appointing Philippe Fauchet as an independent director. Furthermore, in March 2021, our Board of Directors appointed Dr. Nerissa C. Kreher and Dr. Wladimir Hogenhuis as independent directors. Our board consists of a majority of independent directors.

In November 2020, our application to the Nasdaq Capital Markets was approved and we began trading on this market under the “RZLT” ticker.

In December 2020, we entered into an Equity Distribution Agreement (“EDA”) with Oppenheimer & Co. Inc., pursuant to which we may offer and sell, from time to time, shares of the our common stock, par value $0.001 per share, having an aggregate offering price of up to $50.0 million. In August 2021, we sold 138,388 shares of our common stock pursuant to the EDA at an average price per share of $10.78 for net proceeds of approximately $1.5 million.

In April 2021, we entered into a Loan and Security Agreement (the “Loan Agreement”) with SLR Investment Corp. (“SLR”) and certain other lenders (the “Lenders”) that provided for total borrowings up to $30.0 million in three tranches. The initial tranche of funding for $15.0 million was received in April 2021. Under the Loan Agreement, we are required to maintain a restricted cash balance of at least $5.0 million beginning no later than December 31, 2021. The second tranche for $7.5 million is available upon our request by January 2022, and the third tranche for $7.5 million is available upon our request by September 2022. Access to the additional borrowings under the second and third tranches is subject to our ability by the requested funding date to raise cumulative equity or subordinated debt financing of $35.0 million and $70.0 million, respectively, and the achievement of certain clinical milestones related to RZ358 and RZ402. We are permitted to make interest-only payments on each term loan at least through May 1, 2023, and the maturity date is on April 1, 2026.

In June 2021, we merged with and into our wholly owned subsidiary, Rezolute Nevada Merger Corporation, a Nevada corporation (“Merger Sub”), pursuant to an Agreement and Plan of Merger, dated as of June 18, 2021 (the “Reincorporation Merger Agreement”), between us and Merger Sub, with Merger Sub as the surviving corporation (the “Reincorporation Merger”). At the effective time of the Reincorporation Merger (the “Effective Time”), the Merger Sub was renamed “Rezolute, Inc.” and succeeded to the assets, continued our business and assumed our rights and obligations by operation of law. The Reincorporation Merger Agreement was approved by our shareholders at the 2021 annual meeting of our shareholders held on May 26, 2021.

Summary of Clinical Assets

Our lead clinical asset, RZ358, is an antibody therapy in Phase 2b development as a potential treatment for congenital hyperinsulinism (“HI”), an ultra-rare pediatric genetic disorder. In February 2020, we announced the initiation of the RZ358-606 Phase 2b study (“RIZE”) globally at multiple study centers. Prior to COVID-19, we had planned to complete the RIZE study by the middle of calendar year 2021. In March 2020, we paused the RIZE study as a result of the COVID-19 pandemic. In January 2021, as the COVID-19 pandemic began to abate in different regions, we resumed clinical activities including trial site initiations and patient enrollment. Subject to COVID-19 conditions, we are expecting to substantially complete enrollment in the RIZE study by the end of calendar year 2021 and have top-line data in the first quarter of calendar year 2022.

In addition, in the first half of calendar year 2020, we had positive interactions with the U.S. Food and Drug Administration (“FDA”). In June 2020, we announced that FDA granted us Rare Pediatric Disease (“RPD”) designation for RZ358, which qualifies us to receive a priority review voucher (“PRV”) upon marketing approval of the drug in HI. Such a voucher could be redeemed to receive a priority review of a subsequent marketing application for any drug candidate in any disease indication. Further, we submitted the RIZE protocol to FDA which allows us to expand the study to clinical sites in the United States.

Our second clinical asset, RZ402, is a selective and potent plasma kallikrein inhibitor (“PKI”) being developed as a potential oral therapy for the chronic treatment of diabetic macular edema (“DME”). RZ402 is currently in Phase 1 development. In January 2021, we dosed the first subject in the Phase 1a study, and in May 2021, we announced positive topline results whereby single dose oral administration of RZ402 resulted in plasma concentrations that substantially exceeded target pharmacologically-active drug levels, demonstrating the potential for once daily dosing. RZ402 was generally safe and well-tolerated at all doses tested, without dose-limiting toxicities. In August 2021, we announced the initiation in the Phase 1b multiple-ascending dose study and planned to be completed by the first quarter of calendar year 2022. If favorable results are also obtained in the Phase 1b study, we expect to advance developmental activities toward a Phase 2a proof-of-concept study during the second half of calendar year 2022.

RZ358

HI is an ultra-rare pediatric genetic disorder characterized by excessive production of insulin by the pancreas. If untreated, the elevated insulin levels in these patients can induce extreme hypoglycemia (low blood sugar) events, increasing the risk of neurological and developmental complications, including persistent feeding problems, learning disabilities, recurrent seizures, brain damage or even death. There are no approved therapies for HI and the current standard of care treatments are suboptimal. In some cases, pancreatic surgery is a treatment option, but this approach is invasive and may require repeat surgeries.

Our lead candidate, RZ358, is an intravenously administered human monoclonal antibody that binds to a unique site (allosteric) on the insulin receptor throughout the body, such as in the liver, fat, and muscle. The antibody modifies insulin's binding and signaling to maintain glucose levels in a normal range which counteracts the effects of elevated insulin in the body. Therefore, we believe that RZ358 is ideally suited as a potential therapy for conditions characterized by excessive insulin levels, and it is being developed to treat the hyperinsulinism and low blood sugar characteristic of diseases such as HI. As RZ358 acts downstream from the beta cells, it has the potential to be universally effective at treating HI caused by any of the underlying genetic defects.

RZ358 received Pediatric Rare Disease Designation in the U.S. as well as Orphan Drug Designation in the U.S. and European Union. RZ358 is currently in Phase 2b development (the RIZE study, RZ358-606). The RIZE study is a multi-center, open-label, repeat-dose Phase 2b study of RZ358 in four sequential dosing cohorts of patients with HI who are at least two years old and have residual low blood sugar (<70 mg/dL) that is inadequately controlled on existing therapies. In addition to safety and pharmacokinetic evaluations, continuous glucose monitoring (“CGM”) and self-monitored blood glucose will be utilized to evaluate several glycemic efficacy endpoints. The primary endpoint is the time within a glucose target range of 70-180 mg/dL by CGM after week 8 of treatment compared to baseline.

RZ402

DME is a vascular complication of diabetes and a leading cause of blindness in the U.S. and elsewhere. Chronic exposure to high blood sugar levels can lead to inflammation, cell damage, and the breakdown of blood vessel walls. Specifically, in DME, blood vessels behind the back of the eye become porous and permeable leading to the unwanted infiltration of fluid into the macula. This fluid leakage creates distorted vision and left untreated, blindness.

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

There are a handful of companies developing therapies for HI that are potential competitors to RZ358. Crinetics Pharmaceuticals Inc is one such company.

There are a handful of companies developing oral therapies for DME that are potential competitors to the PKI therapy, KalVista Pharmaceuticals being one such company.

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

Research and Development

We incurred approximately $15.0 million and $14.5 million in research and development expenses for the fiscal years ended June 30, 2021 and 2020, respectively. For further discussion of activities related to our RZ358 and RZ402 product candidates, please refer to the discussion above. For further discussion of our research and development expenses, please refer to the discussion under the caption Results of Operations under Item 7 of this Annual Report.

Human Capital Management

Employees

As of June 30, 2021, we had 26 employees, of which 19 employees were engaged in research and development, manufacturing, clinical operations and quality activities and 7 employees in general administrative functions. Of the 26 employees, all were located in the United States. We have a number of employees who hold advanced degrees, such as a Ph.D. degree. None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages nor are we aware of any employment circumstances that are likely to disrupt work at any of our facilities. As part of our measures to attract and retain personnel, we provide a number of benefits to our full-time employees, including health insurance, life insurance, retirement plans, paid holiday and vacation time. We believe that we maintain good relations with our employees.

Diversity and Inclusion

Diversity and inclusion are priorities for us. We believe that a rich culture of inclusion and diversity enables us to create, develop and fully leverage the strengths of our workforce.

Human Resources, Hiring and Professional Development

The development, attraction and retention of employees is critical to our success. We work diligently to attract the best talent from a diverse range of sources in order to meet the current and future demands of our business. We leverage both formal and informal programs to identify, foster and retain top talent.

Business Ethics

Our Code of Business Conduct and Ethics ensures that our conduct of business is consistent with the highest standards of business ethics. Our Code of Business Conduct and Ethics serves as a critical tool to help employees recognize and report unethical conduct, while preserving our culture of excellence. Our Board of Directors, management and staff are provided with training regarding our Code of Business Conduct and Ethics.

Corporate Information

We were incorporated in Delaware in 2010 and re-incorporated in Nevada in June 2021. We maintain an executive office located at 201 Redwood Shores Parkway, Suite 315, Redwood City, CA 94065 and our phone number is (650) 206-4507. Our website is located at www.rezolutebio.com. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated into this document.

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

Risks Related to Our Business

Our Loan Agreement contains certain restrictions that may limit our ability to operate our business.

As described further in this Annual Report we entered into the Loan Agreement with SLR. The terms of the Loan Agreement and the related collateral documents contain, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, declaring and paying dividends, and agreeing to do any of the foregoing. The loan facility requires us to establish a restricted cash account for at least $5.0 million beginning no later than December 31, 2021. Our ability to meet these and other financial covenants can be affected by events beyond our control, including as a result of the economic downturn caused by the COVID-19 pandemic, and we may not be able to continue to meet these covenants. A breach of any of these covenants or the occurrence of other events (including a material adverse effect) specified in these agreements and/or the related collateral documents would result in an event of default under such agreements. Upon the occurrence of an event of default, SLR Investment, as collateral agent for the lenders, could elect to declare all amounts outstanding, if any, under the Loan Agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, SLR, as collateral agent for the lenders, could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets as collateral under the loan documents and the security interests will not be released until all obligations are repaid, including a requirement to pay an Exit Fee of $0.6 million for certain fundamental transactions that may occur through April 13, 2031. If SLR, as collateral agent for the lenders, accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt.

We have a history of losses and may not achieve profitability in the future. We will need substantial additional capital to fund our operations. If we fail to obtain additional capital, we may be unable to sustain operations.

We incurred net losses of $20.9 million and $20.3 million for the fiscal years ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $168.1 million. Our operations consume substantial amounts of cash and we expect that our cash used in our operating activities will continue to increase for the next several years. We expect to continue to incur losses for the foreseeable future as we develop and commercialize our pipeline, and we must raise additional capital from external sources in order to sustain our operations beyond the next year. If we are unable to raise additional capital, we may have to significantly delay, scale back or discontinue one or more of our research and development programs. We may be required to cease operations or seek partners for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available. In the absence of additional capital we may also be required to relinquish, license or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize our business on terms that are less favorable than might otherwise be available. If we are unable to secure additional capital, we may be required to take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in the development of our product candidates.

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

Beginning in March 2020, COVID-19 has resulted in an economic environment that is unfavorable for many businesses to conduct operations and to pursue new debt and equity financings. The U.S. economy had been largely shut down by mass quarantines and government mandated stay-in-place orders to halt the spread of the virus. While these orders have been relaxed, a full recovery of the U.S. economy may not occur until 2022 or later. The extent to which COVID-19 may continue to impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. As COVID-19 continues to spread around the globe, we will likely experience disruptions that could severely impact our business and clinical trials, including:

●	delays or difficulties in enrolling patients or maintaining scheduled study visits in our clinical trials;
●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
●	limitations in employee resources that would otherwise be focused on the conduct of our business or our clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people or as a result of the governmental imposition of “shelter in place” or similar working restrictions;
●	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
●	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
●	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;
●	changes in local regulations as part of a response to the COVID-19 outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
●	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and
●	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

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

The results of preclinical studies and initial clinical trials of our product candidates do not necessarily predict the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progress through initial clinical trials. We cannot assure you that the data collected from the preclinical studies and clinical trials of our product candidates will be sufficient to support approval by the FDA or a foreign regulatory authority. In addition, the continuation of a particular study after review by an independent data safety monitoring board does not necessarily indicate that our product candidate will achieve the clinical endpoint.

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

We have U.S. federal and state net operating loss carryforwards due to prior period losses, which could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), our ability to utilize net operating loss (“NOL”) carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more shareholders or groups of shareholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws in the United States. See “Two shareholders may exercise significant voting control over the Company. These shareholders have the ability to exercise significant control, which could limit your ability to influence the outcome of key transactions, including any future change of control”. Due to our recent financing activities, we experienced a change of control that is expected to result in significant limitations to the future use of our NOL carryforwards. We are in the process of quantifying the extent of the Section 382 limitations, which could result in our inability to utilize a significant portion of our NOL carryforwards that were generated prior to any change of control. It is possible that any future ownership changes or issuances of our capital stock, could have a material effect on the use of our NOL carryforwards or other tax attributes, which could adversely affect our future profitability.

If we are unable to successfully remediate the material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

In connection with the audit of our fiscal 2021 consolidated financial statements, we noted material weaknesses in our internal controls, as a result of (i) our inability to segregate duties to prevent employees from overriding the internal control system, and (ii) ineffective treasury controls over review of outstanding authorized shares and requirements for all securities and contracts to issue common shares to ensure adequate authorized shares exist. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in a more than reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. During our fiscal year ended June 30, 2020, we hired a Director of Accounting and we implemented additional procedures to improve our segregation of duties. Additionally, during our fiscal year ended June 30, 2021, we hired a Vice President of Finance to further improve segregation of duties. However, without hiring additional personnel we have been unable to fully remediate this material weakness. We cannot provide assurance that these or other measures will eventually result in the elimination of the material weakness described above. We also cannot assure you that in the future we will not have additional significant deficiencies or material weaknesses.

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

Certain Provisions of Nevada law may have anti-takeover effects.

Certain provisions of Nevada law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving us, including Sections 78.411 through 78.444 of the Nevada Revised Statutes, which prohibit a Nevada corporation from engaging in any business combination with any "interested shareholder" (as defined in the statute) for a period of two years unless certain conditions are met. In addition, our senior management is entitled to certain payments upon a change in control.

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

The patent positions of biotechnology and pharmaceutical companies, including our own patent position, involve complex legal and factual questions, and, therefore, validity and enforceability cannot be predicted with certainty. Patents may be challenged, deemed unenforceable, invalidated or circumvented. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and patent scope can be reinterpreted by the courts after issuance. Moreover, many jurisdictions permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any patents, if issued, will provide sufficient protection from competitors. We and our licensors will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies, product candidates and any future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

Risks Related to Our Common Stock

Two shareholders may exercise significant voting control over the Company. These shareholders have the ability to exercise significant control, which could limit your ability to influence the outcome of key transactions, including any future change of control.

Between January 2019 and July 2019, we entered into purchase agreements whereby we issued an aggregate of approximately 1.8 million shares of our common stock to each of Handok, Inc. (“Handok”) and Genexine, Inc. (“Genexine”). On June 26, 2020, Handok entered into a 10b5-1 purchasing plan (the “10b5-1 Plan”) with JMP Securities. Subject to the terms of the 10b5-1 Plan, Handok has purchased on the open market an aggregate of approximately 172,000 shares of our common stock through June 30, 2021. Handok terminated the 10b5-1 Plan in 2020. As a result of these issuances, Handok owned approximately 24% and Genexine owned approximately 22% of our outstanding common stock as of June 30, 2021.

As a result of these issuances of our common stock, Handok and Genexine have significant influence over all matters that require approval by our shareholders, including the election of directors and approval of significant corporate transactions. Our Board of Directors currently consists of six members, including one representative from Handok. Due to the significant voting power held by each of Handok and Genexine, future corporate actions can be approved if these two shareholders cast identical votes for a shareholder proposal, even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other shareholders may view as beneficial.

Exercise or conversion of warrants and other convertible securities will dilute shareholder’s percentage of ownership.

We have issued convertible securities, options and warrants to purchase shares of our common stock to our officers, directors, consultants and certain shareholders. In the future, we may grant additional options, warrants and convertible securities. The exercise, conversion or exchange of options, warrants or convertible securities, including for other securities, will dilute the percentage ownership of our shareholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert such options, warrants and convertible securities at a time when we would be able to obtain additional equity capital on terms more favorable than such securities or when our common stock is trading at a price higher than the exercise or conversion price of the securities. The exercise or conversion of outstanding warrants, options and convertible securities will have a dilutive effect on the securities held by our shareholders. We have in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other shareholders not participating in such exchange.

Our common stock may be delisted from The Nasdaq Capital Market (“Nasdaq”) if we fail to comply with continued listing standards.

Our common stock is currently traded on Nasdaq under the symbol “RZLT”. If we fail to meet any of the continued listing standards of Nasdaq, our common stock could be delisted from Nasdaq. The continued listing standards include specifically enumerated criteria, such as:

•	$1.00 minimum closing bid price;
•	Shareholders’ equity of $2.5 million;
•	500,000 shares of publicly-held common stock with a market value of at least $1 million;
•	300 round-lot shareholders; and
•	Compliance with Nasdaq’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of Nasdaq’s discretionary authority.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•	sales of our common stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	regulatory developments; and
•	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have never paid nor do we expect in the near future to pay cash dividends.

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock for the foreseeable future. While it is possible that we may declare a dividend after a large settlement, investors should not rely on such a possibility, nor should they rely on an investment in us if they require income generated from dividends paid on our capital stock. Any income derived from our common stock would only come from rise in the market price of our common stock, which is uncertain and unpredictable.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our shareholders sell substantial amounts of our common stock in the public market upon the expiration of any statutory holding period or lockup agreements, under Rule 144, or issued upon the exercise of outstanding warrants or other convertible securities, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The shares of our restricted common stock will be freely tradable upon the earlier of: (i) effectiveness of a registration statement covering such shares and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 (or other applicable exemption) under the Securities Act of 1933, as amended (“Securities Act”).

Investor relations activities and supply and demand factors may affect the price of our common stock.

We expect to utilize various techniques such as non-deal road shows and investor relations campaigns in order to generate investor awareness. These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described. We may provide compensation to investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced by third parties based upon publicly-available information concerning us. We do not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods. Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control. In addition, investors may, from time to time, also take steps to encourage investor awareness through similar activities that may be undertaken at the expense of the investors. Investor awareness activities may also be suspended or discontinued which may impact the trading market of our common stock.

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

In January 2019, we entered into a lease for our new headquarters location at 201 Redwood Shores Parkway, Suite 315, Redwood City, CA 94065. The leased space consists of approximately 3,500 square feet of office space and provides for monthly rent of approximately $21,000 through the expiration date in March 2022.

In February 2019, we entered into a lease for office space in Bend, Oregon where we conducted our research activities. The leased space consisted of approximately 1,500 square feet of office space and provided for monthly rent of approximately $2,700 through the expiration date in February 2021.  In November 2020, we terminated this lease and entered into a new lease in Bend, Oregon where the leased space consists of approximately 5,000 square feet of office space and provides for monthly rent of approximately $8,400 through the expiration date in February 2024.

Item 3. Legal Proceedings.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Prior to the effectiveness of the Reverse Stock Split on October 9, 2020, our common stock was quoted on the OTCQB of the OTC Markets Group under the trading symbol “RZLT”. Upon the effectiveness of the Reverse Stock Split, the trading symbol was changed to “RZLTD”. The OTCQB is an inter-dealer quotation and trading system and only market makers can apply to quote securities on the OTCQB. Trading in our common stock on the OTCQB was limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

Since November 9, 2020, our common stock has traded on Nasdaq under the symbol “RZLT”.

Holders

As of September 8, 2021, there were approximately 300 holders of record of our common stock. We believe the number of beneficial owners of our common stock is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker “street names” for the benefit of individual investors.

Dividends

We have never paid cash dividends and intend to employ all available funds in the development of our business. We have no plans to pay cash dividends in the foreseeable future. In addition, the Loan Agreement we entered into in April 2021 contains restrictions on our ability to pay dividends.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans as of June 30, 2021 is disclosed in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

PART II

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report. We assume no obligation to update forward-looking statements or the risk factors. You should read the following discussion in conjunction with our consolidated financial statements and related notes included in Item 8 of this Annual Report.

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

Recent Developments

Debt Facility

In April 2021, we entered into a $30.0 million Loan Agreement with SLR and certain other Lenders. The Lenders agreed to loan up to $30.0 million in three tranches consisting of (i) a $15.0 million term A loan that was funded on April 14, 2021, (ii) a $7.5 million term B loan to be funded upon request by us no later than January 25, 2022, and (iii) a $7.5 million term C loan to be funded upon request by us no later than September 25, 2022. Funding of the term B loan is subject to our ability to obtain at least $35.0 million of equity or subordinated debt financing by January 2022 and the achievement of certain clinical milestones related to RZ358 and RZ402. Funding of the term C loan is subject to our ability to (i) meet the conditions for funding the term B loan, and (ii) obtaining an additional $35.0 million of equity or subordinated debt financing, and the achievement of certain additional clinical milestones related to RZ358 and RZ402 by September 2022. Accordingly, no assurance can be provided that any funding will be received pursuant to the term B and term C loans. Each term loan has a maturity date of April 1, 2026.

Change in Domicile

In June 2021, we merged with and into our Merger Sub, pursuant to the Reincorporation Merger Agreement between us and Merger Sub, with the Reincorporation Merger which changes our state of domicile from Delaware to Nevada. At the Effective Time, the Merger Sub was renamed “Rezolute, Inc.” and succeeded to the assets, continued our business and assumed our rights and obligations by operation of law. The Reincorporation Merger Agreement was approved by our shareholders at the 2021 annual meeting of our shareholders held on May 26, 2021.

Russell Microcap

In June 2021, we announced that we had been added to the Russell Microcap® Index at the conclusion of the 2021 Russell indexes annual reconstitution, effective after the U.S. market opened on June 28, 2021.

Lincoln Park Capital

In August 2021, we entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“LPC”), which provides that we may sell to LPC up to $20.0 million of shares (the “Purchase Shares”) of our common stock. The aggregate number of shares that we can sell to LPC under the Purchase Agreement may not exceed 1,669,620 shares of our common stock, subject to certain exceptions set forth in the Purchase Agreement.

Please refer to our discussion under Liquidity below and in Notes 1, 5 and 15 to our consolidated financial statements included in Item 8 of this Annual Report for further discussion of the change in domicile, the Loan Agreement with the Lenders, and the Purchase Agreement with LPC.

Special Note About COVID-19

We have been actively monitoring the COVID-19 situation and its impact. Our primary objectives have remained the same throughout the pandemic: to support the safety of our team members and their families and continue to support our preclinical studies and clinical trials. Currently, with respect to the operation of our facilities, we are closely adhering to applicable guidelines and orders. Essential operations in research and maintenance that occur within our facilities are continuing in accordance with the permissions granted under government ordinances. Across all our locations, we have instituted a temporary work from home policy for all office personnel who do not need to work on site to maintain productivity. We have recently allowed these employees to voluntarily return to work on site with appropriate health and safety measures.

While our financial results for the fiscal year ended June 30, 2021 were not significantly impacted by COVID-19, we cannot predict the impact of the progression of the COVID-19 pandemic on future results due to a variety of factors, including the ongoing challenges associated with the pandemic, including the emergence of new variants of the coronavirus, such as the Delta variant, resurgences in number of rates of infections, the continued good health of our employees, the ability of us to maintain operations, access to healthcare facilities and patient willingness to participate in our clinical trials, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. The ultimate impact of the COVID-19 pandemic on our business operations, our ability to raise capital, as well as our preclinical studies and clinical trial timeliness remains uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. Any prolonged material disruption of our employees, suppliers, or manufacturing may negatively impact our consolidated financial position, results of operations and cash flows. We will continue to monitor the situation closely.

Factors impacting our Results of Operations

We have not generated any revenues since our inception in March 2010. Since inception, we have engaged in organizational activities, conducted private placements to raise additional capital, built out a manufacturing suite and produced material for our lead product candidate under good laboratory practices (“GLP”), conducted studies using the GLP material, subsequently changed our strategy to a licensing model that resulted in disposal of our manufacturing assets, and conducted other research and development activities on our pipeline of product candidates.

Due to the time required to conduct clinical trials and obtain regulatory approval for our product candidates, we anticipate it will be some time before we generate substantial revenues, if ever. We expect to generate operating losses for the foreseeable future; therefore, we expect to continue efforts to raise additional capital to maintain our current operating plans beyond the next year. We cannot assure you that we will secure such financing or that it will be adequate for the long-term execution of our business strategy. Even if we obtain additional financing, it may be costly and may require us to agree to covenants or other provisions that will favor new investors over our existing shareholders.

Key Components of Consolidated Statements of Operations

Research and development expenses. Research and development (“R&D”) expenses consist primarily of compensation and benefits for our personnel engaged in R&D activities, clinical trial costs, licensing costs, and consultants and outside services. Our R&D costs include an allocable portion of our cash and share-based compensation, employee benefits, and consulting costs related to personnel engaged in the design and development of product candidates and other scientific research projects. We also allocate a portion of our facilities and overhead costs based on the personnel and other resources devoted to R&D activities.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of (i) an allocable portion of our cash and share-based compensation and employee benefits related to personnel engaged in our administrative, finance, accounting, and executive functions, and (ii) an allocable portion of our facilities and overhead costs based on the personnel and other resources devoted to G&A activities. G&A expenses also include travel, legal, auditing, investor relations and other costs primarily related to our status as a public company.

Change in fair value of derivative liabilities. We recognized a derivative liability related to a deficiency in our authorized shares. Since there was a possibility that we could be required to settle this share deficiency in cash, we recognized a derivative liability at fair value on the date that the deficiency occurred. We also recognize liabilities for embedded derivatives in our debt agreements. Derivative liabilities are adjusted to fair value at the end of each reporting period until the derivative liability contracts are settled, expire, or meet the conditions for equity classification. Changes in fair value are reflected as a gain or loss in our consolidated statements of operations. Any gains or losses reflected prior to the deficiency was cured will not be reversed.

Employee retention credit. In response to the COVID-19 pandemic, the United States government has designed programs to assist businesses in dealing with the financial hardships caused by the pandemic. We recognize the right to receive governmental assistance payments in the period in which the related conditions on which they depend are substantially met.

Interest expense.  The components of interest expense include the amount of interest payable in cash at the stated interest rate, and accretion of debt discounts and issuance costs (“DDIC”) using the effective interest method. DDIC arises from the issuance of debt instruments and other related contracts or agreements which possess certain terms and conditions resulting in additional financing costs arising from origination, exit and final fees, and other incremental and direct costs incurred to consummate the financing, among others.

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

Clinical Trial Accruals

Clinical trial costs are a component of research and development expenses. We accrue and charge to expenses clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with clinical research organizations and clinical trial sites. We determine the estimates through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.

Nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities are deferred and recognized as expense in the period that the related goods are delivered, or services are performed.

Change in Fair Value of Derivative Liabilities

We recognized a derivative liability for a deficiency in our authorized shares of common stock that existed from February 17, 2021 until the deficiency was cured on May 26, 2021. We made an accounting policy election to select the stock options and warrant agreements with the earliest issuance dates to compute the estimated fair value of the financial instruments associated with the authorized share deficiency. These stock options and warrants were generally those with the highest exercise prices that were least likely to be exercised. Fair value of the stock options and warrants associated with the deficiency were computed on the date the deficiency arose and at the end of each reporting period using the Black-Scholes-Merton (“BSM”) option-pricing model. Key assumptions inherent in this valuation model include the historical volatility of our common stock, the remaining contractual term of the options and warrants, and the market price of our common stock on the respective valuation dates. We also recognize liabilities for embedded derivatives in our debt agreements. The determination of the fair value of the embedded derivatives includes subjective assumptions that can materially affect the fair value estimates. Derivative liabilities are adjusted to fair value at the end of each reporting period with changes in fair value reflected as a gain or loss in our consolidated statements of operations.

Share-Based Compensation Expense

We measure the fair value of services received in exchange for all stock options granted based on the fair market value of the award as of the grant date. We compute the fair value of stock options with time-based vesting using the BSM option-pricing model and recognize the cost of the equity awards over the period that services are provided to earn the award. For awards granted which contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized on a straight-line basis over the requisite service period as if the award was, in substance, a single award. We recognize the impact of forfeitures in the period that the forfeiture occurs, rather than estimating the number of awards that are not expected to vest in accounting for share-based compensation. For stock options that are voluntarily surrendered by employees, all unrecognized compensation is immediately recognized in the period the options are cancelled.

In July 2019, we granted stock options with vesting that is dependent on achieving certain market, performance and service conditions (“Hybrid Options”). For purposes of recognizing compensation cost, we determine the requisite service period as the longest of the derived, implicit and explicit vesting periods for each of the market, performance and service conditions, respectively. Due to achievement of the performance condition, we began recognizing compensation cost using the grant date fair value in November 2020 and continuing through the end of the requisite service period. Determination of the requisite service period of the Hybrid Options was based on the date that the performance condition was achieved. If the Hybrid Options do not ultimately become exercisable due to the option holders’ failure to achieve the required service period, any previously recognized compensation cost will be reversed. However, if the Hybrid Options do not ultimately become exercisable due to the failure to achieve the market condition, previously recognized compensation cost will not be reversed.

Results of Operations

Results of operations for the fiscal years ended June 30, 2021 and 2020 reflect net losses of approximately $20.9 million and $20.3 million, respectively. Our consolidated statements of operations for the fiscal years ended June 30, 2021 and 2020, along with the changes between periods, are presented below (in thousands, except percentages):

			Changes
	2021	2020	Amount	Percent
Operating expenses:
Research and development:
Compensation and benefits	$7,174	$5,883	$1,291	22%
Clinical trial costs	4,718	3,955	763	19%
Licensing costs	1,000	-	1,000	100%
Consultants and outside services	791	3,209	(2,418)	-75%
Material manufacturing costs	765	882	(117)	-13%
Facilities and other	539	521	18	3%
Total research and development	14,987	14,450	537	4%
General and administrative:
Compensation and benefits	4,887	3,782	1,105	29%
Professional fees	2,124	1,169	955	82%
Facilities and other	896	1,120	(224)	-20%
Total general and administrative	7,907	6,071	1,836	30%
Total operating expenses	22,894	20,521	2,373	12%
Operating loss	(22,894)	(20,521)	(2,373)	12%
Non-operating income (expense):
Change in fair value of derivative liabilities	1,789	-	1,789	100%
Employee retention credit	515	-	515	100%
Interest and other income	63	188	(125)	-66%
Interest expense	(375)	-	(375)	-100%
Total non-operating income (expense), net	1,992	188	1,804	960%
Net loss	$(20,902)	$(20,333)	$(569)	3%

Presented below is a discussion of the key factors that resulted in changes in our results of operations for these periods.

Revenue. As a clinical stage company, we did not generate any revenue for the fiscal years ended June 30, 2021 and 2020. We are at an early stage of development as a proprietary product specialty pharmaceutical company and we do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. We do not expect to be able to market any of our product candidates for several years.

Research and Development Expenses. R&D costs increased from $14.5 million for the fiscal year ended June 30, 2020 to $15.0 million for the fiscal year ended June 30, 2021, an increase of approximately $0.5 million. As discussed below, compensation and benefits, licensing costs and clinical trial costs increased, partially offset by decreases in consultants and outside services and material manufacturing costs.

Compensation and benefits. For the fiscal year ended June 30, 2021, we had an increase of approximately $1.3 million in compensation and benefits for our R&D workforce, which was attributable to an increase in cash-based compensation and benefits of $1.0 million and share-based compensation expense of $0.3 million. The increase of $1.0 million in cash-based compensation and benefits was attributable to (i) a net increase in salaries and benefits cost of approximately $0.7 million primarily due to increased headcount in fiscal 2021, and (ii) an increase in cash bonuses for our R&D workforce of $0.3 million. The increase in share-based compensation expense of $0.3 million was primarily due to our June 2021 stock option grants with time-based vesting to our R&D workforce.

Clinical trial costs. For the fiscal year ended June 30, 2021, we incurred clinical trial costs of approximately $4.7 million compared to approximately $3.9 million for the fiscal year ended June 30, 2020. The increase in clinical trial costs of $0.8 million was primarily attributable to spending of $1.1 million for RZ402 and an increase in spending for RZ358 of $0.2 million, partially offset by a decrease of $0.5 million due to the completion of our AB101 Phase 1 study in December 2019.

For the fiscal year ended June 30, 2021, we incurred $1.1 million of costs for RZ402 that was primarily attributable to a single ascending dose (“SAD”) study that was initiated in January 2021. No clinical trial costs related to RZ402 were incurred for the fiscal year ended June 30, 2020.

For the fiscal year ended June 30, 2020, our clinical trial costs included $3.2 million for RZ358 that was primarily related to the launch of our Phase 2b RIZE study where we enrolled our first patient in February 2020. Due to COVID-19, we were required to pause the RIZE study between March 2020 and January 2021 when we recommenced patient enrollment. Total clinical trial costs related to RZ358 amounted to $3.4 million for the fiscal year ended June 30, 2021.

Consultants and outside services. Consultants and outside services decreased from $3.2 million for the fiscal year ended June 30, 2020 to $0.8 million for the fiscal year ended June 30, 2021, a decrease of approximately $2.4 million. For the fiscal year ended June 30, 2021, consultants and outside services consisted of chemistry, manufacturing and control (“CMC”) consulting and contract laboratory services of $0.3 million for RZ358 and RZ402, patent maintenance costs of $0.2 million primarily related to RZ358 and RZ402, quality and FDA filing expenses of $0.1 million, and other consulting services of $0.2 million. For the fiscal year ended June 30, 2020, consultants and outside services consisted of IND enabling laboratory expense of $1.9 million primarily related to RZ402, patent maintenance costs of $0.5 million primarily related to AB101, CMC consulting and contract laboratory services of $0.5 million primarily for RZ358, quality and FDA filing expenses of $0.2 million, and other consulting services of $0.1 million.

Material manufacturing costs. Material manufacturing costs decreased from $0.9 million for the fiscal year ended June 30, 2020 to $0.8 million for the fiscal year ended June 30, 2021, a decrease of approximately $0.1 million. For the fiscal year ended June 30, 2021, the decrease in our material manufacturing costs was primarily due to decreased spending in RZ358 for CMC drug product stability.

Licensing costs. Licensing costs increased by $1.0 million for the fiscal year ended June 30, 2021 compared to the fiscal year ended June 30, 2020, which was attributable to the $1.0 million milestone payment due to ActiveSite upon FDA clearance of our RZ402 IND application in December 2020.

General and Administrative Expenses. G&A expenses increased from $6.1 million for the fiscal year ended June 30, 2020 to $7.9 million for the fiscal year ended June 30, 2021, an increase of approximately $1.8 million. As discussed below, this increase was primarily attributable to compensation and benefits for our administrative and executive workforce along with increased spending in professional services.

Compensation and benefits. Compensation and benefits for our G&A workforce increased from $3.8 million for the fiscal year ended June 30, 2020 to $4.9 million for the fiscal year ended June 30, 2021, an increase of approximately $1.1 million. This increase was attributable to an increase in cash-based compensation and benefits of $0.6 million, severance expense of $0.1 million, and share-based compensation expense of $0.4 million. The increase in cash-based compensation was primarily attributable to an increase in bonuses for our G&A workforce of $0.6 million. The increase in share-based compensation expense was primarily due to the voluntary cancellation of certain stock options held by officers in June 2021 that resulted in the acceleration of the previously unrecognized expense for $0.7 million, partially offset by the favorable impact of stock options that became fully vested in our 2020 fiscal year, resulting in no further compensation expense thereafter.

Professional fees. Professional fees increased from approximately $1.2 million for the fiscal year ended June 30, 2020 to approximately $2.1 million for the fiscal year ended June 30, 2021, an increase of approximately $0.9 million. This increase was primarily attributable to our Nasdaq uplisting, corporate development activities, and strategic financial advisory services.

Facilities and other costs. Costs allocable to G&A activities for facilities and other costs decreased from $1.1 million for the fiscal year ended June 30, 2020 to $0.9 million for the fiscal year ended June 30, 2021. The decrease of $0.2 million was primarily due to reduced travel and office-related expenses due to COVID-19 restrictions.

Change in Fair Value of Derivative Liabilities. For the fiscal year ended June 30, 2021, we recognized a gain of $1.8 million that was primarily due to reduction in our stock price resulting to changes in fair value of the derivative liability related to our authorized share deficiency. This deficiency existed from February 17, 2021 until May 26, 2021 when our shareholders approved an increase in our authorized shares of common stock. Our stock price declined from $11.99 per share on February 17, 2021 to $7.69 per share on May 26, 2021 when the authorized share deficiency was cured. We did not have any gains or losses from changes in the fair value of derivatives for the fiscal year ended June 30, 2020.

Employee Retention Credit. Employee retention credit income was $0.5 million for the fiscal year ended June 30, 2021. This income is a result of CARES Act benefits we qualified for during the fiscal year. We did not qualify for any relief in the fiscal year ended June 30, 2020.

Interest and Other Income. Interest and other income decreased from $0.2 million for the fiscal year ended June 30, 2020 to $0.1 million for the fiscal year ended June 30, 2021, a decrease of $0.1 million. Interest and other income of $0.1 million for the fiscal year ended June 30, 2021 was primarily due to a favorable appeal of personal property tax expense. Interest income for the fiscal year ended June 30, 2021 was insignificant to a decline in interest rates applicable to our temporary cash investments. Interest and other income for the fiscal year ended June 30, 2020 was solely attributable to interest income earned on temporary cash investments of $0.2 million.

Interest Expense.  Interest expense was approximately $0.4 million for the fiscal year ended June 30, 2021, whereas we did not incur any interest expense for the fiscal year ended June 30, 2020. Interest expense for the fiscal year ended June 30, 2021 was solely attributable to Loan Agreement entered into in April 2021 consisted of (i) accretion of discount of $0.1 million, and (ii) interest expense of $0.3 million based on the contractual rate of 8.87%.

Income Taxes. For the fiscal year ended June 30, 2021 and 2020, we did not recognize any income tax benefit due to our net losses and our determination that a full valuation allowance was required for our deferred income tax assets.

Liquidity and Capital Resources

Overview

As of June 30, 2021, we had cash and cash equivalents of $41.0 million and working capital was approximately $40.0 million. We have incurred cumulative net losses of $168.1 million since our inception and as a clinical stage company we have not generated any revenue to date.

In October 2020, we received aggregate net proceeds of approximately $37.4 million from investors in a private placement of units that consisted of approximately 2.5 million shares of common stock and warrants for the purchase of approximately 0.8 million shares of common stock (the “Fiscal 2021 Equity Financing”).

The completion of the Fiscal 2021 Equity Financing resulted in acceleration of a $1.4 million obligation payable under Amendment No. 3 to our License Agreement with XOMA Corporation (“Xoma”). We made this required payment to Xoma on schedule in October 2020. On October 28, 2020, we submitted an IND to the FDA related to RZ402. On December 3, 2020, we received FDA clearance for the IND application, which resulted in our obligation to make the first milestone payment to ActiveSite of $1.0 million in December 2020.

In December 2020, we entered into an EDA with Oppenheimer & Co. Inc. (the “Agent”) that provides for an “at the market offering” for the sale of up to $50.0 million in shares of our common stock (the “Placement Shares”) through the Agent. The Agent is acting as sales agent and is required to use commercially reasonable efforts to sell all of the Placement Shares that we request to be sold, consistent with the Agent’s normal trading and sales practices, on mutually agreed terms between the Agent and us. The EDA will terminate when all of the Placement Shares have been sold, or earlier upon the election of either us or the Agent. We have no obligation to direct the Agent to sell any of the Placement Shares. We agreed to pay the Agent a commission equal to 3.0% of the gross sales price of the Placement Shares plus certain expenses incurred by the Agent in connection with the offering. Through June 30, 2021, no shares were sold pursuant to the EDA and no commissions were incurred. For the period from July 1, 2021 through August 31, 2021, we sold 138,388 shares of our common stock for which aggregate net proceeds of approximately $1.5 million were received.

In April 2021, we entered into a Loan Agreement that provides for total borrowings up to $30.0 million in three tranches. The initial tranche of funding for $15.0 million was received in April 2021. Under the Loan Agreement, we are required to maintain a restricted cash balance of at least $5.0 million beginning no later than December 31, 2021. The second and third tranches under the Loan Agreement provide for additional loans in the amount of $7.5 million per tranche, up to a total of $15.0 million. However, our ability to gain access to additional funding is dependent upon the outcome of certain clinical results and our ability to raise up to an additional $70.0 million in equity or subordinated debt financing and the achievement of certain clinical milestones related to RZ358 and RZ402 by prescribed deadlines. Accordingly, no assurance can be provided that we will meet the conditions to qualify for borrowings under the second and third tranches. We are permitted to make interest-only payments on each term loan at least through May 1, 2023, and the maturity date is on April 1, 2026. See Note 5 to our consolidated financial statements included in Item 8 of this Annual Report for additional information.

In August 2021, we entered into the Purchase Agreement with LPC that provides for issuances of common stock up to an aggregate of $20.0 million as discussed above under the caption Recent Developments. We received aggregate proceeds of $1.0 million under the Purchase Agreement in August 2021.

Beginning in March 2020, COVID-19 has resulted in an economic environment that is unfavorable for many businesses to conduct operations and to pursue new debt and equity financings. The U.S. economy had been largely shut down by mass quarantines and government mandated stay-in-place orders to halt the spread of the virus. While these orders have been relaxed, a full recovery of the U.S. economy may not occur until 2022 or later. The long-term effects on us are expected to result in higher costs in order to comply with safeguards to protect patients and staff engaged in clinical activities, and extended periods of time may be required to complete clinical trials. The current economic environment and financial market volatility may make it more challenging for us to continue to obtain funding in the future for our clinical programs.

We believe our existing cash and cash equivalents balance of $41.0 million as of June 30, 2021, combined with additional proceeds available pursuant to the EDA and the Purchase Agreement with LPC, will be adequate to carry out currently planned activities at least through September 30, 2022.

Presented below is additional discussion about the ongoing requirements pursuant to our license agreements with Xoma and ActiveSite, along with additional information about our ongoing financing activities that impacted our liquidity and capital resources for the fiscal year ended June 30, 2021.

Xoma License Agreement

In December 2017, we entered into a license agreement (“License Agreement”) with Xoma pursuant to which Xoma granted us an exclusive global license to develop and commercialize RZ358 for all indications. In January 2019, the License Agreement was amended. The amended License Agreement set forth an updated payment schedule, as well as revised the amount we were required to expend on development of RZ358 and related licensed products.

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

Upon the achievement of certain clinical and regulatory events, we will be required to make up to $37.0 million in aggregate milestone payments to Xoma. The first such milestone payment of $2.0 million will be triggered upon enrollment of the last patient in our ongoing phase 2 clinical study and we believe that, subject to COVID-19 conditions, we will be able to substantially complete enrollment by the end of calendar year 2021. Additionally, upon the future commercialization of RZ358, we will be required to pay royalties to Xoma based on the net sales of the related products, and milestone payments up to an additional $185.0 million if future annual sales related to RZ358 exceed targets ranging from $100.0 million to $1.0 billion.

ActiveSite License Agreement

In August 2017, we entered into a Development and License Agreement with ActiveSite Pharmaceuticals, Inc.  (“ActiveSite”) pursuant to which we acquired the rights to ActiveSite’s Plasma Kallikrein Inhibitor program (“PKI Program”). We are planning to use the PKI Program to develop, file, manufacture, market and sell products for diabetic macular edema and other human therapeutic indications. The ActiveSite License Agreement requires various milestone payments ranging from $1.0 million to $10.0 million when milestone events occur, up to an aggregate of $46.5 million of aggregate milestone payments. The first milestone payment for $1.0 million paid in December 2020 after completion of the preclinical work and submission of an IND to the FDA for RZ402. We will also be required to pay royalties equal to 2.0% of any sales of products that use the PKI Program. Through June 30, 2021, no events have occurred that would result in the requirement to make additional milestone payments and no royalties have been incurred.

Fiscal 2021 Financing

On October 9, 2020, we completed a private placement of units (the “Units”) consisting of (i) approximately 2.5 million shares of common stock, and (ii) warrants entitling the holders to purchase approximately 0.8 million shares of common stock (the “Warrants”). The Warrants are exercisable at $19.50 per share for a period of 7 years and may be exercised on a cash or cashless basis at the election of the holders. The Units were issued for a purchase price of $16.50 per unit, resulting in gross proceeds of $41.0 million. Pursuant to a financial advisory agreement, we agreed to pay the advisors a fee of 6.0% of the gross proceeds, and costs for professional fees and other offering costs are estimated at approximately 2.0% of the gross proceeds. After deducting the financial advisory fees and other offering costs, the estimated net proceeds amounted to approximately $37.4 million. Pursuant to the terms of the private placement, we executed the Reverse Stock Split.

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

Outstanding borrowings bear interest at a floating rate equal to (a) 8.75% per annum plus (b) the greater of (i) the rate per annum published by the Intercontinental Exchange Benchmark Administration Ltd. (“IEBA”) for a term of one month and (ii) 0.12% per annum. As of April 14, 2021 and June 30, 2021, the IEBA rate for a term of one month was approximately 0.12% per annum. Therefore, the contractual rate was 8.87% as of each of these dates. We are permitted to make interest-only payments on each term loan through May 1, 2023. At our request, the interest-only period can be extended until May 1, 2024, if we obtain at least $70.0 million of equity or subordinated debt financing by September 2022 and assuming no event of default has occurred. We will be required to make monthly payments of principal and interest commencing at the end of the interest-only period of the term loans.

We are obligated to pay the Lenders (i) a non-refundable facility fee in the amount of 1.00% of each term loan that is funded (the “Facility Fee”), and (ii) a final fee equal to 4.75% of the aggregate amount of the term loans funded (the “Final Fee”). At the closing on April 14, 2021, we incurred debt discounts for an aggregate of $1.7 million that consisted of $0.5 million for financial advisory and legal fees, an aggregate of $0.8 million for the Facility Fee and the Final Fee, and an aggregate of $0.4 million as an exit fee accounted for as an embedded derivative and a prepayment fee discussed below. The Final Fee is payable upon the earliest to occur of (i) the Maturity Date, (ii) the acceleration of the term loans, and (iii) the prepayment of the term loans. The total debt discount of $1.7 million related to the term A loan is being accreted to interest expense using the effective interest method whereby the current overall effective rate was 12.6% as of June 30, 2021.

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

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the years ended June 30, 2021 and 2020 (in thousands):

	2021	2020	Change
Net cash provided by (used in):
Operating activities	$(20,441)	$(24,168)	$3,727
Investing activities	-	-	-
Financing activities	51,533	22,550	28,983

Cash Flows Used in Operating Activities

For the fiscal years ended June 30, 2021 and 2020, cash flows used in operating activities amounted to $20.4 million and $24.2 million, respectively. The key components in the calculation of our cash used in operating activities are as follows (in thousands):

	2021	2020	Change
Net loss	$(20,902)	$(20,333)	$(569)
Non-cash expenses	4,370	3,659	711
Non-cash gains, net	(1,789)	-	(1,789)
Changes in operating assets and liabilities, net	(2,120)	(7,494)	5,374
Total	$(20,441)	$(24,168)	$3,727

For the fiscal year ended June 30, 2021, our net loss was $20.9 million compared to $20.3 million for the fiscal year ended June 30, 2020. For further discussion about changes in our operating results for the fiscal years ended June 30, 2021 and 2020, please refer to Results of Operations above.

For the fiscal year ended June 30, 2021, our non-cash expenses of $4.4 million primarily consisted of share-based compensation expense of $4.0 million, non-cash lease expense of $0.3 million, and accretion of debt discount of $0.1 million. For the fiscal year ended June 30, 2020, our non-cash expenses of $3.7 million primarily consisted of share-based compensation expense of $3.3 million, non-cash lease expense of $0.2 million and the fair value of warrants issued for services of $0.1 million.

For the fiscal year ended June 30, 2021, non-cash gains primarily consisted of a gain of $1.8 million attributable to a gain from change in fair value of a derivative liability related to a deficiency in our authorized shares that existed from February 17, 2021 until May 26, 2021. We did not have any non-cash gains for the fiscal year ended June 30, 2020.

For the fiscal year ended June 30, 2021, net changes in operating assets and liabilities reduced operating cash flow by $2.1 million, primarily driven by (i) cash payments to reduce our license fee obligations to Xoma by $1.8 million; (ii) an increase in prepaid expenses and other assets and other of $0.4 million that was primarily related to prepayments for clinical trials, and (iii) a decrease in other accrued liabilities of $0.1 million. These payments that reduced our operating cash flow were partially offset by an increase in accounts payable of $0.1 million. For the fiscal year ended June 30, 2020, net changes in operating assets and liabilities reduced operating cash flow by $7.5 million, primarily driven by (i) cash payments to reduce our license fee obligations to Xoma by $6.7 million and (ii) a reduction in other accrued liabilities of $1.1 million that was primarily related to payments for accrued bonuses of $0.6 million, operating lease liabilities of $0.2 million, and accrued vacation benefits of $0.2 million. These payments that reduced our operating cash flow were partially offset by an increase in accounts payable of $0.3 million.

Cash Flows Provided by Investing Activities

We did not have any cash flows from investing activities for the fiscal years ended June 30, 2021 and 2020.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the fiscal year ended June 30, 2021 amounted to $51.5 million. This amount included (i) $41.0 million received from a private placement of Units in October 2020 for the purchase of approximately 2.5 million shares of common stock at a purchase price of $16.50 per share and (ii) $15.0 million of gross proceeds from the Loan Agreement entered into in April 2021. The total proceeds from equity and debt financing activities amounted to $56.0 million and were partially offset by payments of $3.7 million related to financial advisory fees and other costs of equity financings and payment of $0.7 million for debt discount and issuance costs.

Net cash provided by financing activities for the fiscal year ended June 30, 2020 amounted to $22.6 million. This amount consisted of (i) $20.0 million received from H&G in July 2019 for the purchase of approximately 1.4 million shares of common stock at a purchase price of $14.50 per share and (ii) $4.1 million received from other investors in July and August 2019 for the purchase of approximately 0.3 million shares of our common stock at a purchase price of $14.50 per share. The gross proceeds from these equity issuances totaled $24.1 million and were partially offset by fees of $1.5 million under a financial advisory agreement to result in net proceeds of $22.6 million.

Off-Balance Sheet Arrangements

During the fiscal years ended June 30, 2021 and 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 1 to our consolidated financial statements included in Item 8 of this Annual Report regarding the impact of certain accounting pronouncements on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

PART II

Item 8. Financial Statements and Supplementary Data.

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	32

Financial Statements:

Consolidated balance sheets as of June 30, 2021 and 2020	34

Consolidated statements of operations for the fiscal years ended June 30, 2021 and 2020	35

Consolidated statements of shareholders’ equity for the fiscal years ended June 30, 2021 and 2020	36

Consolidated statements of cash flows for the fiscal years ended June 30, 2021 and 2020	37

Notes to consolidated financial statements	38

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Rezolute, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rezolute, Inc. (the “Company”) as of June 30, 2021, and 2020, the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or is required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

SLR Investment Corp. Debt - Refer to Note 5

Critical Audit Matter Description

On April 14, 2021, the Company entered into a $30.0 million Loan and Security Agreement (“Loan Agreement”) with certain lenders. The loan consists of three tranches consisting of (i) a $15.0 million term A loan that was funded on April 14, 2021, (ii) a $7.5 million term B loan to be funded upon request by the Company no later than January 25, 2022, and (iii) a $7.5 million term C loan to be funded upon request by the Company no later than September 25, 2022. The Company is obligated to pay the lenders (i) a non-refundable facility fee in the amount of 1.00% of each term loan that is funded and (ii) a final fee equal to 4.75% of the aggregated amount of the term loans funded. In addition, the Company entered into an exit fee arrangement that provides for a fee of 4.00% of the funded principal balance of each term loan in the event certain transactions, as defined in the Loan Agreement, occur prior to April 13, 2031. The terms of the Loan Agreement further call for optional and mandatory prepayment options. The debt and certain terms of the Loan Agreement and exit fee arrangement were analyzed under ASC 470, Debt, and ASC 815, Embedded Derivatives.

Auditing the Company’s accounting assessment was challenging and complex given the high degree of estimates and judgements in determining the proper accounting treatment for the debt, debt discounts and debt issuance costs and the identification of any freestanding instruments or embedded features.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Loan Agreement include the following:

•	Gained an understanding of the Company’s internal control over financial reporting to identify the types of potential misstatement, assessed the factors that affect the risks of material misstatement, and designed audit procedures in response to those risks.

•	Obtained management’s analysis for the accounting treatment for the debt and related agreements.

•	Verified all key information to the executed debt agreement and consulted with the Company’s counsel in applicable areas.

•	Engaged an internal technical accounting specialist to evaluate appropriate application of generally accepted accounting principles including the assessment of freestanding financial instruments and embedded features.

•	Assessed fair value of all significant items requiring the application of fair value measures for initial recognition and measurement and subsequent measurement through June 30, 2021.

•	Substantively tested the ending debt and related instrument balances, including confirmation procedures as of and for the year ended June 30, 2021 based on the terms of the Loan Agreement.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2013.

Denver, Colorado

September 14, 2021

REZOLUTE, INC.

Consolidated Balance Sheets

June 30, 2021 and 2020

(In Thousands, Except Per Share Amounts)

Assets	2021	2020
Current assets:
Cash and cash equivalents	$41,047	$9,955
Prepaid expenses and other	946	563
Total current assets	41,993	10,518

Right-of-use assets, net	396	383
Deferred offering costs and other	191	31
Property and equipment, net	29	33
Total assets	$42,609	$10,965

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,035	$893
Accrued liabilities:
Insurance premiums	242	188
Compensation and benefits	77	120
Other	349	180
Current portion of operating lease liabilities	265	245
Current portion of license fees payable to Xoma	-	1,600
Total current liabilities	1,968	3,226

Long term debt, net of discount	13,968	-
Operating lease liabilities, net of current portion	187	165
Embedded derivative liabilities	387	-
License fees payable to Xoma, net of current portion	-	209
Total liabilities	16,510	3,600

Commitments and contingencies (Notes 4 and 10)

Shareholders' equity:
Preferred stock, $0.001 par value; authorized 400 and 20,000 shares as of June 30, 2021 and 2020, respectively; no shares issued	-	-
Common stock, $0.001 par value, authorized 40,000 and 500,000 shares as of June 30, 2021 and 2020, respectively; 8,352 and 5,867 shares issued and outstanding as of June 30, 2021 and 2020, respectively	8	6
Additional paid-in capital	194,229	154,595
Accumulated deficit	(168,138)	(147,236)
Total shareholders' equity	26,099	7,365

Total liabilities and shareholders' equity	$42,609	$10,965

The accompanying notes are an integral part of these consolidated financial statements.

REZOLUTE, INC.

Consolidated Statements of Operations

For the Fiscal Years Ended June 30, 2021 and 2020

 (In Thousands, Except Per Share Amounts)

	2021	2020
Operating expenses:
Research and development:
Compensation and benefits	$7,174	$5,883
Clinical trial costs	4,718	3,955
Licensing costs	1,000	-
Consultants and outside services	791	3,209
Material manufacturing costs	765	882
Facilities and other	539	521
Total research and development	14,987	14,450
General and administrative:
Compensation and benefits	4,887	3,782
Professional fees	2,124	1,169
Facilities and other	896	1,120
Total general and administrative	7,907	6,071
Total operating expenses	22,894	20,521
Operating loss	(22,894)	(20,521)

Non-operating income (expense):
Change in fair value of derivative liabilities	1,789	-
Employee retention credit	515	-
Interest and other income	63	188
Interest expense	(375)	-
Rental income
Total non-operating income (expense), net	1,992	188

Net loss	$(20,902)	$(20,333)

Net loss per common share - basic and diluted	$(2.72)	$(3.54)

Weighted average number of common shares outstanding - basic and diluted	7,671	5,751

The accompanying notes are an integral part of these consolidated financial statements.

REZOLUTE, INC.

Consolidated Statements of Shareholders’ Equity
For the Fiscal Years Ended June 30, 2021 and 2020
(In Thousands, Except Per Share Amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balances, June 30, 2019	4,208	$4	$128,651	$(126,903)	$1,752

Issuance of common stock for cash:
Related parties at $14.50 per share	1,380	2	19,998	-	20,000
Other investors at $14.50 per share	279	-	4,050	-	4,050
Advisory fees and other offering costs	-	-	(1,500)	-	(1,500)
Share-based compensation	-	-	3,317	-	3,317
Fair value of warrants issued to consultants for services	-	-	79	-	79
Net loss	-	-	-	(20,333)	(20,333)
Balances, June 30, 2020	5,867	6	154,595	(147,236)	7,365
Issuance of Units for cash in private placement	2,485	2	40,998	-	41,000
Advisory fees and other offering costs related to issuance of Units	-	-	(3,550)	-	(3,550)
Share-based compensation	-	-	3,965	-	3,965
Reclassification of warrants and stock options from equity to derivative liability due to authorized share deficiency	-	-	(3,591)	-	(3,591)
Reclassification of derivative liability to equity upon cure of authorized share deficiency	-	-	1,796	-	1,796
Fair value of warrants issued to consultants for services	-	-	8	-	8
Issuance of common stock for consulting services	-	-	8	-	8
Net loss	-	-	-	(20,902)	(20,902)
Balances, June 30, 2021	8,352	$8	$194,229	$(168,138)	$26,099

The accompanying notes are an integral part of these consolidated financial statements.

REZOLUTE, INC.

Consolidated Statements of Cash Flows
For the Fiscal Years Ended June 30, 2021 and 2020
(In Thousands)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,902)	$(20,333)
Change in fair value of derivative liabilities	(1,789)	-
Share-based compensation expense	3,965	3,317
Non-cash lease expense	290	222
Accretion of debt discount and issuance costs	86	-
Depreciation and amortization expense	13	18
Fair value of warrants issued for services	8	79
Fair value of shares of common stock issued for services	8	-
Impairment of long-lived assets and other	-	23
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	(387)	12
Increase in accounts payable	142	330
Decrease in other accrued liabilities	(66)	(1,145)
Decrease in license fees payable to Xoma	(1,809)	(6,691)

Net Cash Used In Operating Activities	(20,441)	(24,168)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placements of equity:
Units	41,000	-
Common stock	-	24,050
Payments for offering costs related to equity issuances	(3,730)	(1,500)
Gross proceeds from debt financing	15,000	-
Cash payments for debt discount and issuance costs	(737)	-
Net Cash Provided by Financing Activities	51,533	22,550

Net increase (decrease) in cash, cash equivalents and restricted cash	31,092	(1,618)
Cash, cash equivalents and restricted cash at beginning of fiscal year	9,955	11,573
Cash, cash equivalents and restricted cash at end of fiscal year	$41,047	$9,955

SUPPLEMENTARY CASH FLOW INFORMATION:

Cash paid for interest	$177	$-
Cash paid for income taxes	-	-
Right-of-use assets acquired in exchange for operating lease liabilities	302	-
Cash paid for amounts included in the measurement of operating lease liabilities	299	275

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of warrants and stock options from equity to derivative liability due to authorized share deficiency	$3,591	$-
Reclassification of derivative liability to equity upon cureof authorized share deficiency	1,796	-
Debt discounts incurred for:
Final Fee obligation under debt agreement	713	-
Allocation of debt proceeds to embedded derivative obligations	381	-
Payables for debt issuance costs	25	-
Furniture and equipment received as inducement under operating lease	10	-

The accompanying notes are an integral part of these consolidated financial statements.

REZOLUTE, INC.
Notes to Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Rezolute, Inc. (the “Company”) is a clinical stage biopharmaceutical company developing transformative therapies for metabolic diseases related to chronic glucose imbalance.

Change in Domicile

In June 2021, the Company merged with and into our wholly owned subsidiary, Rezolute Nevada Merger Corporation, a Nevada corporation (“Merger Sub”), pursuant to an Agreement and Plan of Merger, dated as of June 18, 2021 (the “Reincorporation Merger Agreement”), between the Company and Merger Sub, with Merger Sub as the surviving corporation (the “Reincorporation Merger”). At the effective time of the Reincorporation Merger (the “Effective Time”), the Merger Sub was renamed “Rezolute, Inc.” and succeeded to the assets, continued our business and assumed our rights and obligations by operation of law. The Reincorporation Merger Agreement was approved by our shareholders at the 2021 annual meeting of the Company's shareholders held on May 26, 2021.

Consolidation

Prior to February 12, 2021, the Company had three wholly owned subsidiaries consisting of AntriaBio Delaware, Inc., Rezolute (Bio) Ireland Limited, and Rezolute Bio UK, Ltd. On February 12, 2021, the Company filed a certificate of dissolution with the Secretary of State of Delaware to dissolve AntriaBio Delaware, Inc., which was a dormant company with no assets, liabilities or operations. As a result, the Company now has two wholly owned subsidiaries consisting of Rezolute (Bio) Ireland Limited and Rezolute Bio UK, Ltd. The accompanying consolidated financial statements include the accounts of the Company and wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reverse Stock Split

In August 2019, the Company’s Board of Directors approved a reverse stock split that was subject to shareholder approval at a special meeting that was concluded on October 28, 2019. Shareholders approved the proposal whereby the Board of Directors had the ability at any time on or before October 23, 2020 to execute a reverse stock split and set an exchange ratio between 20 and 100 shares of the Company’s outstanding common stock, $0.001 par value per share, into one issued and outstanding share of common stock, without any change in the par value per share or the number of shares of common stock authorized. On October 7, 2020, the Board of Directors approved a one share for every fifty shares reverse stock split of the common stock (the “Reverse Stock Split”), resulting in the filing of a Certificate of Amendment (the “Amendment”) to the Company’s Articles of Incorporation with the Secretary of State of Delaware. The Amendment was effective on October 9, 2020.

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

Comprehensive income (loss) is defined as net income (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under GAAP are reported as separate components of shareholders’ equity instead of net income (loss). For the fiscal years ended June 30, 2021 and 2020, the only component of comprehensive loss was the Company’s net loss as the Company has no items constituting any other comprehensive income (loss).

The Company’s Chief Executive Officer also serves as the Company’s chief operating decision maker (the “CODM”) for purposes of allocating resources and assessing performance based on financial information of the Company. Since its inception, the Company has determined that its activities as a clinical stage biopharmaceutical company are classified as a single reportable operating segment.

REZOLUTE, INC.
Notes to Consolidated Financial Statements

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, determination of the fair value of derivative liabilities for authorized share deficiency, fair value of the embedded derivatives associated with debt financing, fair value of share-based payments and warrants, management’s assessment of going concern, clinical trial accrued liabilities, estimates of the probability and potential magnitude of contingent liabilities, and the valuation allowance for deferred tax assets due to continuing and expected future operating losses. Actual results could differ from those estimates.

Risks and Uncertainties

The Company's operations may be subject to significant risks and uncertainties including financial, operational, regulatory and other risks associated with a clinical stage company, including the potential risk of business failure discussed in Note 2, and the future impact of COVID-19 discussed in Note 10.

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

Property and Equipment

Property and equipment consist solely of office furniture and equipment that is recorded at cost. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets which range from 3 to 5 years. Maintenance and repairs are expensed as incurred.

REZOLUTE, INC.
Notes to Consolidated Financial Statements

Debt Discounts and Issuance Costs

Debt discounts and issuance costs (“DDIC”) incurred to obtain new debt financing or modify existing debt financing consist of incremental direct costs incurred for fees paid to the lender, professional fees and due diligence services. DDIC is presented in the accompanying consolidated balance sheets as a reduction in the carrying value of the debt and is accreted to interest expense using the effective interest method.

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

Nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities are deferred and recognized as expense in the period that the related goods are delivered, or services are performed.

Share-Based Compensation

The Company measures the fair value of employee and director services received in exchange for all equity awards granted, including stock options, based on the fair market value of the award as of the grant date. The Company computes the fair value of stock options using the Black-Scholes-Merton (“BSM”) option pricing model and recognizes the cost of the equity awards over the period that services are provided to earn the award, usually the vesting period. For awards granted which contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized as an expense on a straight-line basis over the requisite service period as if the award was, in substance, a single award. The Company recognizes the impact of forfeitures in the period that the forfeiture occurs, rather than estimating the number of awards that are not expected to vest in accounting for share-based compensation. For stock options that are voluntarily surrendered by employees, all unrecognized compensation is immediately recognized in the period the options are cancelled.

For stock options with vesting that is dependent on achieving certain market, performance and service conditions (“Hybrid Options”), the Company recognizes compensation expense over the requisite service period beginning on the date when the performance condition is considered probable of occurrence. The Company determines the requisite service period as the longest of the derived, implicit and explicit vesting periods for each of the market, performance and service conditions, respectively. If the Hybrid Options do not ultimately become exercisable due to the failure of the option holder to achieve the requisite service period, any previously recognized compensation cost is reversed. However, if the Hybrid Options do not ultimately become exercisable due to the failure to achieve the market condition, previously recognized compensation cost will not be reversed.

Derivative Liability for Authorized Share Deficiency

During periods in which the Company has an inadequate number of authorized shares of common stock to fully settle all outstanding stock options and warrants, the Company did not meet equity classification for all contracts required to be settled in common stock as the Company could be required to settle outside of the Company’s sole control, certain contracts in cash to the extent of the deficiency. In order to determine the specific stock options and warrants that may require cash settlement, the Company adopted an accounting policy to select the stock options and warrants with the earliest issuance dates to compute the estimated fair value of the financial instruments associated with the authorized share deficiency. Fair value of the stock options and warrants associated with the deficiency are computed on the date the deficiency arose, at the end of each reporting period and on the date when the deficiency was cured, using the BSM option-pricing model.

Key assumptions inherent in this valuation model include the historical volatility of the Company’s common stock, the remaining contractual term of the options and warrants, and the market price of our common stock on the valuation date. Changes in these factors from period to period can result in significant increases and decreases in fair value of the derivative liability, with corresponding gains or losses reflected in our operating results for each reporting period. If the Company’s shareholders subsequently approve a sufficient increase in authorized shares or if a sufficient number of shares are cancelled, the Company will no longer include the derivative liability in its balance sheets after the approval date. However, any gains or losses reflected prior to the approval date are not reversed.

REZOLUTE, INC.
Notes to Consolidated Financial Statements

Embedded Derivatives

When the Company enters into a financial instrument such as a debt or equity agreement (the “Host Contract”), the Company assesses whether the economic characteristics of any embedded features would meet the definition of a derivative instrument, and if so whether the features are considered clearly and closely related to the primary economic characteristics of the Host Contract. When it is determined that (i) an embedded feature possesses economic characteristics that are not clearly and closely related to the primary economic characteristics of the Host Contract, and (ii) a separate, stand-alone instrument with the same terms would meet the definition of a financial derivative instrument and cannot be classified in shareholders’ equity, then the embedded feature is bifurcated from the Host Contract and accounted for as a derivative instrument. The estimated fair value of the derivative feature is recorded separately from the carrying value of the Host Contract, with subsequent changes in the estimated fair value recorded as a non-operating gain or loss in the Company’s consolidated statements of operations.

Governmental Assistance

In response to the COVID-19 pandemic discussed in Note 10, the United States government has designed programs to assist businesses in dealing with the financial hardships caused by the pandemic. The Company recognizes the right to receive governmental assistance payments in the period in which all legal requirements necessary have been met and other related conditions on which they depend are substantially met.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted average number of shares of common stock outstanding for each period presented. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and warrants, to the extent dilutive. If the impact is dilutive for the calculation of basic or diluted net income (loss) per share, the Company applies the two-class method of allocating earnings for participating warrants that are entitled to participate in any dividends to holders of shares of common stock.

REZOLUTE, INC.
Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

Standards Required to be Adopted in Future Years. The following accounting standards are not yet effective; management has not completed its full and comprehensive evaluation to determine the impact that adoption these standards may have on the Company’s consolidated financial statements.

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

Note 2 — Liquidity

The Company is in the clinical stage and has not yet generated any revenues. For the fiscal year ended June 30, 2021, the Company incurred a net loss of $20.9 million and net cash used in operating activities amounted to $20.4 million. As of June 30, 2021, the Company had an accumulated deficit of $168.1 million, cash and cash equivalents of $41.0 million and total current liabilities of $2.0 million.

As discussed in Note 7, in December 2020 the Company entered into an Equity Distribution Agreement (the “EDA”) with Oppenheimer & Co. Inc. that provides for an “at the market offering” for the sale of up to $50.0 million in shares of the Company’s common stock. No proceeds were received under this agreement for the fiscal year ended June 30, 2021; however, an aggregate net proceeds of approximately $1.5 million was received by the Company from July 1, 2021 through August 31, 2021 as discussed in Note 15.

As discussed in Note 5, the Company entered into a loan and security agreement in April 2021 that provides for total borrowings up to $30.0 million. The Company received gross proceeds of $15.0 million in April 2021 and the remaining $15.0 million is available subject to satisfaction of certain conditions described in the loan agreement. As a condition of the loan agreement, the Company is required to maintain a restricted cash balance of $5.0 million beginning no later than December 31, 2021. Borrowings under the loan agreement provide for interest at 8.75% plus a variable margin of at least 0.12%. The Company is permitted to make interest-only payments through May 1, 2023, and the maturity date is on April 1, 2026.

As discussed in Note 15, the Company entered into a purchase agreement in August 2021 with Lincoln Park Capital Fund, LLC (“LPC”) that provides for issuances of common stock up to an aggregate of $20.0 million. The Company received aggregate proceeds of $1.0 million under this agreement in August 2021.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Management believes the Company’s existing cash and cash equivalents balance of $41.0 million, and additional proceeds available pursuant to the at-the-market agreement and the purchase agreement with LPC, will be adequate to carry out currently planned activities at least through September 30, 2022.

Note 3 — LEASES

In November 2020, the Company entered into an assignment, assumption and amendment of lease agreement for ancillary office space in Bend, Oregon. The leased space consists of approximately 5,000 square feet and provides for average monthly rent of approximately $8,400 through the expiration date in February 2024. The lease provides one option to renew the lease for an additional three years at market rates. The Company determined it was not reasonably assured that this renewal option would be exercised whereby the resulting lease term was estimated at 40 months. Using a discount rate of 6.0%, the Company recognized an ROU asset and corresponding operating lease liability of approximately $0.3 million at inception of the lease.

As of June 30, 2021 and 2020, the carrying value of all ROU assets and operating lease liabilities was as follows (in thousands):

	2021	2020
Right-of-Use Assets, net	$396	$383

Operating Lease Liabilities:
Current	$265	$245
Long-term	187	165
Total	$452	$410

For the fiscal years ended June 30, 2021 and 2020, operating lease expense was as follows (in thousands):

	2021	2020
Research and development	$268	$188
General and administrative	111	82
Total	$379	$270

As of June 30, 2021, the weighted-average remaining lease term under operating leases was 1.9 years, and the weighted-average discount rate used to determine the operating lease liabilities was 7.4%. For the fiscal year ended June 30, 2021, cash paid for amounts included in the measurement of operating lease liabilities amounted to $0.3 million, which is included in the determination of net cash used in operating activities in the consolidated statement of cash flows.

Future Lease Payments

Future payments under operating lease agreements as of June 30, 2021 are as follows (in thousands):

Fiscal year ending June 30,
2022	$283
2023	117
2024	80

Total lease payments	480
Less imputed interest	(28)

Present value of operating lease liabilities	$452

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Note 4 —License Agreements

Xoma License Agreement

In December 2017, the Company entered into a license agreement (“License Agreement”) with XOMA Corporation (“Xoma”), through its wholly-owned subsidiary, XOMA (US) LLC, pursuant to which Xoma granted an exclusive global license to the Company to develop and commercialize Xoma 358 (formerly X358, now RZ358) for all indications. In January 2019, the License Agreement was amended with an updated payment schedule, as well as revising the amount the Company was required to expend on development of RZ358 and related licensed products, and revised provisions with respect to the Company’s diligence efforts in conducting clinical studies.

On March 31, 2020, the parties entered into Amendment No. 3 to the License Agreement to extend the payment schedule for the remaining balance of approximately $2.6 million. The revised payment schedule provided for seven quarterly payments to be paid from March 31, 2020 through September 30, 2021.

As discussed in Note 7, the Company completed a private placement of equity securities for gross proceeds of $41.0 million in October 2020, which resulted in acceleration of the entire obligation. On October 23, 2020, the Company paid the outstanding balance of $1.4 million. As of June 30, 2021, the Company does not have any remaining balance payable under Amendment No. 3 to the License Agreement. Upon the achievement of certain clinical and regulatory events, the Company will be required to make up to $37.0 million in aggregate milestone payments to Xoma.

In addition to the December 2017 License Agreement between the Company and Xoma, the parties also entered into a stock purchase agreement (“Stock Purchase Agreement”), pursuant to which, Xoma owns approximately 162,000 shares of the Company’s common stock as of June 30, 2021. The Stock Purchase Agreement provided Xoma with the right and option to require the Company to use its best efforts to facilitate orderly sales of the shares to a third party or purchase the shares (the “Put Option”). On November 3, 2020, the Company’s shares of common stock were approved for listing on the Nasdaq Capital Market and the Put Option terminated.

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

Note 5 — Loan and security agreement

On April 14, 2021, the Company entered into a $30.0 million Loan and Security Agreement (the “Loan Agreement”) with SLR Investment Corp. and certain other lenders (the “Lenders”). The Lenders agreed to loan up to $30.0 million in three tranches consisting of (i) a $15.0 million term A loan that was funded on April 14, 2021, (ii) a $7.5 million term B loan to be funded upon request by the Company no later than January 25, 2022, and (iii) a $7.5 million term C loan to be funded upon request by the Company no later than September 25, 2022. Funding of the term B loan is subject to the Company’s ability to obtain at least $35.0 million of equity or subordinated debt financing by January 2022 and the achievement of certain clinical milestones related to RZ358 and RZ402. Funding of the term C loan is subject to the Company’s ability to (i) meet the conditions for funding the term B loan, and (ii) obtaining an additional $35.0 million of equity or subordinated debt financing, and the achievement of certain additional clinical milestones related to RZ358 and RZ402 by September 2022. Each term loan has a maturity date of April 1, 2026 (the “Maturity Date”).

REZOLUTE, INC.

Notes to Consolidated Financial Statements

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

Outstanding borrowings bear interest at a floating rate equal to (a) 8.75% per annum plus (b) the greater of (i) the rate per annum published by the Intercontinental Exchange Benchmark Administration Ltd. (“IEBA”) for a term of one month and (ii) 0.12% per annum. For the period from April 14, 2021 through June 30, 2021, the IEBA rate for a term of one month was approximately 0.12% per annum. Therefore, the contractual rate was 8.87% as of June 30, 2021. The Company is permitted to make interest-only payments on each term loan through May 1, 2023. At the Company’s request, the interest-only period can be extended until May 1, 2024, if the Company obtains at least $70.0 million of equity or subordinated debt financing by September 2022 and no event of default shall have occurred. The Company will be required to make monthly payments of principal and interest commencing at the end of the interest-only period.

The Company is obligated to pay the Lenders (i) a non-refundable facility fee in the amount of 1.00% of each term loan that is funded (the “Facility Fee”), and (ii) a final fee equal to 4.75% of the aggregate amount of the term loans funded (the “Final Fee”). As of June 30, 2021, the Company incurred debt discounts for an aggregate of $1.7 million that consisted of $0.5 million for financial advisory and legal fees, an aggregate of $0.8 million for the Facility Fee and the Final Fee, and an aggregate of $0.4 million as an exit fee accounted for as an embedded derivative and a prepayment fee related to the term A loan. The Final Fee is payable upon the earliest to occur of (i) the Maturity Date, (ii) the acceleration of the term loans, and (iii) the prepayment of the term loans. The total debt discount of $1.7 million related to the term A loan is being accreted to interest expense using the effective interest method which results in an overall current effective interest rate of 12.6% as of June 30, 2021.

Concurrently with the execution of the Loan Agreement, the Company entered into an exit fee agreement (the “Exit Fee Agreement”) that provides for a fee of 4.00% of the funded principal balance of each term loan in the event certain transactions (defined as “Exit Events”) occur prior to April 13, 2031. Exit Events include, but are not limited to, sales of substantially all assets, certain mergers, change of control transactions, and issuances of common stock that result in new investors owning more than 35% of the Company’s shares. As of April 14, 2021, the Company allocated a portion of the proceeds from the term A loan to recognize a liability for the fair value of this embedded derivative for approximately $354,000. Fair value was determined based on the Company’s strategic corporate development plans it has performed a detailed evaluation of the different types of Exit Events that could occur and using a discounted rate equivalent to the effective rate for the term A loan. Fair value of this embedded derivative is assessed at the end of each reporting period with changes in fair value recognized as a nonoperating gain or loss. As of June 30, 2021, there was a change in fair value of $5,869 recorded as a non-operating loss on change in fair value of embedded derivative.

The Company has the option to prepay all, but not less than all, of the outstanding principal balance of the term loans. In the event of a voluntary or mandatory prepayment prior to the Maturity Date, the Company will incur a prepayment fee ranging from 1.00% to 3.00% of the outstanding principal balance.

The Company’s obligations under the Loan Agreement are secured by a first-priority security interest in substantially all the Company’s assets, including its intellectual property. This security interest will not be released until all obligations are repaid, including a requirement to pay an Exit Fee of $0.6 million for certain fundamental transactions that may occur through April 13, 2031. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, and a default upon the occurrence of a material adverse change affecting the Company. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balance, and the Lenders may declare all outstanding obligations immediately due and payable and exercise all their rights and remedies as set forth in the Loan Agreement.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

As of June 30, 2021, the Company had outstanding contractual obligations under the Loan Agreement consisting of the principal balance of $15.0 million and the Final Fee of $0.7 million for a total of $15.7 million. After deducting the unaccreted discount of $1.7 million, the net carrying value was $14.0 million as of June 30, 2021. Future minimum principal payments and the net carrying value of the term A loan is as follows as of June 30, 2021 (in thousands):

Fiscal year ending June 30,
2022	$-
2023	833
2024	5,000
2025	5,000
2026	4,880
Total contractual payments	15,713
Less unaccreted debt discount	(1,745)
Net carrying value	$13,968

Note 6 — DERIVATIVE LIABILITY FOR AUTHORIZED SHARE DEFICIENCY

As discussed in Note 7, the Company reduced the number of its authorized shares of common stock from 500.0 million shares to 10.0 million shares as of February 17, 2021. At the time of this change, the Company had approximately 8.4 million shares of common stock issued and outstanding, plus approximately 2.4 million shares that were required to be reserved for issuance pursuant to the Company’s stock option plans and outstanding warrant agreements. Accordingly, a total of 10.8 million shares were required to be authorized, which resulted in a deficiency of approximately 0.8 million shares that were unavailable to settle outstanding stock options and warrants as of February 17, 2021. Since the Company could have been required to settle in cash for up to 0.8 million shares, liability classification for these instruments was required beginning on February 17, 2021.

The Company’s accounting policy provided for selection of the stock options and warrant agreements with the earliest issuance dates to compute the estimated fair value of the financial instruments associated with the authorized share deficiency. These stock options and warrants were generally those with the highest exercise prices that were least likely to be exercised. The fair value of such stock options and warrants amounted to $3.6 million, which was reclassified from shareholders’ equity to a derivative liability as of February 17, 2021. As a result of the expiration of stock options and warrants for approximately 0.1 million shares from February 2021 through May 2021, the authorized share deficiency was reduced to approximately 0.7 million shares as of May 26, 2021, when the Company’s shareholders approved an increase in authorized shares from 10.0 million shares to 40.0 million shares.

Presented below is a summary of the derivative liability associated with the stock options and warrants that were subject to the Company’s accounting policy as of February 17, 2021 and May 26, 2021 (in thousands, except per share amounts):

	February 17, 2021			May 26, 2021
	Stock			Stock
	Options	Warrants	Total	Options	Warrants	Total
Number of shares	253	527	780	212	521	733
Weighted average fair value per share	$6.46	$3.71	$4.60	$4.42	$1.65	$2.45

Fair value of derivative liability	$1,638	$1,953	$3,591	$935	$861	$1,796

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Due to the reduction in fair value of the derivative liability from $3.6 million as of February 17, 2021 to $1.8 million as of May 26, 2021, the Company recognized a non-cash change in fair value of approximately $1.8 million in the accompanying consolidated statements of operations for the fiscal year ended June 30, 2021. The primary factor that resulted in this gain was a reduction in the market price in the Company's common stock from $11.99 per share on February 17, 2021 to $7.69 per share on May 26, 2021 when the authorized share deficiency was cured. Fair value of the stock options and warrants set forth above was determined using the BSM option-pricing model with the following weighted-average assumptions as of February 17, 2021 and May 26, 2021:

	February 17, 2021			May 26, 2021
	Stock			Stock
	Options	Warrants	Total	Options	Warrants	Total
Market price of common stock	$11.99	$11.99	$11.99	$7.69	$7.69	$7.69
Exercise price	$84.19	$63.88	$70.48	$69.96	$63.67	$65.49
Risk-free interest rate	0.6%	0.1%	0.3%	1.0%	0.2%	0.4%
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Remaining contractual term (years)	4.6	1.5	2.5	5.2	1.3	2.4
Historical volatility	112.6%	123.5%	119.9%	119.1%	99.6%	105.2%

Note 7 — SHAREHOLDERs’ Equity

Changes in Authorized Capital Stock

For the period from April 24, 2019 through February 16, 2021, the Company was authorized to issue 500.0 million shares of common stock and 20.0 million shares of preferred stock. On February 17, 2021, the Company filed a certificate of correction (the “Charter Revision”) with the Secretary of State of Delaware that changed the number of authorized shares of common Stock from 500.0 million shares to 10.0 million shares. The Charter Revision also reduced the number of authorized shares of preferred stock from 20.0 million shares to 0.4 million shares on February 17, 2021. In connection with the Reincorporation Merger discussed in Note 1, the Company’s shareholders approved an increase in authorized shares from 10.0 million shares to 40.0 million shares of common stock as of June 18, 2021. Accordingly, as of June 30, 2021 the Company is authorized to issue 40.0 million shares of common stock and 0.4 million shares of preferred stock.

Reverse Stock Split

As discussed in Note 1, the Company effected a Reverse Stock Split on October 9, 2020. All references in the accompanying consolidated financial statements to the number of shares of common stock and per share amounts have been retroactively adjusted to give effect to the Reverse Stock Split.

Equity Distribution Agreement

On December 18, 2020, the Company and Oppenheimer & Co. Inc. (the “Agent”) entered into an EDA that provides for an “at the market offering” for the sale of up to $50.0 million in shares of the Company’s common stock (the “Placement Shares”) through the Agent. The Agent is acting as sales agent and is required to use commercially reasonable efforts to sell all of the Placement Shares requested to be sold by the Company, consistent with the Agent’s normal trading and sales practices, on mutually agreed terms between the Agent and the Company. The EDA will terminate when all of the Placement Shares have been sold, or earlier upon the election of either the Company or the Agent.

The Company has no obligation to sell any of the Placement Shares under the EDA. The Company intends to use the net proceeds, if any, from Placement Shares sold under the EDA for general corporate purposes, including working capital. Under the terms of the EDA, the Company agreed to pay the Agent a commission equal to 3.0% of the gross sales price of the Placement Shares plus certain expenses incurred by the Agent in connection with the offering. Through June 30, 2021, no shares were sold pursuant to the EDA and no commissions were incurred. As of June 30, 2021, deferred offering costs incurred by the Company amounted to an aggregate of $0.2 million that is included under the caption deferred offering costs and other in the accompanying consolidated balance sheet.

Fiscal 2021 Equity Financing

On September 15, 2020, the Company entered into financial advisory agreements to undertake a private placement of equity or equity equivalent securities (the “Fiscal 2021 Equity Financing”). Pursuant to the financial advisory agreements, the Company agreed to pay transaction fees to the financial advisors for an aggregate of 6.0% of the gross proceeds plus out-of-pocket expenses. In addition, for any financing completed within 60 days of the closing of the Fiscal 2021 Equity Financing, the financial advisors were entitled to additional transaction fees equal to 6.0% of the gross proceeds. As of June 30, 2021, the advisory agreements were no longer active.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

On October 9, 2020, the Company completed the Fiscal 2021 Equity Financing through the sale of units (the “Units”) consisting of (i) approximately 2.5 million shares of common stock, and (ii) warrants entitling the holders to purchase approximately 0.8 million shares of common stock. The warrants are exercisable at $19.50 per share for a period of seven years, may be exercised on a cash or cashless basis at the election of the holders, and holders are entitled to share in any dividends or distributions payable to holders of common stock on an as-converted basis (the “Participating Warrants”).

The Units were issued for a purchase price of $16.50 per unit, resulting in gross proceeds of $41.0 million. Pursuant to the financial advisory agreements, the Company paid transaction fees of $2.5 million, and costs for professional fees and other offering costs amounted to approximately $1.1 million. After deducting the financial advisory fees and other offering costs, the estimated net proceeds amounted to approximately $37.4 million. Pursuant to the terms of the Fiscal 2021 Equity Financing, the Company executed the Reverse Stock Split of fifty shares into one share as discussed in Note 1 and agreed to enable trading of its common stock on the Nasdaq Capital Market, whereby the Company’s listing application was approved by Nasdaq on November 3, 2020. The Company also entered into a registration rights agreement (“RRA”), pursuant to which the Company agreed to use commercially reasonable efforts to register (i) the shares of common stock included in the Units, and (ii) the shares of common stock issuable upon exercise of the warrants. The Company successfully registered the Units on November 27, 2020.

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

On June 19, 2019, the Company entered into a financial advisory agreement to undertake a private placement (the “Fiscal 2020 Private Placement”) of (i) the shares of common stock issuable under the H&G call options for a total of $20.0 million, plus (ii) up to $10.0 million of equity or equity equivalent securities to be issued to other investors. On July 23, 2019, the Company entered into purchase agreements whereby H&G exercised their call options to purchase an aggregate of approximately 1.4 million shares of common stock for gross cash proceeds of $20.0 million at a purchase price of $14.50 per share. In addition, during July and August 2019 other investors purchased an aggregate of approximately 279,000 shares of common stock at a purchase price of $14.50 per share for gross cash proceeds of $4.1 million. Pursuant to the financial advisory agreement, the Company paid a fee of 6.0% of the gross proceeds received from the Fiscal 2020 Private Placement. The total advisory fees and other offering costs amounted to approximately $1.5 million, resulting in net proceeds of $22.6 million for the year ended June 30, 2020.

Restricted Cash

In connection with the Fiscal 2020 Private Placement, one of the investors purchased approximately 262,000 shares of common stock for gross proceeds of $3.8 million. The Company agreed to spend the proceeds for research and development related to RZ358 or for the Company’s planned uplisting of its common stock to a national stock exchange. For the year ended June 30, 2020, the Company expended the entire amount of the restricted cash proceeds on qualified activities whereby there were no restrictions on cash balances as of June 30, 2020.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Note 8 — SHARE-Based Compensation and Warrants

Stock Option Plans

Presented below is a summary of the number of shares authorized, outstanding, and available for future grants under each of the Company’s stock option plans as of June 30, 2021 (in thousands):

	Termination	Number of Shares
Description	Date	Authorized	Outstanding	Available
2014 Plan	March 2019	2	2	-
2015 Plan	February 2020	51	51	-
2016 Plan	October 2021	327	327	-
2019 Plan	July 2029	200	200	-
2021 Plan	March 2030	1,200	705	495
Total		1,780	1,285	495

The Company currently has one active stock option plan, the 2021 Equity Incentive Plan (the “2021 Equity Plan”). On March 31, 2021, the Company’s Board of Directors adopted the 2021 Equity Plan that will terminate on March 31, 2030. On May 26, 2021, the 2021 Equity plan was approved by the Company’s shareholders with authority to issue up to 1.2 million shares of common stock. Pursuant to the 2021 Equity Plan, no awards may be granted under the four legacy stock option plans shown in the table above, but all outstanding awards previously granted under those plans shall remain outstanding and subject to the terms of the respective plans. Stock options outstanding under these plans expire pursuant to their contractual provisions on various dates through 2031.

June 2021 Grants

On June 14, 2021, the Board of Directors granted stock options for an aggregate of approximately 0.7 million shares of common stock to certain officers, employees and independent directors at an exercise price of $12.28 per share (the “June 2021 Grants”). Stock options for an aggregate of approximately 0.5 million shares were granted to the Company’s chief executive officer, independent directors and employees with less than one year of service that provide for vesting of 1/36th of the total award each month commencing on July 1, 2021, and stock options for approximately 0.2 million shares granted to employees with more than one year of service that provided for vesting of 25% of the award on grant date with the remainder of the award vesting for approximately 2.1% the total award each month until full vesting occurs. The aggregate fair value of the June 2021 Grants was $7.3 million, of which $0.6 million was recognized in June 2021 and the remaining $6.7 million will be recognized over the respective vesting periods.

Stock Option Cancellations

Certain outstanding stock options held by officers and other employees of the Company were either subject to restrictive vesting terms (requiring a sustained increase in market price to $29.00 per share before vesting commenced) or that had relatively high exercise prices ranging from $50.00 to $103.00 per share. On June 29, 2021, three officers of the Company voluntarily surrendered their awards for approximately 0.3 million shares for no consideration. The previously unrecognized compensation cost for these awards amounted to approximately $0.7 million that was charged to expense on the date of cancellation.

Hybrid Options

In July 2019, the Company granted employee stock options for approximately 0.2 million shares that commence vesting upon the achievement of market, performance and service conditions (“Hybrid Options”). The Hybrid Options will become exercisable when all of the following have occurred: (i) the option recipient has been employed by the Company for at least one year, (ii) the Company’s shares of common stock have been listed for trading on a national stock exchange, and (iii) such date no later than July 31, 2023, when the Company’s closing stock price exceeds $29.00 per share for 20 trading days in any consecutive 30-day period. Total unrecognized compensation cost, net of forfeitures, for the Hybrid Options amounted to approximately $1.9 million as of November 3, 2020 when the performance condition to obtain a listing on a national stock exchange was achieved. Prior to this date, no compensation cost had been recognized for the Hybrid Options since it was not considered probable that the performance condition would be achieved. Upon achievement of the performance condition, the Company recognized compensation cost of approximately $0.5 million for the period from the grant date through November 3, 2020.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Stock Options Outstanding

The following table sets forth a summary of the combined stock option activity under all of the Company’s stock option plans for the fiscal years ended June 30, 2021 and 2020 (shares in thousands):

	2021			2020
	Shares	Price (1)	Term (2)	Shares	Price (1)	Term (2)
Outstanding, beginning of fiscal year	963	$33.06	8.1	277	$79.88	6.4
Stock options granted:
Awards with time-based vesting	713	12.41		497	14.50
Awards with performance-based vesting	-	-		225	14.50
Stock options cancelled:
Awards with time-based vesting	(146)	69.66		-	-
Awards with performance-based vesting	(128)	14.50		-	-
Stock options forfeited:
Awards with time-based vesting	(82)	86.72		(25)	24.39
Awards with performance-based vesting	(35)	14.50		(11)	14.50
Outstanding, end of fiscal year	1,285	16.35	8.7	963	33.06	8.1

Vested, end of fiscal year	440	23.07	7.1	431	53.14	6.9

_________________

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term until the stock options expire.

For the fiscal year ended June 30, 2021, the aggregate fair value of stock options granted for approximately 0.7 million shares of common stock that provide solely for time-based vesting, amounted to $7.5 million or approximately $10.47 per share as of the grant dates. For the fiscal year ended June 30, 2020, the aggregate fair value of stock options granted for approximately 0.5 million shares of common stock that provide solely for time-based vesting, amounted to $4.2 million or approximately $8.38 per share as of the grant date. For the fiscal year ended June 30, 2020, the aggregate fair value of stock options granted for approximately 0.2 million shares of common stock that provide for hybrid vesting, amounted to $2.1 million or approximately $9.51 per share as of the grant date. Fair value was computed using the BSM option-pricing model and will result in the recognition of compensation cost ratably over the expected vesting period of the stock options. For the fiscal years ended June 30, 2021 and 2020, the fair value of stock options that provide for time-based and hybrid vesting was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions:

	2021	2020
	Time-Based	Time-Based	Hybrid
Market price of common stock on grant date	$12.41	$10.23	$10.61
Expected volatility	118%	118%	118%
Risk free interest rate	0.9%	1.9%	2.0%
Expected term (years)	5.7	5.7	8.0
Dividend yield	0%	0%	0%

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Share-based compensation expense is included in compensation and benefits under the following captions in the consolidated statements of operations for the fiscal years ended June 30, 2021 and 2020 (in thousands):

	2021	2020
Research and development	$1,880	$1,589
General and administrative	2,085	1,728
Total	$3,965	$3,317

Unrecognized share-based compensation expense for stock options that provide solely for time-based vesting as of June 30, 2021 was approximately $7.9 million. This amount is expected to be recognized over a remaining weighted average period of 2.7 years. As of June 30, 2021, unrecognized compensation of $0.3 million related to the remaining Hybrid Options is being recognized ratably over a weighted average term of 3.1 years.

Warrants

The Company has issued warrants to purchase shares of common stock in conjunction with various debt and equity financings and for services. As of June 30, 2021 and 2020, all of the warrants are vested. For the fiscal years ended June 30, 2021 and 2020, no warrants were exercised. Presented below is a summary of grants and expirations for the fiscal years ended June 30, 2021 and 2020 (shares in thousands):

	2021				2020
	Shares		Price (1)	Term (2)	Shares		Price (1)	Term (2)
Outstanding, beginning of fiscal year	618		$57.46	2.3	920		$66.80	3.4
Warrants issued	820	(4)	19.50		14	(3)	14.50
Warrant expirations	(186)		82.39		(316)		82.78
Outstanding, end of fiscal year	1,252		28.91	4.8	618		57.46	2.3

_______________

(1)	Represents the weighted average exercise price.

(2)	Represents the weighted average remaining contractual term for the number of years until the warrants expire.

(3)	Represents warrants granted for consulting services in November 2019 with an expiration date in November 2024. The fair value of the warrants of $67,000 was determined using the BSM option-pricing model. Since the warrants were immediately vested, this entire amount is included in consulting and outside services under research and development expenses for the fiscal year ended June 30, 2020. Key assumptions for the valuation of these warrants included the closing price of the Company’s shares of common stock of $14.50 on the grant date, the exercise price of $6.50 per share, historical volatility of 119%, and an expected term of 5.0 years.

(4)	Represents warrants granted in connection with the Fiscal 2021 Equity Financing on October 9, 2020 as discussed in Note 7. The warrants are exercisable at $19.50 per share for a period of 7 years and may be exercised on a cash or cashless basis at the election of the holder.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Note 9 — Income Taxes

Income Tax Expense

For the fiscal years ended June 30, 2021 and 2020, the reconciliation between the income tax benefit computed by applying the statutory U.S. federal income tax rate to the pre-tax loss before income taxes, and total income tax expense recognized in the financial statements is as follows (in thousands):

	2021	2020
Income tax benefit at statutory U.S. federal rate	$4,389	$4,270
Income tax benefit attributable to U.S. states	1,584	1,420
Impact of reduction in Colorado tax rate	(42)	-
Non-taxable derivative gains	377	-
Non-deductible expenses	(2)	(12)
Stock option expirations	(3,700)	(52)
Other	(4)	392
Change in valuation allowance	(2,602)	(6,018)
Total income tax expense	$-	$-

For the fiscal years ended June 30, 2021 and 2020, the Company did not recognize any current income tax expense or benefit due to a full valuation allowance on its deferred income tax assets.

Deferred Income Tax Assets and Liabilities

As of June 30, 2021 and 2020, the income tax effects of temporary differences that give rise to significant deferred income tax assets and liabilities are as follows (in thousands):

	2021	2020
Deferred income tax assets:
Net operating loss carryforwards	$26,985	$21,651
Intangible assets	4,971	5,182
Share-based compensation	2,001	4,592
Start-up and organizational expenses	176	203
Accrued expenses and other	143	47

Total deferred income tax assets	34,276	31,675
Valuation allowance for deferred income tax assets	(34,276)	(31,674)
Net deferred income tax assets	-	1

Deferred income tax liability- property, equipment and other	-	(1)

Net deferred income tax assets	$-	$-

For the fiscal year ended June 30, 2021, the valuation allowance increased by $2.6 million, primarily as a result of the increase in net operating losses. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

NOL Carryforwards and Other Matters

The Company files income tax returns in the U.S. federal jurisdiction and in several states including California, Colorado, and Oregon. The Company’s federal and state tax returns for the 2018 fiscal year and forward are subject to examination by taxing authorities. As of June 30, 2021, the Company has U.S. federal NOL carryforwards of approximately $104.4 million, of which approximately $49.8 million does not expire and $54.6 million will begin to expire in 2031. Additionally, the Company has Colorado and California NOL carryforwards that begin to expire in 2031.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Federal and state laws impose substantial restrictions on the utilization of NOL carryforwards in the event of an ownership change for income tax purposes, as defined in Section 382 of the Internal Revenue Code (“IRC”). Pursuant to IRC Section 382, annual use of the Company’s NOL carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382 analysis regarding the limitation of NOL carryforwards. However, it is possible that past ownership changes will result in the inability to utilize a significant portion of the Company’s NOL carryforward that was generated prior to any change of control. The Company’s ability to use its remaining NOL carryforwards may be further limited if the Company experiences an IRC Section 382 ownership change in connection with future changes in the Company’s stock ownership.

The Company did not have any unrecognized tax benefits as of June 30, 2021 and 2020. The Company’s policy is to account for any interest expense and penalties for unrecognized tax benefits as part of the income tax provision. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within the next twelve months.

Note 10 — Commitments and Contingencies

Commitments

Please refer to Note 4 for further discussion of commitments to make milestone payments and to pay royalties under license agreements with Xoma and ActiveSite.

COVID-19

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China, and by March 2020 the spread of the virus had resulted in a world-wide pandemic. The U.S. economy has been largely shut down by mass quarantines and government mandated stay-in-place orders to halt the spread of the virus. While these orders are being lifted gradually, a full recovery of the U.S. economy may not occur until 2022 or later. Federal and state governments in the U.S. have approved funding for many programs that may provide financial assistance to individuals and businesses. The Company intends to pursue all material types of government assistance that it may be entitled to. For the fiscal year ended June 30, 2021, the Company qualified for employee retention credits from the U.S. government that resulted in total benefits of approximately $0.5 million that are included in non-operating income in the accompanying consolidated statement of operations. No assurance can be provided that the Company will qualify and realize any additional benefits from such assistance.

COVID-19 has resulted in an economic environment that is unfavorable for many businesses to pursue new equity financings. Accordingly, the current economic environment is expected to present greater challenges for the Company to obtain additional funding for its clinical programs on terms that are acceptable to the Company’s Board of Directors.

In February 2020, the Company announced the initiation of its Phase 2b trial in Congenital Hyperinsulinism (“HI”). New site initiation and enrollment resumed during the fiscal quarter ended December 31, 2020. However, similar to many other clinical studies conducted by other companies throughout the world, effects of the pandemic remain uncertain, and no guarantees can be made that future site initiation or enrollment will not be encountered again. There are no mitigation strategies we can employ to help avoid potential timeline delays should there be an extended enrollment pause due to COVID-19. The long-term effects of COVID-19 are expected to require additional safeguards to protect patients and staff engaged in clinical activities, and extended periods of time required to complete clinical trials, both of which are expected to result in higher overall costs. While the current business disruption is expected to be temporary, the long-term financial impact and the duration cannot be reasonably estimated at this time.

Registration Rights Agreement

In connection with the Purchase Agreement further discussed in Note 15, the Company entered into a Registration Rights Agreement whereby it agreed to register all the shares issuable under the facility. The Company filed a prospectus supplement to meet this obligation.

Employment Agreements

As of June 30, 2021, the Company was subject to employment agreements with two officers and an employee that provide for aggregate annual base salaries of $0.9 million. In the event the Company terminates employment of the officers without cause, severance benefits include (i) between six months and three years of base salary, (ii) 150% of annual target bonuses applicable to the terminated executive, and (iii) continuation of certain medical and dental benefits. In addition, vesting is accelerated for unvested stock options that would have otherwise vested during the period that the severance benefits are paid out.

401(k) Plan

The Company has a defined contribution employee benefit plan under section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all eligible employees who are entitled to participate six months after commencement of employment. The Company matches contributions up to 4% of the participating employee’s compensation with such matching contributions vested immediately. Total contributions by the Company to the 401(k) Plan amounted to approximately $0.1 million for each of the fiscal years ended June 30, 2021 and 2020.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations. At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal fees are expensed as incurred.

Note 11 — Related Party Transactions

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

Master Services Agreement

Effective July 1, 2019, the Company entered into a Master Services Agreement (“MSA”) with Handok, Inc. and Genexine, Inc. whereby the Company agreed to assist in an evaluation of their joint venture for a long-acting growth hormone program referred to as GX-H9. For the fiscal year ended June 30, 2020, the Company billed an aggregate of $0.2 million under the MSA, including $0.1 million for employee services and $0.1 million for reimbursable expenses. Amounts received under the MSA for employee services are reflected as a reduction of research and development compensation costs in the accompanying consolidated statement of operations for the fiscal year ended June 30, 2020. No amounts were billed under the MSA for the fiscal year ended June 30, 2021.

Note 12 — SUPPLEMENTAL FINANCIAL INFORMATION

Property and Equipment

Property and equipment consist of the following as of June 30, 2021 and 2020 (in thousands):

	2021	2020
Office furniture and equipment	$56	$47
Less accumulated depreciation	(27)	(14)

Total	$29	$33

Depreciation expense related to property and equipment amounted to approximately $13,000 and $11,000 for the fiscal years ended June 30, 2021 and 2020, respectively.

Employee Termination Benefits

In March 2021, the Company entered into a severance agreement with an officer of the Company that provides for aggregate payments of $0.2 million paid in monthly installments from March 2021 through September 2021. The severance agreement also resulted in the modification of certain stock options that were permitted to continue vesting through September 2021, whereby an aggregate of 46,250 stock options exercisable at a weighted average price of $18.17 will now expire in December 2021. Absent the modification, stock options for an aggregate of 38,750 vested shares would have expired in June 2021 and stock options for 7,500 never would have vested. The Company accounted for the modification of the original awards, whereby compensation cost was remeasured on the date of the modification that resulted in an increase in fair value of the modified awards for $0.1 million. Accordingly, an aggregate charge of $0.3 million related to severance costs and the modification of stock options is included in compensation expense under general and administrative expenses in the accompanying consolidated statements of operations for the fiscal year ended June 30, 2021.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

For the fiscal year ended June 30, 2021, activity affecting the accrued liability for severance benefits is summarized as follows (in thousands):

Accrued severance, beginning of period	$-
Severance expense incurred	201
Cash payments	(124)

Accrued severance, end of period	$77

The liability for accrued severance costs is included in accrued compensation and benefits in the accompanying consolidated balance sheet as of June 30, 2021.

Note 13 — Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. For the fiscal years ended June 30, 2021 and 2020, basic and diluted net loss per share were the same since all common stock equivalents were anti-dilutive. As of June 30, 2021 and 2020, the following potential common stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

	2021	2020
Stock options	1,285	963
Warrants	1,252	618

Total	2,537	1,581

As discussed in Note 7 under the caption Fiscal 2021 Equity Financing, the Company issued Participating Warrants whereby the holders are entitled to share in any dividends or distributions payable to holders of common stock on an as-converted basis. Accordingly, the calculation of basic and diluted EPS requires use of the two-class method whereby earnings for the reporting period are required to be allocated between the holders of common stock and the Participating Warrants if the impact is dilutive. This allocation is required regardless of whether a dividend is declared for any such undistributed earnings. As a result of the Company’s net loss for the fiscal year ended June 30, 2021, the use of the two-class method was not required since the impact was antidilutive.

NOTE 14 — FINANCIAL INSTRUMENTS AND SIGNFICANT CONCENTRATIONS

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

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Level 3—Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at measurement date.

The embedded derivative liabilities discussed in Note 5 were classified under Level 3 and were required to be measured at fair value on a recurring basis beginning on April 14, 2021. Fair value was determined based on management’s assessment of the probability and timing of occurrence for the embedded derivatives using a discounted rate equal to the effective interest rate for the term A loan.

The derivative liability for authorized share deficiency discussed in Note 6 was also classified under Level 3. This liability was required to be measured at fair value on a recurring basis from February 17, 2021 until May 26, 2021 when the deficiency was cured. Key valuation assumptions are summarized in Note 6.

The following tables set forth a summary of changes in the fair value of the Company’s derivative liabilities for which fair value was determined by Level 3 inputs (in thousands):

	Authorized	Embedded
	Shares	Derivatives
Balance, June 30, 2020	$-	$-
Fair value of derivative liabilities incurred:
Authorized share deficiency on February 17, 2021	3,591	-
Embedded derivatives on April 14, 2021	-	381
Changes in fair value of authorized share derivative liability	(1,795)	-
Fair value of authorized shares derivative liability reclassified to equity on May 26, 2021	(1,796)	-
Changes in fair value of embedded derivative liability	-	6

Balance, June 30, 2021	$-	$387

Due to the relatively short maturity of the respective instruments, the fair value of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximated their carrying values as of June 30, 2021 and 2020. The Company did not have any other assets and liabilities measured at fair value as of June 30, 2021 and 2020. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the fiscal years ended June 30, 2021 and 2020, the Company did not have any transfers of its assets or liabilities between levels of the fair value hierarchy.

Fair Value of Debt

Management believes the interest rate and other provisions of the Company’s term loan approximates the rate at which the Company could obtain alternative financing. Therefore, the carrying amount of the term loan approximated its fair value as of April 14, 2021 and June 30, 2021.

Significant Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains its cash and cash equivalents at high-quality financial institutions. For the fiscal years ended June 30, 2021 and 2020, cash deposits exceeded the amount of federal insurance provided on such deposits. As of June 30, 2021 and 2020, the Company had cash, and cash equivalents with a single financial institution with a balance of $41.0 million and $10.0 million, respectively. The Company has never experienced any losses related to its investments in cash and cash equivalents.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Note 15 — Subsequent Events

Equity Issuances under EDA

For the period from July 1, 2021 through August 31, 2021, the Company sold 138,388 shares of its common stock pursuant to the EDA discussed in Note 7 for net proceeds of approximately $1.5 million.

LPC Purchase Agreement

In August 2021, the Company entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the "RRA") with LPC, which provides that the Company may sell to LPC up to $20.0 million of shares (the “Purchase Shares”) of its common stock. The Company concurrently filed a prospectus supplement with the SEC to register the shares issuable under the Purchase Agreement. The aggregate number of shares that the Company can sell to LPC under the Purchase Agreement may not exceed 1,669,620 shares of common stock, subject to certain exceptions set forth in the Purchase Agreement.

LPC’s initial purchase consisted of 95,708 Purchase Shares at a purchase price of approximately $10.45 per share for a total purchase price of $1.0 million and the Company issued the commitment shares for 33,799 shares of common stock to LPC as an initial fee for its commitment to purchase shares of our common stock under the Purchase Agreement. Subject to the terms of the Purchase Agreement, the Company has the right, in its sole discretion, to present LPC with a purchase notice (a “Regular Purchase Notice”), directing LPC to purchase up to 25,000 Purchase Shares (a “Regular Purchase”), which amounts may be increased under certain circumstances. LPC’s committed obligation under any single Regular Purchase generally will not exceed $2.0 million. The Purchase Agreement provides for a purchase price per Purchase Shares for each Regular Purchase (the “Purchase Price”) equal to the lesser of (i) the lowest sale price of the common stock on the Nasdaq Capital Market (“NCM”) on the purchase date of such shares; and (ii) the average of the three lowest closing sale prices for the common stock traded on the NCM during the ten consecutive business days ending on the business day immediately preceding the purchase date of such shares.

In addition, on any date on which the Company submits a Regular Purchase Notice for the maximum amount allowed for such a Regular Purchase to LPC, the Company also has the right, in its sole discretion, to present LPC with an accelerated purchase notice (an “Accelerated Purchase Notice”), directing LPC to purchase an amount of Purchase Shares (an “Accelerated Purchase”), which number of Purchase Shares will not exceed the lesser of (i) 300% of the number of shares purchased pursuant to such Regular Purchase Notice and (ii) 30% of the total volume of shares of the common stock traded on the NCM during the Accelerated Purchase period. The Purchase Price per Purchase Share for each such Accelerated Purchase will be equal to the lesser of 97% of (i) the volume-weighted average price of the common stock on the NCM during the applicable Accelerated Purchase period on the applicable Accelerated Purchase date; and (ii) the closing sale price of the common stock on the NCM on the applicable Accelerated Purchase date.

Pursuant to the RRA, the Company agreed to maintain effectiveness of the registration statement and the related prospectus supplement within prescribed deadlines set forth in the RRA. In addition, the Company is required to use its reasonable best efforts to secure and maintain its listing of the Purchase Shares on the Nasdaq Capital Market. LPC has no obligation to purchase shares under the Purchase Agreement unless the Company complies with the terms of the RRA.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control—Integrated Framework. Based on that assessment under those criteria, our management has determined that, as of June 30, 2021, our internal control over financial reporting was not effective due to two material weakness’ in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

The first material weakness identified by management is that due to our limited number of employees, we have not adequately segregated certain duties to prevent employees from overriding the internal control system. During our fiscal year ended June 30, 2021, we hired a VP of Finance and we implemented additional procedures to improve our segregation of duties. However, without hiring additional personnel we have been unable to fully remediate this material weakness. We cannot provide assurance that these or other measures will eventually result in the elimination of the material weakness described above.

In March 2021, we identified a second material weakness that resulted from ineffective treasury controls over review of outstanding authorized shares and requirements for all securities and contracts to issue common shares to ensure adequate authorized shares exist. This material weakness occurred in February 2021 when we decided to file a Charter Revision that changed our authorized shares of capital stock in the same 50 shares for one share ratio that applied to our issued shares of common stock, stock options and warrants pursuant to a reverse stock split that was effected in October 2020. The impact of this adjustment caused an immediate reduction in our authorized shares of common stock from 500,000,000 shares to 10,000,000 shares. Accordingly, after the Charter Revision we did not have a sufficient number of authorized shares of common stock in the event that all of our outstanding stock options and warrants are subsequently exercised.

On May 26, 2021, our shareholders voted to approve motions to reincorporate from the state of Delaware to the state of Nevada and to increase our authorized shares of common stock from 10,000,000 shares to 40,000,000 shares. Accordingly, the authorized share deficiency that occurred in February 2021 was cured on May 26, 2021, such that we have an adequate number of shares of common stock whereby all outstanding stock options and warrants may be exercised in exchange for shares of common stock. In addition to the shareholder approvals to reincorporate and increase our authorized shares, we are implementing procedures to ensure that our Board of Directors provides explicit approval for all future charter amendments, and all future issuances of shares of our common stock and any warrants and stock options that are not subject to a plan approved by our shareholders. We cannot provide assurance that these or other measures will eventually result in the elimination of this material weakness.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information as of June 30, 2021 with respect to our directors, executive officers and key employees. The term for each director expires at our next annual meeting or until his or her successor is appointed.

Name	Age	Position	Date Appointed
Young-Jin Kim	64	Chairman of the Board of Directors	February 10, 2019
Nevan C. Elam	53	Chief Executive Officer and Director	January 31, 2013
Gil Labrucherie	50	Director	November 20, 2019
Philippe Fauchet	63	Director	October 10, 2020
Nerissa Kreher, M.D.	48	Director	March 2, 2021
Wladimir Hogenhuis, M.D.	57	Director	March 2, 2021
Brian Roberts, M.D.	47	SVP Clinical Development	October 23, 2020

Set forth below is biographical information with respect to each of the aforementioned individuals.

Young-Jin Kim. Mr. Kim serves as the Chairman of our Board. Mr. Kim is Chairman & CEO of Handok Inc. (“Handok”), one of the leading pharmaceutical companies in the Republic of Korea. Mr. Kim joined Handok in 1984 and spent two years between 1984 and 1986 working at Hoechst AG in Frankfurt, Germany. Between 1991 and 2005, he served as CEO of Roussel Korea, Hoechst Marion Roussel Korea and Aventis Pharma Korea and also appointed as the Country Manager of Hoechst AG and Aventis in Korea between 1996 and 2005. In 1996, he was appointed as CEO of Handok and has been also serving as Director of the Board of Genexine since 2015. Mr. Kim served as the Vice Chairman of the Korea Pharmaceutical Manufacturers Association from 1999 to 2007. Mr. Kim has been serving as President of Handok Jeseok Foundation since 2014 and as President of KDG (Korean-German Society) since 2010. He also served as Director of KGCCI (Korean-German Chamber of Commerce and Industry) from 2010 to 2016 and the 5th Chairman of KGCCI from 2015 to 2016. Mr. Kim received an MBA at the Kelley School of Business at Indiana University in 1984 and received the award of Distinguished Alumni Fellows from Indiana University. Mr. Kim completed Advanced Management Program at the Harvard Business School in 1996. We believe Mr. Kim’s experience working with pharmaceutical companies qualifies him to serve on the Board.

Nevan Charles Elam. Mr. Elam serves as our Chief Executive Officer and also currently serves as our principal financial officer. Prior to Mr. Elam's service with Rezolute, he has served various leadership roles throughout his career including as Chief Executive Officer of a European medical device company, co-founder and Chief Financial Officer of a software company, as well as a Senior Vice President at Nektar Therapeutics. Earlier in his career, Mr. Elam was a corporate partner in the law firm of Wilson Sonsini Goodrich & Rosati. He serves as Director of Savara, Inc. and Softhale in Belgium. Mr. Elam received his Juris Doctorate from Harvard Law School and a Bachelor of Arts from Howard University. We believe that Mr. Elam’s experience advising pharmaceutical companies of their unique legal and regulatory obligations qualifies him to serve on the Board.

Gil Labrucherie. Mr. Labrucherie serves as a member of our Board. Mr. Labrucherie brings more than 20 years of senior leadership experience in finance, legal and corporate development to the Board. He has served as Chief Financial Officer of Nektar Therapeutics, a publicly traded development stage biopharmaceutical company, since 2016, and also has held the position of Chief Operating Officer since 2019. Prior to serving as Chief Operating Officer and Chief Financial Officer of Nektar, he was Senior Vice President, General Counsel and Secretary of Nektar from 2007 to 2016. Earlier in his career, Mr. Labrucherie was an executive at different organizations where he was responsible for global corporate alliance and mergers and acquisitions. Mr. Labrucherie began his career as an associate in the corporate practice of the law firm of Wilson Sonsini Goodrich & Rosati. Mr. Labrucherie received his J.D. from University of California Boalt Hall School of Law, where he was a member of the California Law Review and Order of the Coif, and received his B.A.,with highest honors from the University of California, Davis. Mr. Labrucherie is a member of the State Bar of California and is a Certified Management Accountant. We believe Mr. Labrucherie’s experience as the Chief Operating Officer and Chief Financial Officer of a public biotechnology company and his management background as an executive in different organizations qualify him to serve on the Board.

Philippe Fauchet. Mr. Fauchet serves as a member of our Board. Mr. Fauchet has spent more than 35 years in the pharmaceutical industry, most recently as the Chairman of GlaxoSmithKline K.K. from April 2017 to February 2019. Mr. Fauchet joined GlaxoSmithKline K.K. as President & Representative Director in 2010. Previously, he served as Senior Vice President, Corporate Business Development Head of Sanofi-Aventis Group and a member of the Management Committee. Mr. Fauchet is an external director on the board of two Japanese biotech companies and a consultant for various life sciences companies. Alongside these industry roles, Philippe is currently an adjunct professor at the University of Tokyo, Graduate School of Medicine, Global Health Policy Department. Mr. Fauchet is a graduate of Hautes Etudes Commerciales in France and received a Bachelor of Law at Paris X University. He is an Honorary Officer of the Order of the British Empire (O.B.E.). We believe Mr. Fauchet’s experience in the pharmaceutical industry qualifies him to serve on the Board.

Nerissa Kreher, M.D., M.S., MBA. Dr. Kreher serves as a member of our Board. She has served as Chief Medical Officer of Entrada Therapeutics, Inc. since December 2020. From February 2019 to October 2020, Dr. Kreher served as Chief Medical Officer at Tiburio Therapeutics, Inc., where she was responsible for clinical development, clinical operations, regulatory and patient advocacy. From October 2016 to December 2018, Dr. Kreher served as Chief Medical Officer at Avrobio, Inc., where she oversaw clinical and regulatory development strategy for the Company’s rare disease, ex vivo lentiviral gene therapy pipeline programs. From March 2015 to July 2016, Dr. Kreher served as Global Head (VP) of Clinical and Medical Affairs of Zafgen, Inc., where she was a strategic leader of a cross-functional team charged with creation of global development strategy for beloranib. Dr. Kreher is a board-certified pediatric endocrinologist and holds multiple degrees including her B.S. in biology from University of North Carolina at Chapel Hill, M.D. from East Carolina University, an M.S. in clinical research from Indiana University-Purdue University Indianapolis, and an MBA from Northeastern University Graduate School of Business Administration. We believe Dr. Kreher’s experience in the pharmaceutical industry and her service on the board of directors of a range of private and publicly held companies qualify her to serve on the Board.

Wladimir Hogenhuis, M.D., MBA. Dr. Hogenhuis serves as a member of our Board. He recently served as Chief Operating Officer of Ultragenyx Pharmaceutical Inc. (NASDAQ: RARE) from September 2018 to January 2020 with responsibilities for global commercial operations, business development, and manufacturing of medicines for patients with rare diseases. Before that, Dr. Hogenhuis served as Senior Vice President and Global Franchise Head, Specialty Pharmaceuticals of GlaxoSmithKline Plc. (LSE/NYSE: GSK), from December 2012 to September 2018. From 1994 to 2012, he served in leadership positions at Merck in the U.S., China, and Europe, where he was responsible for managing the P&L of specialty and cardiovascular care medicines. He also served as a National Institutes of Health Fellow in Medical Decision Making at New England Medical Centre in Boston, and as a Naval Lieutenant Surgeon in the Royal Dutch Navy. Dr. Hogenhuis currently serves on the board of GATT Technologies B.V., a private company in the Netherlands developing novel surgical hemostats and sealants. He is also a board member of IHP Therapeutics, a private company based in San Francisco, developing a therapy for the treatment of COVID-19 slated to enter clinical development later this year. He previously served as a member of the Board of Directors of Vision 2020, a global initiative for the elimination of avoidable blindness, a joint programme of the World Health Organization and the International Agency for the Prevention of Blindness. Dr. Hogenhuis received a M.D. degree in Medicine Cum Laude from the University of Leiden in the Netherlands and received an M.B.A. from the Wharton School of Business at The University of Pennsylvania, Philadelphia. We believe Dr. Hogenhuis’s experience in the pharmaceutical industry and his service on the board of directors of a range of private companies qualify him to serve on the Board.

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

Code of Ethics

We have adopted a code of business conduct and ethics that is applicable to all of our employees, officers and directors. The code is available on our web site, www.rezolutebio.com, under the “Investors” tab. We intend to disclose future amendments to, or waivers from, certain provisions of our code of ethics, if any, on the above website within four business days following the date of such amendment or waiver.

Committees of the Board of Directors

The standing committees of our Board of Directors are the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee was created in accordance with the rules and regulations of the SEC on August 21, 2017 and has operated under an Audit Committee Charter that is available on our website. The functions performed by our Audit Committee consist of selection of the firm of independent registered public accountants to be retained by us subject to shareholder ratification, periodic meetings with our independent registered public accountants to review our accounting policies and internal controls, review the scope and adequacy of the independent registered public accountants’ examination of our annual financial statements, and pre-approval of services rendered by our independent registered public accountants and pre-approval of all related-party transactions.

Effective November 20, 2019, Mr. Gil Labrucherie and Mr. Jung-Hee Lim became members of our Board of Directors and Audit Committee and Mr. Philippe Fauchet was appointed to the Audit Committee effective as of September 10, 2020. Effective December 21, 2020, Mr. Lim resigned as a member of our Board of Director and Audit Committee member. Effective March 2, 2021, Dr. Wladimir Hogenhuis was appointed to the Audit Committee. Mr. Labrucherie serves as the chairman of the audit committee and along with Mr. Fauchet and Dr. Hogenhuis are “independent directors” as defined in Rule 5605(a)(2) of the Nasdaq Listing Rules. In addition, the Board determined that Mr. Gil Labrucherie and Dr. Hogenhuis are qualified as “audit committee financial experts” as such term is used in the rules and regulations of the SEC. Accordingly, the functions of our Audit Committee are now being performed solely by independent directors.

For the fiscal year ended June 30, 2021, Mr. Labrucherie, Mr. Fauchet and Dr. Hogenhuis received additional compensation for their service as a member of our Audit Committee as discussed under the caption Non-Employee Director Compensation below.

Compensation Committee

The Compensation Committee was created on August 21, 2017 and has operated under a Compensation Committee Charter that is available on our website. From February 16, 2019 through November 20, 2019, Mr. Young-Jin Kim and Dr. Young Chul Sung served as the sole members of the Compensation Committee. Effective November 20, 2019, Mr. Gil Labrucherie and Mr. Jung-Hee Lim became members of the Compensation Committee. In September 2020, Mr. Fauchet was appointed as chairman of the Compensation Committee, and Mr. Kim and Dr. Sung resigned as members of the Compensation Committee. Effective December 21, 2020, Mr. Lim resigned as our Board of Director and Compensation Committee member. Effective March 2, 2021, Dr. Hogenhuis and Dr. Kreher were appointed to the Compensation Committee. Mr. Labrucherie, Mr. Fauchet, Dr. Hogenhuis and Dr. Kreher are each considered an “independent director” as defined in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Compensation Committee is responsible for establishing and administering our compensation arrangements for all executive officers.

The functions performed by our Compensation Committee provided for meetings no less frequently than annually (and more frequently as circumstances dictate) to discuss and determine executive officer and director compensation. The Compensation Committee has not retained the services of any compensation consultants. However, from time to time it utilizes compensation data from companies that the Compensation Committee deems to be competitive with us in connection with its annual review of executive compensation. The Compensation Committee has the power to form and delegate authority to subcommittees when appropriate, provided that such subcommittees are composed entirely of directors who would qualify for membership on the Compensation Committee pursuant to applicable Nasdaq Listing Rules. Accordingly, the functions of our Compensation Committee are now being performed solely by independent directors.

For the fiscal year ended June 30, 2021, Mr. Labrucherie, Mr. Fauchet, Dr. Hogenhuis and Dr. Kreher received additional compensation for their service as a member of our Compensation Committee as discussed under the caption Non-Employee Director Compensation below.

Nominating and Governance Committee

The Nominating and Governance Committee was created on August 21, 2017 and has operated under a Nominating and Governance Committee Charter that is available on our website. The Nominating and Governance Committee was established in accordance with the rules and regulations of the SEC. The functions that were historically performed by our Nominating and Governance Committee have been performed by the entire Board of Directors from February 16, 2019 to March 2, 2021 when we appointed Dr. Hogenhuis and Dr. Kreher to the Board of Directors. Given the overlap between the nominating and corporate governance function with the compensation function, the Company’s independent board members will serve as the members of the Nominating and Governance Committee. Although both the Compensation Committee and the Nominating and Governance Committee will remain separate committees, board membership on both committees will count as one for board compensation purposes whereby no incremental compensation is paid for service on the Nominating and Governance Committee.

Shareholders who wish to recommend nominees for consideration by the Nominating and Governance Committee must submit their nominations in writing to our Chairman of the Board of Directors. Submissions must include sufficient biographical information concerning the recommended individual for the Nominating and Governance Committee to consider, including age, five-year employment history with employer names and a description of the employer’s business, whether such individual can read and comprehend basic financial statements, and other board memberships (if any) held by the recommended individual. The submission must be accompanied by a written consent of the individual to stand for election if nominated by the Nominating and Governance Committee and to serve if elected by shareholders. The Nominating and Governance Committee may consider such shareholder recommendations when it evaluates and recommends nominees to the Board of Directors for submission to the shareholders at each Annual Meeting.

The Nominating and Governance Committee do not have a specific diversity policy, but consider diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for Board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Scientific Advisory Board

We have established a Scientific Advisory Board (“SAB”). The members of the board are Adrian Vella, Quan Dong Nguyen, M.D., MSc, Robert B. Bhisitkul, M.D., PH.D. and Jerrold Olefsky, M.D.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2021, all filing requirements applicable to its executive officers, directors and ten percent beneficial owners were complied with except that (i) Form 3 was filed late by Brian Roberts upon his appointment as a Section 16 officer on October 7, 2020, (ii) Philippe Fauchet failed to file a Form 4 for a stock option granted on October 14, 2020, and (iii) Form 4 was filed late by each of Nevan Elam, Gil Labrucherie, Philippe Fauchet, Wladimir Hogenhuis, Nerissa Kreher, and Brian Roberts for stock options granted on June 14, 2021.

Item 11. Executive Compensation.

Summary Compensation Table

Our named executive officers consist of all individuals that served as our principal executive officer during the fiscal year ended June 30, 2021, and the next two most highly compensated executive officers who were serving as executive officers as of June 30, 2021. The following table sets forth information concerning the compensation of Mr. Elam, Mr. Roberts, and Mr. Vendola (our “Named Executive Officers”) during the fiscal years ended June 30, 2021 and 2020:

Name and Position	Fiscal Year	Salary		Bonus		Stock Option Awards		All Other Compensation		Total
Nevan Elam,	2021	$495,682	(1)	$490,980	(4)	$3,888,117	(6)	$21,953	(7)	$4,896,732
Chief Executive Officer	2020	$490,000	(1)	$97,020	(5)	$2,688,000	(6)	$23,683	(7)	$3,298,703

Brian Roberts	2021	$371,364	(2)	$171,300	(4)	$775,203	(6)	$36,074	(8)	$1,353,941
SVP, Clinical Development

Keith Vendola,	2021	$244,716	(3)	$166,440	(4)	$-		$206,902	(9)	$618,058
Former Chief Financial Officer	2020	$365,000	(3)	$36,135	(5)	$538,000	(6)	$13,581	(9)	$952,716

(1)	Pursuant to the amended and restated employment agreement discussed below, Mr. Elam received a base salary of $450,000 through May 31, 2019. On July 31, 2019, Mr. Elam’s base salary increased to $490,000 with an effective date of June 1, 2019, subsequently increased to $505,000 on February 15, 2021. Mr. Elam also serves as a member of our Board of Directors for which no incremental compensation is paid.

(2)	Pursuant to the employment agreement discussed below, Mr. Roberts received an annual base salary of $360,000 through February 14, 2021. On February 15, 2021, Mr. Roberts base salary increased to $390,000.

(3)	Mr. Vendola was appointed as our Chief Financial Officer on May 16, 2018 with a base salary of $330,000. Effective July 31, 2019, Mr. Vendola entered into an employment agreement with an effective date of June 1, 2019 whereby Mr. Vendola’s annual base compensation was increased to $365,000. Effective October 14, 2020, Mr. Vendola was promoted to Chief Strategy Officer. On March 1, 2021, Mr. Vendola resigned from the Company and was entitled to separation pay as discussed below.

(4)	On October 7, 2020, in connection with the Company’s financing and up listing, the Board of Directors approved bonus payments to Mr. Elam for approximately $197,000, Mr. Vendola for approximately $73,000 and Mr. Roberts for approximately $60,000. These bonus payments were paid to each executive officer in October 2020. On February 11, 2021, the Board of Directors approved bonus payments for calendar year 2020 services to Mr. Elam for $294,000, Mr. Roberts for approximately $104,000 and Mr. Vendola for approximately $93,000. In February 2021, these cash bonus payments were paid to each executive officer.

(5)	On January 16, 2020, the Board of Directors approved bonus payments for calendar year 2019 services in the amounts shown in the table. In February 2020, these cash bonus payments were paid to each executive officer.

(6)	The aggregate grant date fair value for stock option awards is computed in accordance with ASC 718 set forth by the Financial Accounting Standards Board. A discussion of key assumptions made in the valuation of stock options is presented in Note 7 to our consolidated financial statements, included in Item 8 of this Annual Report. For purposes of this table, the entire fair value of awards with time-based vesting and hybrid vesting are reflected in the year of grant, whereas under ASC 718 the fair value of such awards is generally recognized over the vesting period in our financial statements.

(7)	For the fiscal year ended June 30, 2021, amount includes health, dental, disability and life insurance premiums under our employee benefit plans totaling $21,953 for the fiscal year ended June 30, 2021 and $20,350 for the fiscal year ended June 30, 2020.

(8)	Amount consists of health, dental, disability and life insurance premiums under our employee benefit plans of $21,512, health club fees of $300, and matching contributions under our 401(k) Plan of $14,262 for the fiscal year ended June 30, 2021.

(9)	For the fiscal year ended June 30, 2021, amount includes separation payments of $197,708, matching contributions under our 401(k) Plan of $8,061, and disability and life insurance premiums under our employee benefit plans of $1,133. For the fiscal year ended June 30, 2020, amount includes matching contributions under our 401(k) Plan of $6,000, health club fees of $3,134, and disability and life insurance premiums under our employee benefit plans of $1,530.

Narrative Disclosure to Summary Compensation Table

Presented below is summary of key terms of employment agreements with our Executive Officers:

Nevan Elam

On June 23, 2015, we entered into an amended and restated employment agreement with Nevan Elam to serve as our Chief Executive Officer. Under the terms of this agreement Mr. Elam is entitled to receive an annual base salary of $450,000 plus a calendar year target bonus up to 60% of his annual base salary based on performance criteria set forth by the Board of Directors. Effective June 1, 2019, the Board of Directors approved an increase in Mr. Elam’s base salary to $490,000. Effective February 15, 2021, the Board of Directors approved an increase in Mr. Elam’s base salary to $505,000. Mr. Elam is eligible to participate in all benefit programs available to our executives and employees, including medical, dental, life and disability insurance plans, and our employee stock option plans. The employment agreement requires Mr. Elam to undertake certain confidentiality, non-competition and non-solicitation obligations. In the event that we terminate Mr. Elam’s employment without “Cause” or if Mr. Elam resigns for “Good Reason”, we are required to pay a severance benefit equal to (i) three times his then current annual base salary, (ii) 150% of his annual Target Bonus, (iii) payment of accrued vacation benefits, and (iv) continuation of certain other benefits such as medical and dental insurance. The aggregate severance benefit is payable over a period of twelve months (the “Severance Period”), and any outstanding stock options that are subject to vesting shall have vesting accelerated with respect to the number of shares that would have vested during the Severance Period as if Mr. Elam had remained employed by us during such period. The terms “Cause” and “Good Reason” are defined in the employment agreement.

Brian Roberts

On July 22, 2019, we entered into an employment agreement with Brian Roberts to serve as our Vice President of Clinical Development. Under the terms of this agreement Mr. Roberts is entitled to receive annual base salary of $360,000 plus calendar year target bonus up to 25% of his annual base salary based on performance criteria set forth by the Board of Directors. On October 23, 2020, Mr. Roberts was appointed Senior Vice President, Clinical Development. The employment agreement requires Mr. Roberts to undertake certain confidentiality, non-competition and non-solicitation obligations. In the event that we terminate Mr. Roberts’s employment without “Cause” or if Mr. Roberts resigns for “Good Reason”, we are required to pay a severance benefit equal to six months’ salary. The aggregate severance benefit is payable over a period of six months (the “Severance Period”), and any outstanding stock options that are subject to vesting shall have vesting accelerated with respect to the number of shares that would have vested during the Severance Period as if Mr. Roberts had remained employed by us during such period. The terms “Cause” and “Good Reason” are defined in the employment agreement.

Outstanding Equity Awards

As of June 30, 2021, there were no restricted stock awards and no stock options that provide for performance vesting conditions held by any of our Named Executive Officers. The following table provides a summary of equity awards outstanding, consisting solely of stock options, for each of our Named Executive Officers as of June 30, 2021:

		Number of Securities Underlying			Option	Option
	Grant	Unexercised Options			Exercise	Expiration
Name	Date	Exercisable	Unexercisable		Price	Date
Nevan C. Elam
	7/31/19	145,833	54,167	(1)	$14.50	7/31/29
	6/14/21	-	375,000	(2)	12.28	6/14/31

Total for Mr. Elam		145,833	429,167

Brian Roberts
	7/31/19	29,167	10,833	(1)	$14.50	7/31/29
	6/14/21	18,750	56,250	(3)	12.28	6/14/31

Total for Mr. Roberts		47,917	67,083

Keith Vendola (4)
	7/2/18	14,583	833		$25.50	7/2/28
	7/31/19	29,167	1,667		14.50	7/31/29

Total for Mr. Vendola		43,750	2,500

(1)	The stock options have a ten-year term from the date of grant and vest over a three-year period as follows: 25% of the shares underlying the options vested at grant date and the remainder of the shares underlying the options vest in equal monthly installments over the remaining 36 months thereafter, subject to the executive’s continued service through each vesting date.

(2)	The stock options have a ten-year term from the date of grant and vest over a three-year period as follows: the shares underlying the options vest in equal monthly installments over the remaining 36 months beginning on July 1, 2021, subject to the executive’s continued service through each vesting date.

(3)	The stock options have a ten-year term from the date of grant and vest over a three-year period as follows: 25% of the shares underlying the options vested at grant date and the remaining shares underlying the options vest in equal monthly installments over the remaining 36 months beginning on July 1, 2021, subject to the executive’s continued service through each vesting date

(4)	Mr. Vendola resigned on March 1, 2021 resulting in the modification of certain stock options that were permitted to continue vesting through September 2021, whereby an aggregate of 46,250 stock options exercisable at a weighted average price of $18.17 will now expire in December 2021.

Options Exercised

As of June 30, 2021, there were no shares acquired upon the exercise of stock options for any of our Named Executive Officers.

Director Compensation

Through December 2020, the members of our Board of Directors agreed to provide their services for no cash compensation. Effective January 1, 2021, we began using a combination of cash and share-based incentive compensation to attract and retain qualified candidates to serve on our Board of Directors. Additionally, our directors are reimbursed for reasonable travel expenses incurred in attending meetings. Presented below is a listing of the individuals that served as directors and the related committee appointments during all or part of the fiscal year ended June 30, 2021:

		Committee Appointments
Director Name		Audit	Compensation	Nominating
Committee Members as of June 30, 2021:
Gil Labrucherie	(1)	X	X	X
Philippe Fauchet	(2)	X	X	X
Wladimir Hogenhuis	(3)	X	X	X
Nerissa Kreher	(4)		X	X
Former Committee Members:
Young-Jin Kim	(5)		X	X
Jung-Hee Lim	(6)	X	X	X
Young Chul Sung, Ph.D.	(7)		X	X

(1)	Mr. Labrucherie was appointed to serve as a member of our Board of Directors, Compensation Committee, and as chairman of our Audit Committee on November 20, 2019.

(2)	Mr. Fauchet was appointed to serve as a member of our Board of Directors, Audit Committee, and as a chairman of our Compensation Committee on September 10, 2020.

(3)	Dr. Hogenhuis was appointed to serve as a member of our Board of Directors, Audit Committee, and Compensation Committee on March 2, 2021.

(4)	Dr. Kreher was appointed to serve as a member of our Board of Directors and Compensation Committee on March 2, 2021.

(5)	Mr. Young-Jin Kim was appointed to serve as our Chairman of the Board of Directors on February 16, 2019. He was also a member of the Compensation Committee until he resigned from this committee in October 2020.

(6)	Mr. Lim was appointed to serve as a member of our Board of Directors on November 20, 2019 until his resignation on December 21, 2020.

(7)	Dr. Sung was appointed to serve as a member of our Board of Directors on February 16, 2019. He was also a member of the Compensation Committee until he resigned as a member of the Board of Directors on September 10, 2020.

Director Compensation Table

Mr. Young-Jin Kim serves as our Board Chairman for which he does not receive any compensation. Mr. Lim and Dr. Sung also served as members of our Board of Directors for no compensation. Accordingly, Mr. Kim, Dr. Sung and Mr. Lim have been excluded from the Director Compensation Table. Nevan Elam, a member of our Board of Directors and our Chief Executive Officer, did not receive any additional compensation for serving as a director and has also been excluded from this table. Please refer to the “Executive Compensation” section above for a description of Mr. Elam’s compensation. The following table provides information related to the compensation of the remaining individuals that served as a member of our Board of Directors during the fiscal year ended June 30, 2021:

	Fees Earned
	or Paid in		Option
Name	Cash ($)		Awards ($) (5)		Total ($)
Gil Labrucherie	28,500	(1)	51,842	(6)	80,342
Phillipe Fauchet	28,500	(2)	182,220	(7)	210,720
Wladimir Hogenhuis	20,333	(3)	103,683	(8)	124,016
Nerissa Kreher	16,833	(4)	103,683	(8)	120,516

(1)	Consists of compensation for the first half of calendar 2021 of $20,000 for serving as a member of the Board of Directors, $5,000 for serving as Chairman of the Audit Committee and $3,500 for serving as a member of the Compensation Committee.

(2)	Consists of compensation for the first half of calendar 2021 of $20,000 for serving as a member of the Board of Directors, $5,000 for serving as Chairman of the Compensation Committee and $3,500 for serving as a member of the Audit Committee.

(3)	Consists of compensation for the period March 2021 through June 2021 of $13,333 for serving as a member of the Board of Directors, $3,500 for serving as a member of the Compensation Committee and $3,500 for serving as a member of the Audit Committee.

(4)	Consists of compensation for the period March 2021 through June 2021 of $13,333 for serving as a member of the Board of Directors and $3,500 for serving as a member of the Compensation Committee.

(5)	The aggregate grant date fair value for stock option awards is computed in accordance with ASC 718 set forth by the Financial Accounting Standards Board. A discussion of key assumptions made in the valuation of stock options is presented in Note 8 to our consolidated financial statements, included in Item 8 of this Annual Report. For purposes of this table, the entire fair value of awards is reflected in the year of grant, whereas under ASC 718 the fair value of such awards are generally recognized over the vesting period in our financial statements.

(6)	Consists of the fair value of a stock option granted on June 14, 2021 for 5,000 shares exercisable at $12.28 per share for a period of ten years. These stock options vest ratably over 36 months until June 1, 2024 when the entire award will be vested.

(7)	Consists of the fair value of stock options granted (i) on October 14, 2020 for 8,000 shares exercisable at $24.05 per share for a period of ten years, and (ii) on June 14, 2021 for 2,000 shares exercisable at $12.28 per share for a period of 10 years. These stock options vest ratably over 36 months.

(8)	Consists of the fair value of a stock option granted on June 14, 2021 for 10,000 shares exercisable at $12.28 per share for a period of ten years. These stock options vest ratably over 36 months until June 1, 2024 when the entire award will be vested.

The aggregate number of outstanding options held by our non-employee directors as of June 30, 2021 was as follows:

	Shares Underlying
	Options outstanding
	Vested	Unvested
Gil Labrucherie	4,222	8,778
Philippe Fauchet	2,000	8,000
Wladimir Hogenhuis	-	10,000
Nerissa Kreher	-	10,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock by (i) each director, (ii) each Named Executive Officer, (iii) all directors and executive officers as a group, and (iv) each person who we know beneficially owns more than 5% of our common stock, in each case as of September 8, 2021 (the “Determination Date”), unless otherwise indicated below. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and generally includes voting or investment power with respect to such securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days after the Determination Date through the exercise of any warrant, stock option, or other right. Shares subject to beneficial ownership through the exercise of stock options and warrants are deemed to be outstanding and beneficially owned for the purpose of computing share and percentage ownership of that person or entity, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or entity. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown beneficially owned by them. This information is not necessarily indicative of beneficial ownership for any other purpose.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 8,618,872 shares of common stock issued and outstanding as of the Determination Date. Unless otherwise indicated, the address of our directors and officers is c/o Rezolute, Inc., 201 Redwood Shores Parkway, Suite 315, Redwood City, California 94065.

Name of Beneficial Owner	Position with Company	Beneficial Ownership		Percent of Class
Stockholders in excess of 5%
Handok, Inc.	Stockholder	2,015,491	(1)	23.4%
Genexine, Inc.	Stockholder	1,826,019	(2)	21.2%
Entities associated with Federated Hermes, Inc.	Stockholder	1,659,122	(3)	18.4%
Entities associated with CDK Associates, LLC	Stockholder	530,388	(4)	6.1%
Entities associated with Third Street Holdings, LLC	Stockholder	33,855	(4)	0.4%
Directors and Executive Officers:
Young-Jin Kim	Chairman of the Board of Directors	2,015,491	(5)	23.4%
Nevan C. Elam	Chief Executive Officer and Director	221,567	(6)	2.5%
Gil Labrucherie	Director	6,969	(7)	*
Philippe Fauchet	Director	3,389	(8)	*
Wladimir Hogenhuis	Director	1,389	(9)	*
Nerissa Kreher	Director	1,389	(9)	*
Brian Roberts	SVP Clinical Development	59,896	(10)	*
Directors and executive officers as a group (7 people)		2,310,089	(11)	25.9%

(1)	As reported in Schedule 13D filed with the SEC on March 31, 2021, voting and investment authority over our shares of common stock owned of record by Handok, Inc. is held by the board of directors of Handok, Inc. The address of shareholder is 132, Teheran-Ro, Gangnam Gu, Seoul, Republic of Korea. Handok, Inc. is also a stockholder of Genexine, Inc.

(2)	As reported in Schedule 13D filed with the SEC on July 28, 2021, voting and investment authority over our shares of common stock owned of record by Genexine, Inc. is held by the board of directors of Genexine, Inc. The address of shareholder is 700 Daewangpangyo-ro, Korea Bio Park, Building B Seongnam-Si, 13488, Republic of Korea.

(3)	As reported in Schedule 13G filed with the SEC on February 12, 2021, the shares set forth in the table consist of (i) 856,970 shares of common stock beneficially owned by Federated Hermes Kaufmann Fund, a portfolio of Federated Hermes Equity Funds, including 200,970 shares currently issuable upon the exercise of warrants at $19.50 per share; (ii) 779,194 shares of common stock beneficially owned by Federated Hermes Kaufmann Small Cap Fund, a portfolio of Federated Hermes Equity Funds, including 193,334 shares currently issuable upon the exercise of warrants at $19.50 per share; and (iii) 22,958 shares of common stock beneficially owned by Federated Hermes Kaufmann Fund II, a portfolio of Federated Hermes Insurance Series, including 5,696 shares currently issuable upon the exercise of warrants at $19.50 per share. These entities are collectively referred to as the “Funds” which are managed by Federated Equity Management Company of Pennsylvania and subadvised by Federated Global Investment Management Corp., which are wholly owned subsidiaries of FII Holdings, Inc., which is a wholly owned subsidiary of Federated Hermes, Inc. (the “Parent”). All of the Parent’s outstanding voting stock is held in the Voting Shares Irrevocable Trust (the “Trust”) for which Thomas R. Donahue, Rhodora J. Donahue and J. Christopher Donahue act as trustees (collectively referred to as the “Trustees”). The Parent’s subsidiaries have the power to direct the vote and disposition of the securities held by the Funds. Each of the Parent, its subsidiaries, the Trust, and each of the Trustees expressly disclaim beneficial ownership of such securities. The address of the entities associated with Federated Hermes, Inc. is 4000 Ericsson Drive, Warrendale, PA 15086.

(4)	The number of shares consists of (i) 530,388 shares of common stock beneficially owned by CDK Associates, LLC (“CDK”), including 131,600 shares of common stock currently issuable upon the exercise of warrants at $19.50 per share, and (ii) 33,855 shares of common stock beneficially owned by Third Street Holdings, LLC (“Third Street”), including 8,400 shares of common stock currently issuable upon exercise of warrants at $19.50 per share. CDK is managed by Caxton Corporation, which is wholly-owned by Bruce Kovner. Accordingly, Bruce Kovner has voting and dispositive control over the securities held by CDK. Third Street is managed by Caxton Alternative Management LP, whereby Peter P. D’Angelo has voting and dispositive control over the securities held by Third Street. In connection with a financing completed on October 9, 2020, CDK and Third Street were provided with a single board observer seat. The address of CDK and Third Street is 731 Alexander Road, Building 2, Suite 500, Princeton, NJ 08540.

(5)	Consists of 2,015,491 shares of our common stock that are owned of record by Handok, Inc. As Chairman and CEO of Handok, Inc., Mr. Kim has shared investment and voting authority over these shares.

(6)	Consists of (i) 2,817 shares of our common stock, (ii) 218,750 shares of our common stock issuable upon exercise of stock options that are exercisable within 60 days of the Determination Date.

(7)	Consists of (i) 941 shares of our common stock owned by a trust controlled by Mr. Labrucherie and (ii) 6,028 shares of our common stock issuable upon exercise of stock options that are exercisable within 60 days of the Determination Date.

(8)	Consists of (i) 3,389 shares of our common stock issuable upon exercise of stock options that are exercisable within 60 days of the Determination Date.

(9)	Consists of (i) 1,389 shares of our common stock issuable upon exercise of stock options that are exercisable within 60 days of the Determination Date.

(10)	Consists of (i) 59,896 shares of our common stock issuable upon exercise of stock options that are exercisable within 60 days of the Determination Date.

(11)	Consists of (i) 2,019,249 shares of our common stock that are either owned or beneficially owned by our directors and officers as discussed above and (iii) an aggregate of 290,840 shares of our common stock issuable upon exercise of stock options that are exercisable within 60 days of the Determination Date.

*	Less than 1%.

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

Director Independence

As the Company is listed on the Nasdaq Capital Market, we have used the definition of “independence” of the Nasdaq Stock Market to determine whether our directors are independent. We have determined that as of June 30, 2021, Mr. Labrucherie, Mr. Fauchet, Dr. Hogenhuis and Dr. Kreher were independent directors as defined by Nasdaq Rule 5605(a)(2), and for purposes of Section 16 of the Exchange Act. Nasdaq Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Nasdaq listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the Company;

•	the director or a family member of the director accepted any compensation from the Company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the Company;

•	the director or a family member of the director is a partner in, controlling shareholder of, or an executive officer of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the Company served on the compensation committee of such other entity; or

•	the director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the Company’s audit.

Item 14. Principal Accounting Fees and Services.

Principal Accounting Fees and Services

The aggregate fees billed by Plante & Moran, PLLC for professional services rendered to us for the years ended June 30, 2021 and 2020 are set forth in the table below.

	2021		2020
	Amount	Percent	Amount	Percent
Audit fees (1)	$175,500	82%	$142,000	92%
Tax fees	38,100	18%	12,000	8%
Total	$213,600	100%	$154,000	100%

(1)	Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our quarterly reports on Form 10-Q, and reviews of any other SEC filings.

(2)	Tax fees consist of fees billed for professional services for tax compliance, tax planning and tax advice. These services include assistance regarding federal and state tax compliance.

Pre-Approval Policy

Our Audit Committee, or the entire Board of Directors, endeavors to approve in advance all services provided by our independent registered public accounting firm. All services provided by of our independent registered public accounting firm for the fiscal years ended June 30, 2021 and 2020 were pre-approved by the Audit Committee or the Board of Directors.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

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

Exhibit No.	Description

1.1	Equity Distribution Agreement, dated December 18, 2020, by and between Rezolute, Inc. and Oppenheimer & Co. Inc. (incorporated by reference to Exhibit 1.2 of the Registration Statement on Form S-3 filed on December 18, 2020)
2.1	Agreement and Plan of Merger dated as of June 18, 2021, by and between Rezolute, Inc. and Rezolute Nevada Merger Corporation (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filing on June 21, 2021)
3.1	Delaware Certificate of Merger, effective as of June 18, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filing on June 21, 2021)
3.2	Nevada Articles of Merger, effective as of June 18, 2021 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filing on June 21, 2021)
3.3	Amended and Restated Articles of Incorporation of Rezolute Nevada Merger Corporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K filing on June 21, 2021)
3.4	Amended and Restated Bylaws of Rezolute Nevada Merger Corporation*
4.1	Form of Financing Warrant (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filing on April 3, 2018)
4.2	Form of Common Stock Purchase Warrant by and between the Company and the Investor identified therein (incorporated by reference to Exhibit 4.1 the Company’s 8-K filing on October 13, 2020)
10.1	Second Amended and Restated Employment Agreement with Nevan Elam, dated February 23, 2015 (incorporated by reference to the Company’s Form 8-K filing on February 24, 2015)
10.2	Second Amended and Restated Employment Agreement with Sankaram Mantripragada, dated February 23, 2015 (incorporated by reference to the Company’s Form 8-K filing on February 24, 2015)
10.3	AntriaBio, Inc. 2014 Stock and Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Information Statement on Schedule 14C filed on April 10, 2014)
10.4	AntriaBio, Inc. 2015 Non Qualified Stock Option Plan (incorporated by reference to the Company’s Form 8-K filing on February 24, 2015)

10.5	AntriaBio, Inc. 2016 Non Qualified Stock Option Plan (incorporated by reference to the Company’s Form 8-K filing on November 4, 2016)
10.6	AntriaBio, Inc. 2016 Non Qualified Stock Option Plan, as Amended (incorporated by reference to the Company’s Form 10-K on September 21, 2017)
10.7	2019 Non Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filing on August 6, 2019)
10.8	Development and License Agreement with ActiveSite Pharmaceuticals, Inc. (incorporated by reference to the Company’s Form 8-K filing on August 7, 2017)
10.9	Form of Purchase Agreement with Lincoln Park Capital Fund, LLC (incorporated by reference to the Company’s Form 8-K filing on December 26, 2017)
10.10	Form of Registration Right Agreement with Lincoln Park Capital Fund, LLC (incorporated by reference to the Company’s Form 8-K filing on December 26, 2017)
10.11	Common Stock Purchase Agreement (incorporated by reference to the Company’s Form 10-Q filing on February 14, 2018)
10.12	License Agreement with Xoma (US) LLC (incorporated by reference to the Company’s 10-Q filing on February 14, 2018)
10.13	Amendment No. 2 to the Stock Purchase Agreement with Xoma (US) LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filing on February 14, 2019)
10.14	Amendment No. 2 to the License Agreement with Xoma (US) LLC (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filing on February 14, 2019)
10.15	Purchase Agreement for Shares of Series AA Preferred Stock with Genexine, Inc. and Handok, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q filing on February 14, 2019)
10.16	First Amendment to the 2016 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit C to the Company’s Schedule 14A definitive proxy statement filing on April 5, 2019)
10.17	Employment Agreement between Keith Vendola and the Company dated July 31, 2019 (incorporated by reference to the Company's Form 8-K filing on August 6, 2019)
10.18	Master Services Agreement with Genexine, Inc. and Handok, Inc., effective as of July 1, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filing on November 14, 2019)
10.19	Amendment No. 3 to the License Agreement with Xoma (US) LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filing on May 14, 2020)
10.20	License Agreement with Handok, Inc. entered into on September 15, 2020 (incorporated by reference to Exhibit 10.21 of the Company’s Form 10-K filing on October 13, 2020)
10.21	Securities Purchase Agreement, dated as of October 8, 2020, by and between Rezolute. Inc. and the investors identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filing on October 13, 2020)
10.22	Registration Rights Agreement, dated as of October 8, 2020, by and between Rezolute, Inc., and the Investors identified therein (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filing on October 13, 2020)
10.23	Loan and Security Agreement, dated as of April 14, 2021 by and among Rezolute, Inc., SLR Investment Corp, as collateral agent and lender, and the other lenders named therein (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filing on May 17, 2021)
10.24	Exit Fee Agreement, dated as of April 14, 2021 by and among Rezolute, Inc., SLR Investment Corp, as collateral agent and lender, and the other lenders named therein (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filing on May 17, 2021)
10.25	Rezolute, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 filed on July 28, 2021)
21.1	Listing of Subsidiaries*
23.1	Consent of Plante & Moran, PLLC*
31.1	Certifications of Chief Executive Officer and Principal Financial Officer as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Principal Financial Officer as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed herewith.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

Item 16. Form 10-K Summary.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REZOLUTE, INC.

Date: September 15, 2021	By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer and Director (Principal Executive & Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 15, 2021	By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer and Director (Principal Executive & Financial Officer)

Date: September 15, 2021	By:	/s/ Young-Jin Kim
Young-Jin Kim
Chairman of the Board of Directors

Date: September 15, 2021	By:	/s/ Gil Labrucherie
Gil Labrucherie
Director

Date: September 15, 2021	By:	/s/ Philippe Fauchet
Philippe Fauchet
Director

Date: September 15, 2021	By:	/s/ Nerissa Kreher
Nerissa Kreher
Director

Date: September 15, 2021	By:	/s/ Wladimir Hogenhuis
Wladimir Hogenhuis
Director