Form 10-K/A
period 2021-06-30
Rezolute, Inc.
filed 2021-09-27
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 1)

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

Documents incorporated by reference

None

FORM 10-K/A (AMENDMENT NO. 1)

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Rezolute, Inc. (the “Company”) for the fiscal year ended June 30, 2021, initially filed with the Securities and Exchange Commission (the “SEC”) on September 15, 2021 (the “Original Filing”), is being filed to correct an administrative error in the Original Filing. The Original Filing did not include the correct signing date of the Report of Independent Registered Public Accounting Firm of Plante & Moran, PLLC (the “Audit Report”). This Amendment is being filed solely to correct the dates within the Audit Report. This Amendment includes Item 8, “Financial Statements and Supplementary Data” in its entirety and without change from the Original Filing other than the correction of the signing date of the Audit Report. In addition, pursuant to the rules of the SEC, the exhibit list included in of the Original Filing has been amended to contain currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are filed as exhibits to this Amendment. Except for the foregoing amended information, this Amendment does not amend or update any other information contained in the Original Filing. Therefore this Amendment should be read together with other documents that the Company has filed with the SEC subsequent to the filing of the Original Filing. Information in such reports and documents updates and supersedes certain information contained in the Original Filing.

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

To the Shareholders and Board of Directors of Rezolute, Inc.

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

September 15, 2021

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

Exhibit No.	Description

1.1	Equity Distribution Agreement, dated December 18, 2020, by and between Rezolute, Inc. and Oppenheimer & Co. Inc. (incorporated by reference to Exhibit 1.2 of the Registration Statement on Form S-3 filed on December 18, 2020)
2.1	Agreement and Plan of Merger dated as of June 18, 2021, by and between Rezolute, Inc. and Rezolute Nevada Merger Corporation (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filing on June 21, 2021)
3.1	Delaware Certificate of Merger, effective as of June 18, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filing on June 21, 2021)
3.2	Nevada Articles of Merger, effective as of June 18, 2021 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filing on June 21, 2021)
3.3	Amended and Restated Articles of Incorporation of Rezolute Nevada Merger Corporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K filing on June 21, 2021)
3.4	Amended and Restated Bylaws of Rezolute Nevada Merger Corporation*
4.1	Form of Financing Warrant (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filing on April 3, 2018)
4.2	Form of Common Stock Purchase Warrant by and between the Company and the Investor identified therein (incorporated by reference to Exhibit 4.1 the Company’s 8-K filing on October 13, 2020)
10.1	Second Amended and Restated Employment Agreement with Nevan Elam, dated February 23, 2015 (incorporated by reference to the Company’s Form 8-K filing on February 24, 2015)
10.2	Second Amended and Restated Employment Agreement with Sankaram Mantripragada, dated February 23, 2015 (incorporated by reference to the Company’s Form 8-K filing on February 24, 2015)
10.3	AntriaBio, Inc. 2014 Stock and Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Information Statement on Schedule 14C filed on April 10, 2014)
10.4	AntriaBio, Inc. 2015 Non Qualified Stock Option Plan (incorporated by reference to the Company’s Form 8-K filing on February 24, 2015)

10.5	AntriaBio, Inc. 2016 Non Qualified Stock Option Plan (incorporated by reference to the Company’s Form 8-K filing on November 4, 2016)
10.6	AntriaBio, Inc. 2016 Non Qualified Stock Option Plan, as Amended (incorporated by reference to the Company’s Form 10-K on September 21, 2017)
10.7	2019 Non Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filing on August 6, 2019)
10.8	Development and License Agreement with ActiveSite Pharmaceuticals, Inc. (incorporated by reference to the Company’s Form 8-K filing on August 7, 2017)
10.9	Form of Purchase Agreement with Lincoln Park Capital Fund, LLC (incorporated by reference to the Company’s Form 8-K filing on December 26, 2017)
10.10	Form of Registration Right Agreement with Lincoln Park Capital Fund, LLC (incorporated by reference to the Company’s Form 8-K filing on December 26, 2017)
10.11	Common Stock Purchase Agreement (incorporated by reference to the Company’s Form 10-Q filing on February 14, 2018)
10.12	License Agreement with Xoma (US) LLC (incorporated by reference to the Company’s 10-Q filing on February 14, 2018)
10.13	Amendment No. 2 to the Stock Purchase Agreement with Xoma (US) LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filing on February 14, 2019)
10.14	Amendment No. 2 to the License Agreement with Xoma (US) LLC (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filing on February 14, 2019)
10.15	Purchase Agreement for Shares of Series AA Preferred Stock with Genexine, Inc. and Handok, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q filing on February 14, 2019)
10.16	First Amendment to the 2016 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit C to the Company’s Schedule 14A definitive proxy statement filing on April 5, 2019)
10.17	Employment Agreement between Keith Vendola and the Company dated July 31, 2019 (incorporated by reference to the Company's Form 8-K filing on August 6, 2019)
10.18	Master Services Agreement with Genexine, Inc. and Handok, Inc., effective as of July 1, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filing on November 14, 2019)
10.19	Amendment No. 3 to the License Agreement with Xoma (US) LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filing on May 14, 2020)
10.20	License Agreement with Handok, Inc. entered into on September 15, 2020 (incorporated by reference to Exhibit 10.21 of the Company’s Form 10-K filing on October 13, 2020)
10.21	Securities Purchase Agreement, dated as of October 8, 2020, by and between Rezolute. Inc. and the investors identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filing on October 13, 2020)
10.22	Registration Rights Agreement, dated as of October 8, 2020, by and between Rezolute, Inc., and the Investors identified therein (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filing on October 13, 2020)
10.23	Loan and Security Agreement, dated as of April 14, 2021 by and among Rezolute, Inc., SLR Investment Corp, as collateral agent and lender, and the other lenders named therein (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filing on May 17, 2021)
10.24	Exit Fee Agreement, dated as of April 14, 2021 by and among Rezolute, Inc., SLR Investment Corp, as collateral agent and lender, and the other lenders named therein (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filing on May 17, 2021)
10.25	Rezolute, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 filed on July 28, 2021)
21.1	Listing of Subsidiaries*
23.1	Consent of Plante & Moran, PLLC*
31.1	Certifications of Chief Executive Officer and Principal Financial Officer as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certifications of Chief Executive Officer and Principal Financial Officer as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed with the Original Filing.
**	Filed herewith.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

Item 16. Form 10-K Summary.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REZOLUTE, INC.

Date: September 24, 2021	By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer and Director (Principal Executive & Financial Officer)