Form 10-Q
period 2021-09-30
Rezolute, Inc.
filed 2021-11-12
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-39683

REZOLUTE, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	27-3440894
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Redwood Shores Parkway, Suite 315, Redwood City, California	94065
(Address of Principal Executive Offices)	(Zip Code)

(650) 206-4507

(Registrant’s Telephone Number, including Area Code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	RZLT	Nasdaq Capital Market

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

The registrant had 15,440,250 shares of its $0.001 par value common stock outstanding as of November 10, 2021.

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

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, but not limited to, the risks described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the “2021 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on September 15, 2021 and as amended on September 27, 2021.

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

While our financial results for the fiscal quarter ended September 30, 2021 and the fiscal year ended June 30, 2021 were not significantly impacted by COVID-19, we cannot predict the impact of the progression of the COVID-19 pandemic on future results due to a variety of factors, including the ongoing challenges associated with the pandemic, including the emergence of new variants of the coronavirus, such as the Delta variant, resurgences in number of rates of infections, the continued good health of our employees, the ability of us to maintain operations, access to healthcare facilities and patient willingness to participate in our clinical trials, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. The ultimate impact of the COVID-19 pandemic on our business operations, our ability to raise capital, as well as our preclinical studies and clinical trial timeliness remains uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. Any prolonged material disruption of our employees, suppliers, or manufacturing may negatively impact our consolidated financial position, results of operations and cash flows. We will continue to monitor the situation closely.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Rezolute, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30,	June 30,
	2021	2021
Assets

Current assets:
Cash and cash equivalents	$37,292	$41,047
Prepaid expenses and other	1,053	946
Total current assets	38,345	41,993

Long-term assets:
Right-of-use assets, net	317	396
Deferred offering costs and other	72	191
Property and equipment, net	26	29
Total assets	$38,760	$42,609

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,592	$1,035
Accrued liabilities:
Compensation and benefits	—	77
Insurance premiums	121	242
Other	679	349
Current portion of operating lease liabilities	206	265
Total current liabilities	2,598	1,968

Long-term liabilities:
Long term debt, net of discount	14,071	13,968
Embedded derivative liabilities	371	387
Operating lease liabilities, net of current portion	161	187
Total liabilities	17,201	16,510

Commitments and contingencies (Notes 4 and 8)

Shareholders' equity:
Preferred Stock, $0.001 par value; 400 shares shares authorized as of September 30, 2021 and June 30, 2021; no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 40,000 shares authorized as of September 30, 2021 and June 30, 2021; 8,640 and 8,352 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively	9	8
Additional paid-in capital	197,524	194,229
Accumulated deficit	(175,974)	(168,138)
Total shareholders' equity	21,559	26,099
Total liabilities and shareholders' equity	$38,760	$42,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2021	2020
Operating expenses:
Research and development	$5,774	$2,344
General and administrative	1,866	1,279
Total operating expenses	7,640	3,623
Operating loss	(7,640)	(3,623)
Non-operating income (expense):
Employee retention credit	231	—
Gain on change in fair value of embedded derivative liability	16	—
Interest expense, net	(443)	3
Total non-operating income (expense), net	(196)	3
Net loss	$(7,836)	$(3,620)

Net loss per common share - basic and diluted	$(0.92)	$(0.62)
Weighted average number of common shares outstanding - basic and diluted	8,513	5,867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except per share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Three Months Ended September 30, 2021:
Balances as of June 30, 2021	8,352	$8	$194,229	$(168,138)	$26,099
Share-based compensation	—	—	842	—	842
Issuance of common stock for cash	254	1	2,689	—	2,690
Advisory fees and other offering costs	—	—	(686)	—	(686)
Issuance of commitment shares	34	—	450	—	450
Net loss	—	—	—	(7,836)	(7,836)
Balances as of September 30, 2021	8,640	$9	$197,524	$(175,974)	$21,559

Three Months Ended September 30, 2020:
Balances as of June 30, 2020	5,867	$6	$154,595	$(147,236)	$7,365
Share-based compensation	—	—	634	—	634
Fair value of warrants issued to consultants for services	—	—	3	—	3
Net loss	—	—	—	(3,620)	(3,620)
Balances as of September 30, 2020	5,867	$6	$155,232	$(150,856)	$4,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,836)	$(3,620)
Share-based compensation expense	842	634
Accretion of debt discount and issuance costs	104	—
Non-cash lease expense	78	59
Depreciation and amortization expense	4	3
Fair value of warrants issued for services	—	3
Change in fair value of derivative liability	(16)	—
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses and other assets	(96)	72
Increase (decrease) in accounts payable	555	(107)
Increase (decrease) in other accrued liabilities	24	(195)
Decrease in license fees payable to Xoma	—	(400)
Net Cash Used In Operating Activities	(6,341)	(3,551)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,690	—
Cash payments for debt discount and issuance costs	(104)	—
Net Cash Provided by Financing Activities	2,586	—
Net decrease in cash, cash equivalents and restricted cash	(3,755)	(3,551)
Cash, cash equivalents and restricted cash at beginning of period	41,047	9,955
Cash, cash equivalents and restricted cash at end of period	$37,292	$6,404

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$340	$—
Cash paid for income taxes	—	—
Cash paid for amounts included in the measurement of operating lease liabilities	92	70

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of commitment shares for deferred offering costs subsequently charged to equity	$450	$—
Increase in payables for deferred offering costs	24	—

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

Change in Domicile

In June 2021, the Company merged with and into its wholly owned subsidiary, Rezolute Nevada Merger Corporation, a Nevada corporation (“Merger Sub”), pursuant to an Agreement and Plan of Merger, dated as of June 18, 2021 (the “Reincorporation Merger Agreement”), between the Company and Merger Sub, with Merger Sub as the surviving corporation (the “Reincorporation Merger”). At the effective time of the Reincorporation Merger (the “Effective Time”), the Merger Sub was renamed “Rezolute, Inc.” and succeeded to the assets, continued its business and assumed its rights and obligations by operation of law. The Reincorporation Merger Agreement was approved by the Company’s shareholders at the 2021 annual meeting of its shareholders held on May 26, 2021.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the SEC for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

The condensed consolidated balance sheet as of June 30, 2021, has been derived from the Company’s audited consolidated financial statements. The unaudited interim financial statements should be read in conjunction with the Company’s 2021 Form 10-K, which contains the Company’s audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended June 30, 2021.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnote disclosures necessary for a comprehensive presentation of financial position, results of operations, and cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) that are necessary for a fair financial statement presentation have been made. The interim results for the three months ended September 30, 2021 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the fiscal year ending June 30, 2022.

Consolidation

The Company has two wholly owned subsidiaries consisting of Rezolute (Bio) Ireland Limited, and Rezolute Bio UK, Ltd. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and the accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, fair value of the embedded derivatives, fair value of share-based payments, management’s assessment of going concern, and clinical trial accrued liabilities. Actual results could differ from those estimates.

Risks and Uncertainties

The Company's operations may be subject to significant risks and uncertainties including financial, operational, regulatory and other risks associated with a clinical stage company, including the potential risk of business failure as discussed further in Note 2, and the future impact of COVID-19 as discussed in Note 8.

Significant Accounting Policies

The Company’s significant accounting policies are described in Item 8 of the 2021 Form 10-K. For the three months ended September 30, 2021, the Company did not adopt any new accounting policies.

Recent Accounting Pronouncements

Standards Required to be Adopted in Future Years. The following accounting standards are not yet effective; management has not completed its evaluation to determine the impact that adoption of this standard will have on the Company’s consolidated financial statements.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the guidance on the impairment of financial instruments. This update adds an impairment model (known as the current expected credit losses model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses. In November 2019, ASU 2016-13 was amended by ASU 2019-10, Financial Instruments- Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) whereby the effective date for ASU 2016-13 for smaller reporting companies is now required for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not expect ASU 2016-13 will have a material impact on its consolidated financial statements as credit losses are not expected to be significant.

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 — LIQUIDITY

The Company is in the clinical stage and has not yet generated any revenues. For the three months ended September 30, 2021, the Company incurred a net loss of $7.8 million and net cash used in operating activities amounted to $6.3 million. For the fiscal year ended June 30, 2021, the Company incurred a net loss of $20.9 million and net cash used in operating activities amounted to $20.4 million. As of September 30, 2021, the Company had an accumulated deficit of $176.0 million, cash and cash equivalents of $37.3 million and total current liabilities of $2.6 million.

As discussed in Note 13, in October 2021 the Company completed an underwritten public offering for net proceeds of $46.7 million and a registered direct offering for net proceeds of $5.0 million, resulting in total net proceeds of approximately $51.7 million. If additional capital resources are required in the future, the Company has the ability to raise (i) additional debt financing proceeds up to $15.0 million if certain conditions are satisfied as discussed in Note 5, and additional equity financing proceeds as discussed in Note 6 under the captions Equity Distribution Agreement and LPC Purchase Agreement.

Management believes the Company’s existing cash and cash equivalents balance of $37.3 million, combined with the net offering proceeds of $51.7 million received in October 2021 will be adequate to carry out currently planned activities into November 2022.

NOTE 3 — OPERATING LEASES

The carrying value of right-of-use (“ROU”) assets and operating lease liabilities are as follows (in thousands):

	September 30,	June 30,
	2021	2021
Right-of-Use Assets, net	$317	$396

Operating Lease Liabilities:
Current	$206	$265
Long-term	161	187
Total	$367	$452

For the three months ended September 30, 2021 and 2020, operating lease expense was as follows (in thousands):

	Three Months Ended
	September 30,
	2021	2020
Research and development	$79	$49
General and administrative	23	24

Total	$102	$73

As of September 30, 2021, the weighted average remaining lease term under operating leases was 1.8 years, and the weighted average discount rate for operating lease liabilities was 7.1%. For the three months ended September 30, 2021 and 2020, cash paid for amounts included in the measurement of operating lease liabilities was $0.1 million. These cash payments were included in the determination of net cash used in operating activities in the condensed consolidated statements of cash flows.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Future payments under all operating lease agreements as of September 30, 2021 are as follows (in thousands):

Fiscal year ending June 30,
Remainder of fiscal year 2022	$192
2023	117
2024	79
Total lease payments	388
Less imputed interest	(21)
Present value of operating lease liabilities	$367

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

ActiveSite License Agreement

On August 4, 2017, the Company entered into a Development and License Agreement with ActiveSite Pharmaceuticals, Inc. (“ActiveSite”) pursuant to which the Company acquired the rights to ActiveSite’s Plasma Kallikrein Inhibitor program (“PKI Portfolio”). The Company is initially using the PKI Portfolio to develop an oral PKI therapeutic for diabetic macular edema (RZ402) and may use the PKI Portfolio to develop other therapeutics for different indications. The ActiveSite Development and License Agreement requires various milestone payments up to $46.5 million. The first milestone payment for $1.0 million was paid in December 2020 after clearance was received for an Initial Drug Application, or IND, filed with the U.S. Food and Drug Administration (“FDA”). The Company is also required to pay royalties equal to 2.0% of any sales of products that use the PKI Portfolio. There have been no events that would result in any royalty payments owed under the ActiveSite Development and License Agreement to date.

NOTE 5 — LOAN AND SECRUITY AGREEMENT

On April 14, 2021, the Company entered into a $30.0 million Loan and Security Agreement (the “Loan Agreement”) with SLR Investment Corp. and certain other lenders (the “Lenders”). The Lenders agreed to loan up to $30.0 million in three tranches consisting of (i) a $15.0 million term A loan that was funded on April 14, 2021, (ii) a $7.5 million term B loan to be funded upon request by the Company no later than January 25, 2022, and (iii) a $7.5 million term C loan to be funded upon request by the Company no later than September 25, 2022. Funding of the term B loan is subject to the Company’s ability to obtain at least $35.0 million of equity or subordinated debt financing by January 2022 and the achievement of certain clinical milestones related to RZ358 and RZ402. Funding of the term C loan is subject to the Company’s ability to (i) meet the conditions for funding the term B loan, and (ii) obtaining an additional $35.0 million of equity or subordinated debt financing, and the achievement of certain additional clinical milestones related to RZ358 and RZ402 by September 2022. Each term loan has a maturity date of April 1, 2026 (the “Maturity Date”). As discussed in Note 13, in October 2021 the Company completed an underwritten public offering for net proceeds of $46.7 million and a registered direct offering for net proceeds of $5.0 million, resulting in total net proceeds of approximately $51.7 million. As a result of the completion of these offerings, as well as equity issuances under the EDA and LPC Purchase Agreement during the three months ended September 30, 2021, we have met the financing threshold to qualify for the term B loan but will need to raise an additional $12.3 million to qualify for the term C loan. To date we have not achieved the clinical milestones to qualify for the term B and term C loans.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Outstanding borrowings bear interest at a floating rate equal to (a) 8.75% per annum plus (b) the greater of (i) the rate per annum published by the Intercontinental Exchange Benchmark Administration Ltd. (“IEBA”) for a term of one month and (ii) 0.12% per annum. For the period from April 14, 2021 through September 30, 2021, the IEBA rate for a term of one month was approximately 0.12% per annum. Therefore, the contractual rate was 8.87% as of September 30, 2021 and June 30, 2021. The Company is permitted to make interest-only payments on each term loan through May 1, 2023. At the Company’s request, the interest-only period can be extended until May 1, 2024, if the Company obtains at least $70.0 million of equity or subordinated debt financing by September 2022 and no event of default shall have occurred. The Company will be required to make monthly payments of principal and interest commencing at the end of the interest-only period.

The Company is obligated to pay the Lenders (i) a non-refundable facility fee in the amount of 1.00% of each term loan that is funded (the “Facility Fee”), and (ii) a final fee equal to 4.75% of the aggregate amount of the term loans funded (the “Final Fee”). As of September 30, 2021, the Company incurred debt discounts for an aggregate of $1.7 million that consisted of $0.5 million for financial advisory and legal fees, an aggregate of $0.8 million for the Facility Fee and the Final Fee, and an aggregate of $0.4 million as an exit fee as discussed below. The Final Fee is payable upon the earliest to occur of (i) the Maturity Date, (ii) the acceleration of the term loans, and (iii) the prepayment of the term loans. The total debt discount of $1.7 million related to the term A loan is being accreted to interest expense using the effective interest method which results in an overall current effective interest rate of 12.6% as of September 30, 2021 and June 30, 2021.

Concurrently with the execution of the Loan Agreement, the Company entered into an exit fee agreement (the “Exit Fee Agreement”) that provides for a fee of 4.00% of the funded principal balance of each term loan in the event certain transactions (defined as “Exit Events”) occur prior to April 13, 2031. Exit Events include, but are not limited to, sales of substantially all assets, certain mergers, change of control transactions, and issuances of common stock that result in new investors owning more than 35% of the Company’s shares. As of April 14, 2021, the Company allocated a portion of the proceeds from the term A loan to recognize a liability for the fair value of this embedded derivative for approximately $354,000. Fair value was determined based on the Company’s strategic corporate development plans and management has performed a detailed evaluation of the different types of Exit Events that could occur and using a discounted rate equivalent to the effective rate for the term A loan. Fair value of this embedded derivative is assessed at the end of each reporting period with changes in fair value recognized as a nonoperating gain or loss.

The Company has the option to prepay all, but not less than all, of the outstanding principal balance of the term loans. In the event of a voluntary or mandatory prepayment prior to the Maturity Date, the Company will incur a prepayment fee ranging from 1.00% to 3.00% of the outstanding principal balance.

The Company’s obligations under the Loan Agreement are secured by a first-priority security interest in substantially all the Company’s assets, including its intellectual property. This security interest will not be released until all obligations are repaid, including the requirement to pay an Exit Fee of $0.6 million for certain fundamental transactions that may occur through April 13, 2031. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, and a default upon the occurrence of a material adverse change affecting the Company. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balance, and the Lenders may declare all outstanding obligations immediately due and payable and exercise all their rights and remedies as set forth in the Loan Agreement.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2021, the Company had outstanding contractual obligations under the Loan Agreement consisting of the principal balance of $15.0 million and the Final Fee of $0.7 million for a total of $15.7 million. After deducting the unaccreted discount of $1.6 million, the net carrying value was $14.1 million as of September 30, 2021. Future minimum principal payments and the net carrying value of the term A loan are as follows as of September 30, 2021 (in thousands):

Fiscal year ending June 30,
2022	$—
2023	833
2024	5,000
2025	5,000
2026	4,880
Total contractual payments	15,713
Less unaccreted debt discount	(1,642)
Net carrying value	$14,071

NOTE 6 — SHAREHOLDERS’ EQUITY

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

The Company has no obligation to sell any of the Placement Shares under the EDA. The Company intends to use the net proceeds, if any, from amounts sold under the EDA for general corporate purposes, including working capital. Under the terms of the EDA, the Company agreed to pay the Agent a commission equal to 3.0% of the gross sales price of the Placement Shares plus certain expenses incurred by the Agent in connection with the offering. Through September 30, 2021, the Company sold 138,388 shares of its common stock pursuant to the EDA for net proceeds of approximately $1.5 million. Accordingly, the maximum amount remaining for sale under the EDA amounts to approximately $48.5 million as of September 30, 2021.

LPC Purchase Agreement

In August 2021, the Company entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “RRA”) with Lincoln Park Capital Fund, LLC (“LPC”), which provides that the Company may sell to LPC up to an aggregate of $20.0 million of shares (the “Purchase Shares”) of its common stock. The Company concurrently filed a prospectus supplement with the SEC to register the shares issuable under the Purchase Agreement. The aggregate number of shares that the Company can sell to LPC under the Purchase Agreement may not exceed 1,669,620 shares of common stock, subject to certain exceptions set forth in the Purchase Agreement.

LPC’s initial purchase consisted of 95,708 Purchase Shares at a purchase price of approximately $10.45 per share for a total purchase price of $1.0 million. Concurrently, the Company issued 33,799 shares of common stock to LPC as an initial fee for its commitment to purchase shares of our common stock under the Purchase Agreement. Subject to the terms of the Purchase Agreement, the Company has the right, in its sole discretion, to present LPC with a purchase notice (a “Regular Purchase Notice”), directing LPC to purchase up to 25,000 Purchase Shares (a “Regular Purchase”), which amounts may be increased under certain circumstances. LPC’s committed obligation under any single Regular Purchase generally will not exceed $2.0 million. The Purchase Agreement provides for a purchase price per Purchase Shares for each Regular Purchase (the “Purchase Price”) equal to the lesser of (i) the lowest sale price of the common stock on the Nasdaq Capital Market (“NCM”) on the purchase date of such shares; and (ii) the average of the three lowest closing sale

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

prices for the common stock traded on the NCM during the ten consecutive business days ending on the business day immediately preceding the purchase date of such shares.

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

On September 17, 2021, the Company submitted a regular purchase notice, resulting in the sale of 20,000 Purchase Shares to LPC for net proceeds of approximately $0.2 million. Accordingly, LPC is obligated to purchase up to a maximum of $18.8 million under the Purchase Agreement as of September 30, 2021.

Pursuant to the RRA, the Company agreed to use its reasonable best efforts to maintain effectiveness of the registration statement and the related prospectus supplement within prescribed deadlines set forth in the RRA. In addition, the Company is required to use its reasonable best efforts to secure and maintain its listing of the Purchase Shares on the NCM. LPC has no obligation to purchase shares under the Purchase Agreement unless the Company complies with the terms of the RRA.

NOTE 7 — SHARE-BASED COMPENSATION AND WARRANTS

Stock Option Plans

Presented below is a summary of the number of shares authorized, outstanding, and available for future grants under each of the Company’s stock option plans as of September 30, 2021 (in thousands):

	Termination	Number of Shares
Description	Date	Authorized	Outstanding	Available
2015 Plan	February 2020	50	50	—
2016 Plan	October 2021	313	313	—
2019 Plan	July 2029	200	200	—
2021 Plan	March 2030	1,200	766	434
Total		1,763	1,329	434

June 2021 Grants

On June 14, 2021, the Board of Directors granted stock options for an aggregate of approximately 0.7 million shares of common stock to certain officers, employees and independent directors at an exercise price of $12.28 per share (the “June 2021 Grants”). Stock options for an aggregate of approximately 0.5 million shares were granted to the Company’s chief executive officer, independent directors and employees with less than one year of service that provide for vesting of 1/36th of the total award each month commencing on July 1, 2021, and stock options for approximately 0.2 million shares granted to employees with more than one year of service that provided for vesting of 25% of the award on grant date with the remainder of the award vesting for approximately 2.1% the total award each month until full vesting occurs. The aggregate fair value of the June 2021 Grants was $7.3 million, of which $0.6 million was recognized in June 2021, $0.6 million was recognized for the three months ended September 30, 2021, and the remaining $6.1 million will be recognized over the future vesting periods.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Options Outstanding

The following table sets forth a summary of the stock option activity under all of the Company’s stock option plans for the three months ended September 30, 2021 (shares in thousands):

	Shares	Price (1)	Term (2)
Outstanding, June 30, 2021	1,285	$16.35	8.7
Granted	75	8.96
Forfeited	(31)	22.67
Outstanding, September 30, 2021	1,329	15.78	8.5
Vested, September 30, 2021	507	21.07	7.2
(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term for the number of years until the stock options expire.

For the three months ended September 30, 2021, the aggregate fair value of stock options granted for approximately 0.1 million shares of common stock that provide solely for time-based vesting, amounted to $0.5 million or approximately $6.73 per share as of the grant dates. There were no stock options granted in the three months ended September 30, 2020. Fair value was computed using the BSM option-pricing model and will result in the recognition of compensation cost ratably over the expected vesting period of the stock options. For the three months ended September 30, 2021, the fair value of stock options that provide for time-based vesting was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions:

Market price of common stock on grant date	$8.96
Expected volatility	92%
Risk free interest rate	0.97%
Expected term (years)	6.0
Dividend yield	0%

Share-based compensation expense for the three months ended September 30, 2021 and 2020 is included under the following captions in the unaudited condensed consolidated statements of operations (in thousands):

	2021	2020
Research and development	$309	$321
General and administrative	533	313
Total	$842	$634

Unrecognized share-based compensation expense is approximately $8.6 million as of September 30, 2021. This amount is expected to be recognized over a remaining weighted average period of 2.5 years.

Warrants

The Company has issued warrants in conjunction with various debt and equity financings and for services. The following table sets forth a summary of the warrant activity for the three months ended September 30, 2021 (shares in thousands):

	Shares	Price(1)	Term(2)
Outstanding, June 30, 2021	1,252	$28.91	4.8
Warrants expired	(28)	82.50
Outstanding, September 30, 2021	1,224	27.66	4.6
(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term for the number of years until the warrants expire.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Commitments

Please refer to Note 4 for further discussion of commitments to make milestone payments and to pay royalties under license agreements with Xoma and ActiveSite.

COVID-19

The current COVID-19 pandemic, which is impacting worldwide economic activity, poses risks that the Company or its employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. The extent to which COVID-19 impacts the Company’s business, including its clinical trials and financial condition, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. As COVID-19 continues to spread around the globe, including the spread of more contagious and virulent variants, we could experience disruptions, including delays or difficulties in enrolling patients in our clinical trials, delays or difficulties in clinical site initiation, interruption of key clinical trial activities, delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials and delays in necessary interactions with local regulatory authorities. COVID-19 may also impact the Company’s ability to raise additional capital on a timely basis or at all, which could negatively impact short-term and long-term liquidity.

Registration Rights Agreement

In connection with the Purchase Agreement further discussed in Note 6, the Company entered into a Registration Rights Agreement whereby it agreed to register all the shares issuable under the facility. The Company filed a prospectus supplement to meet this obligation in August 2021 and is required to maintain the effectiveness of the prospectus supplement on a reasonable best-efforts basis.

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations. At each reporting period, the Company evaluates known claims to determine whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal fees are expensed as incurred.

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

For the three months ended September 30, 2021 and 2020, the Company did not record any income tax benefit due to a full valuation allowance on its deferred tax assets. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three months ended September 30, 2021 and 2020.

NOTE 11 — NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. For the three months ended September 30, 2021 and 2020, basic and diluted net loss per share were the same since all common stock equivalents were anti-dilutive. As of September 30, 2021 and 2020, the following outstanding potential common stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

	2021	2020
Stock options	1,329	944
Warrants	1,224	618
Total	2,553	1,562

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

The embedded derivative liabilities discussed in Note 5 were classified under Level 3 and were required to be measured and recorded at fair value on a recurring basis beginning on April 14, 2021. Fair value was determined based on management’s assessment of the probability and timing of occurrence for the events that give rise to embedded derivatives using a discounted rate equal to the effective interest rate for the term A loan.

The following tables set forth a summary of changes in the fair value of the Company’s embedded derivative liability for which fair value was determined by Level 3 inputs (in thousands):

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Embedded
Derivatives
Balance, June 30, 2021	$387
Changes in fair value of embedded derivative liabilities	(16)
Balance, September 30, 2021	$371

Except for the embedded derivative liability, the Company did not have any other assets or liabilities measured at fair value on a recurring basis as of September 30, 2021 and June 30, 2021.

Due to the relatively short maturity of the respective instruments, the fair value of cash and cash equivalents, accounts payable and accrued liabilities approximated their carrying values as of September 30, 2021 and June 30, 2021. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three months ended September 30, 2021 and 2010, the Company did not have any transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents at high-quality financial institutions. For the three months ended September 30, 2021, cash deposits have exceeded the amount of federal insurance provided on such deposits. As of September 30, 2021 and June 30, 2021, the Company had cash and cash equivalents with a single financial institution with an aggregate balance of $37.3 million and $41.0 million, respectively. The Company has never experienced any losses related to its investments in cash and cash equivalents.

NOTE 13 — SUBSEQUENT EVENTS

Underwritten Public Offering

On October 12, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co., Inc., as representative of the underwriters listed therein (the “Underwriters”) for the planned issuance and sale of equity securities in an underwritten public offering (the “Underwritten Offering”). On October 15, 2021, closing occurred for the Underwritten Offering resulting in the issuance of (i) 6,030,847 shares of common stock at $6.50 per share for gross proceeds of $39.2 million, and (ii) 1,661,461 pre-funded warrants to purchase 1,661,461 shares of common stock at $6.49 per the Pre-Funded Warrants for gross proceeds of $10.8 million. The aggregate gross proceeds from the Underwritten Offering amounted to $50.0 million before deductions for underwriting discounts and commissions of 6.0% of the gross proceeds and other offering costs of approximately $0.3 million. After deducting total offering costs of $3.3 million, the net proceeds of the Underwritten Offering amounted to approximately $46.7 million.

The Company granted the Underwriters a 30-day option to purchase up to an additional 1,153,845 shares of its common stock in the Underwritten Offering at a public offering price of $6.50 per share, less underwriting discounts and commissions (the “Underwriters’ Option”).

In connection with the Underwritten Offering, certain of the Company’s officers and directors agreed not to sell or otherwise dispose of any common stock held by them through January 10, 2022 (the “Lock-Up Period”). In addition, the Company is prohibited from selling any shares of its common stock under the LPC Purchase Agreement or the EDA discussed in Note 6.

The Pre-Funded Warrants have an exercise price of $0.01 per share, which is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. Each Pre-Funded Warrant is exercisable at any time and from time to time after issuance. In the event of certain corporate transactions, the holders of the Pre-Funded Warrants will be entitled to receive, upon exercise of the Pre-Funded Warrants, the kind and amount of securities, cash or other property that the holders would have received had they exercised the Pre-Funded Warrants immediately prior to such transaction.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Pre-Funded Warrants do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of Common Stock are entitled.

Registered Direct Offering

Concurrently with the Underwritten Offering, a large shareholder (the “Purchaser”) entered into a subscription agreement for a registered direct offering, pursuant to which the Company agreed to sell to the Purchaser an aggregate of 769,231 shares of the Company’s common stock at a purchase price of $6.50 per share. The closing for the registered direct offering occurred on October 27, 2021 whereby the Company received gross proceeds of $5.0 million.

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

Recent Developments

Lincoln Park Capital

In August 2021, we entered into the Purchase Agreement with LPC, which provides that we may sell to LPC up to $20.0 million of Purchase Shares. The aggregate number of shares that we can sell to LPC under the Purchase Agreement may not exceed 1,669,620 shares of our common stock, subject to certain exceptions set forth in the Purchase Agreement. Through September 30, 2021, we have issued an aggregate of 149,507 shares under the Purchase Agreement and have received gross proceeds of approximately $1.2 million.

Equity Offerings

On October 12, 2021, we entered into the Underwriting Agreement with the Underwriters for the planned issuance and sale of equity securities in the Underwritten Offering. On October 15, 2021, closing occurred for the Underwritten Offering resulting in the issuance of (i) 6,030,847 shares of common stock at $6.50 per share for gross proceeds of $39.2 million, and (ii) 1,661,461 pre-funded warrants to purchase 1,661,461 shares of common stock at $6.49 per the Pre-Funded Warrants for gross proceeds of $10.8 million. The aggregate gross proceeds from the Underwritten Offering amounted to $50.0 million. We paid underwriting discounts and commissions of 6.0% of the gross proceeds or a total of approximately $3.0 million and other offering costs amount to $0.3 million. After deduction of all offering costs, the net proceeds of the Underwritten Offering amounted to approximately $46.7 million.

Concurrently with the Underwritten Offering, a large shareholder (the “Purchaser”) entered into a subscription agreement for a registered direct offering, pursuant to which we agreed to sell to the Purchaser an aggregate of 769,231 shares of our common stock at a purchase price of $6.50 per share. The closing for the registered direct offering occurred on October 27, 2021 whereby we received gross proceeds of $5.0 million.

Please refer to our discussion under Liquidity and Capital Resources below and in Notes 6 and 13 to our unaudited condensed consolidated financial statements for further discussion of the LPC Purchase Agreement and the Underwritten Offering.

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

While our financial results for the three months ended September 30, 2021 and the fiscal year ended June 30, 2021 were not significantly impacted by COVID-19, we cannot predict the impact of the progression of the COVID-19 pandemic on future results due to a variety of factors, including the ongoing challenges associated with the pandemic, including the emergence of new variants of the coronavirus, such as the Delta variant, resurgences in number of rates of infections, the continued good health of our employees, the ability of us to maintain operations, access to healthcare facilities and patient willingness to participate in our clinical trials, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. The ultimate impact of the COVID-19 pandemic on our business operations, our ability to raise capital, as well as our preclinical studies and clinical trial timeliness remains uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. Any prolonged material disruption of our employees, suppliers, or manufacturing may negatively impact our consolidated financial position, results of operations and cash flows. We will continue to monitor the situation closely.

Summary of Clinical Assets

Our lead clinical asset, RZ358, is an antibody therapy in Phase 2b development as a potential treatment for congenital hyperinsulinism (“HI”), an ultra-rare pediatric genetic disorder. In February 2020, we announced the initiation of the RZ358-606 Phase 2b study (“RIZE”) globally at multiple study centers. Prior to COVID-19, we had planned to complete the RIZE study by the middle of calendar year 2021. In March 2020, we paused the RIZE study as a result of the COVID-19 pandemic. As the COVID-19 pandemic began to abate in different regions, we resumed clinical activities including trial site initiations and patient enrollment. Subject to COVID-19 conditions, we are expecting to report top-line results in the first quarter of calendar year 2022.

In addition, in the first half of calendar year 2020, we had positive interactions with the U.S. Food and Drug Administration (“FDA”). In June 2020, we announced that FDA granted us Rare Pediatric Disease (“RPD”) designation for RZ358, which qualifies us to receive a priority review voucher (“PRV”) upon marketing approval of the drug in congenital HI. Such a voucher could be redeemed to receive a priority review of a subsequent marketing application for any drug candidate in any disease indication. Further, we submitted the RIZE protocol to FDA which allows us to expand the study to clinical sites in the United States.

Our second clinical asset, RZ402, is a selective and potent plasma kallikrein inhibitor (“PKI”) being developed as a potential oral therapy for the chronic treatment of diabetic macular edema (“DME”). RZ402 is currently in Phase 1 development. In January 2021, we dosed the first subject in the Phase 1a study, and in May 2021, we announced positive topline results whereby single dose oral administration of RZ402 resulted in plasma concentrations that substantially exceeded target pharmacologically-active drug levels, demonstrating the potential for once daily dosing. RZ402 was generally safe and well-tolerated at all doses tested, without dose-limiting toxicities. In August 2021, we announced the initiation in the Phase 1b multiple-ascending dose (“MAD”) study and planned to be completed by the first quarter of calendar year 2022. If favorable results are also obtained in the Phase 1b study, we expect to advance developmental activities toward a Phase 2a proof-of-concept study during the second half of calendar year 2022.

RZ358

Congenital HI is an ultra-rare pediatric genetic disorder characterized by excessive production of insulin by the pancreas. If untreated, the elevated insulin levels in these patients can induce extreme hypoglycemia (low blood sugar) events, increasing the risk of neurological and developmental complications, including persistent feeding problems, learning disabilities, recurrent seizures, brain damage or even death. There are no FDA approved therapies for congenital HI and the current standard of care treatments are suboptimal. In some cases, pancreatic surgery is a treatment option, but this approach is invasive and may require repeat surgeries.

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

Key Components of Consolidated Statements of Operations

Research and development expenses. Research and development (“R&D”) expenses consist primarily of compensation and benefits for our personnel engaged in R&D activities, clinical trial costs, licensing costs, and consultants and outside services. Our R&D compensation costs include an allocable portion of our cash and share-based compensation, employee benefits, and consulting costs related to personnel engaged in the design and development of product candidates and other scientific research projects. We also allocate a portion of our facilities and overhead costs based on the personnel and other resources devoted to R&D activities.

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

Gain on changes in fair value of derivative liability. We recognized liabilities for embedded derivatives in our debt agreements. Derivative liabilities are adjusted to fair value at the end of each reporting period until the derivative liability contracts are settled, expire, or meet the conditions for equity classification. Changes in fair value are reflected as a gain or loss in our unaudited condensed consolidated statements of operations. Any gains or losses reflected prior to the deficiency was cured will not be reversed.

Interest expense. The components of interest expense include the amount of interest payable in cash at the stated interest rate, and accretion of debt discounts and issuance costs (“DDIC”) using the effective interest method. DDIC arises from the issuance of debt instruments and other related contracts or agreements which possess certain terms and conditions resulting in additional financing costs arising from origination, exit and final fees, and other incremental and direct costs incurred to consummate the financing.

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

With respect to our significant accounting policies that are described in Note 1 to our consolidated financial statements included in Item 8 of our 2021 Form 10-K, we believe that the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Change in Fair Value of Derivative Liability

We recognize liabilities for embedded derivatives in our debt agreements. The determination of the fair value of the embedded derivatives includes subjective assumptions that can materially affect the fair value estimates. Derivative liabilities are adjusted to fair value at the end of each reporting period with changes in fair value reflected as a gain or loss in our unaudited condensed consolidated statements of operations.

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

Results of Operations

Three months ended September 30, 2021 and 2020

Revenue. As a clinical stage company, we did not generate any revenue for the three months ended September 30, 2021 and 2020. We are at an early stage of development as a proprietary product specialty pharmaceutical company, and we do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. We do not expect to be able to market any of our product candidates for several years.

Research and development expenses. R&D expenses for each of the three months ended September 30, 2021 and 2020 were as follows (in thousands, except percentages):

	Three Months Ended
	September 30,
	2021	2020
Research and development expenses	$5,774	$2,344
Dollar increase	$3,430
Precentage increase	146%

The increase in research and development expenses of $3.4 million for the three months ended September 30, 2021 was primarily attributable to an increase in clinical trial costs associated with RZ402 of approximately $1.3 million and RZ358 of approximately $0.9 million. The $1.3 million of costs for RZ402 was primarily attributable to the MAD study that was initiated in August 2021, as discussed above under the caption Summary of Clinical Assets. No clinical trial costs related to RZ402 were incurred for the three months ended September 30, 2020. Aside from clinical trial costs, we had an increase of approximately $0.6 million in compensation and benefits for our R&D workforce that was primarily attributable to increased headcount.

General and administrative expenses. G&A expenses for each of the three months ended September 30, 2021 and 2020 were as follows (in thousands, except percentages):

	Three Months Ended
	September 30,
	2021	2020
General and Administrative expenses	$1,866	$1,279
Dollar increase	$587
Precentage increase	46%

The increase in general and administrative expenses of $0.6 million for the three months ended September 30, 2021 was primarily attributable to an increase in professional fees associated with corporate development activities, consulting services, and strategic financial advisory services. In addition, there was an increase in share-based compensation expense primarily due to a grant of stock options to G&A employees and directors in June 2021.

Employee Retention Credit. Employee retention credit income was $0.2 million for the three months ended September 30, 2021. This income is a result of of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act benefits we qualified for during the fiscal quarter. We did not qualify for any employee retention credits in the same period in 2020

Interest Expense. Interest expense was approximately $0.4 million for the three months ended September 30, 2021, whereas we did not incur any interest expense for the same period in 2020. Interest expense for the three months ended September 30, 2021 was solely attributable to the Loan Agreement entered into in April 2021 and consisted of (i) interest expense of $0.3 million based on the contractual rate of 8.87%, and (ii) accretion of discount of $0.1 million.

Income Taxes

For the three months ended September 30, 2021 and 2020, we did not recognize any income tax benefit due to our net losses and our determination that a full valuation allowance was required for our deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents totaling approximately $37.3 million and working capital was approximately $35.7 million. We have incurred cumulative net losses of $176.0 million since our inception, and as a clinical stage company we have not generated any revenue to date.

As discussed above under the caption Recent Developments, in August 2021 we entered into the Purchase Agreement with LPC that provides for issuances of common stock up to an aggregate of $20.0 million. The aggregate number of shares that we can sell to LPC under the Purchase Agreement may not exceed 1,669,620 shares of our common stock, subject to certain exceptions set forth in the Purchase Agreement. Through September 30, 2021, we have issued an aggregate of 149,507 shares under the Purchase Agreement and have received gross proceeds of approximately $1.2 million.

In December 2020, we entered into the EDA with Oppenheimer & Co. Inc. as sales agent that provides for an “at the market offering” for the sale of up to $50.0 million in Placement Shares. For the period from July 1, 2021 through September 30, 2021, we sold 138,388 shares of our common stock for which aggregate net proceeds of approximately $1.5 million were received. Accordingly, we may sell up to an additional $48.5 million under the EDA.

In April 2021, we entered into a $30.0 million Loan and Security Agreement (the “Loan Agreement”) with SLR Investment Corp. and certain other lenders (the “Lenders”). The Lenders agreed to loan up to $30.0 million in three tranches consisting of (i) a $15.0 million term A loan that was funded on April 14, 2021, (ii) a $7.5 million term B loan to be funded upon our request no later than January 25, 2022, and (iii) a $7.5 million term C loan to be funded upon our request no later than September 25, 2022. Funding of the term B loan was subject to our ability to obtain at least $35 million of equity or subordinated debt financing by January 2022 and the achievement of certain clinical milestones related to RZ358 and RZ402. Funding of the term C loan is subject to our ability to meet the conditions for funding the term B loan, plus obtaining an additional $35 million of equity or subordinated debt financing by September 2022 and the achievement of certain additional clinical milestones related to RZ358 and RZ402. Each term loan has a maturity date of April 1, 2026 (the “Maturity Date”). We are permitted to make interest-only payments on each term loan at least through May 1, 2023.

As a result of the completion of the Underwritten Offering and the registered direct offering in October 2021 for gross proceeds of $55.0 million, as well as equity issuances under the EDA and LPC Purchase Agreement during the three months ended September 30, 2021, we have met the financing threshold to qualify for the term B loan but will need to raise an additional $12.3 million to qualify for the term C loan. To date we have not achieved the clinical milestones to qualify for the term B and term C loans. No assurance can be provided that we will meet the requirements to qualify for the term B and term C loans and, even if we do qualify for this funding, no assurance can be provided that we would elect to request it.

As a condition of the Loan Agreement, our cash and cash equivalents became subject to a blocked account control agreement (“BACA”) in favor of the Lenders whereby a cash balance of at least $5.0 million must be maintained beginning on the earlier of (i) December 31, 2021, and (ii) the date the term B loan is funded. In the event of a default under the Loan Agreement, the BACA would enable the Lenders to prevent the release of funds from our cash accounts until the default is cure or waived. For additional information about the Loan Agreement, please refer to Note 5 to the financial statements included in Part I, Item 1 of this Report.

We believe our existing cash and cash equivalents balance of $37.3 million as of September 30, 2021, combined with the public offering and registered direct offering net proceeds of $51.7 million received in October 2021 will be adequate to carry out currently planned activities into November 2022.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the three months ended September 30, 2021 and 2020 (in thousands):

	2021	2020	Change
Net cash provided by (used in):
Operating activities	$(6,341)	$(3,551)	$(2,790)
Investing activities	—	—	—
Financing activities	2,586	—	2,586

Cash Flows Used in Operating Activities

For the three months ended September 30, 2021 and 2020, cash flows used in operating activities amounted to $6.3 million and $3.6 million, respectively. The key components in the calculation of our cash used in operating activities are as follows (in thousands):

	2021	2020	Change
Net loss	$(7,836)	$(3,620)	$(4,216)
Non-cash expenses	1,028	699	329
Non-cash gains	(16)	—	(16)
Changes in operating assets and liabilities, net	483	(630)	1,113
Total	$(6,341)	$(3,551)	$(2,790)

For the three months ended September 30, 2021, our net loss was $7.8 million compared to $3.6 million for the three months ended September 30, 2020. For further discussion about changes in our operating results for the three months ended September 30, 2021 and 2020, please refer to Results of Operations above.

For the three months ended September 30, 2021 and 2020, our non-cash expenses of $1.0 million and $0.7 million, respectively, were primarily attributable to share-based compensation expense. For the three months ended September 30, 2021, net changes in operating assets and liabilities increased operating cash flow by $0.5 million, primarily driven by increased in accounts payable by $0.6 million, partially offset by an increase in prepaid expenses and other assets of $0.1 million. For the three months ended September 30, 2020, net changes in operating assets and liabilities decreased operating cash flow by $0.6 million, primarily driven by a reduction in accrued liabilities of $0.6 million.

Cash Flows Provided by Investing Activities

We did not have any cash flows from investing activities for the three months ended September 30, 2021 and 2020.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2021 amounted to $2.6 million. This amount included (i) $1.5 million of gross proceeds from the EDA and (ii) $1.2 million of gross proceeds from LPC purchase agreement. The total proceeds from equity financing activities amounted to $2.7 million and were partially offset by payments of $0.1 million related to financial advisory fees and other costs of equity financings.

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

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Certain factors exist which may affect the Company’s business and could cause actual results to differ materially from those expressed in any forward-looking statements. Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in Item 1.A. Risk Factors of our 2021 Form 10-K, and the risk factor discussed below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no reportable issuances of unregistered shares of the Company's equity securities for the period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
10.1

Purchase Agreement, dated as of August 2, 2021 by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filing on August 4, 2021)

10.2

Registration Rights Agreement, dated as of August 2, 2021 by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filing on August 4, 2021)

31.1*	Certification of Chief Executive and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of Chief Executive and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS*	Inline XBRL Instance Document
101.SC*	Inline XBRL Taxonomy Extension Schema
101.CA*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LA*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

* Filed herewith.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REZOLUTE, INC.

Date: November 12, 2021	By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer
(Principal Executive and Financial Officer)