Form 10-Q
period 2021-12-31
Rezolute, Inc.
filed 2022-02-09
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The registrant had 15,556,516 shares of its $0.001 par value common stock outstanding as of February 7, 2022.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

●	projected operating or financial results, including anticipated cash flows used in operations;
●	expectations regarding capital expenditures, research and development expenses and other payments;
●	our expectation about the extent and duration of the COVID-19 pandemic on our business;
●	our beliefs and assumptions relating to our liquidity position, including our ability to obtain additional financing;
●	our ability to obtain regulatory approvals for our pharmaceutical drugs and diagnostics; and
●	our future dependence on third party manufacturers or strategic partners to manufacture any of our pharmaceutical drugs and diagnostics that receive regulatory approval, and our ability to identify strategic partners and enter into license, co-development, collaboration or similar arrangements.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Rezolute, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,	June 30,
	2021	2021
Assets

Current assets:
Cash and cash equivalents	$77,403	$41,047
Prepaid expenses and other	695	946
Total current assets	78,098	41,993

Long-term assets:
Restricted cash	5,000	—
Right-of-use assets, net	237	396
Deferred offering costs and other	48	191
Property and equipment, net	22	29
Total assets	$83,405	$42,609

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,349	$1,035
Accrued liabilities:
Compensation and benefits	1,472	77
Insurance premiums	—	242
Other	477	349
Current portion of operating lease liabilities	147	265
Total current liabilities	6,445	1,968

Long-term liabilities:
Long term debt, net of discount	14,178	13,968
Embedded derivative liability	383	387
Operating lease liabilities, net of current portion	134	187
Total liabilities	21,140	16,510

Commitments and contingencies (Notes 4 and 8)

Shareholders’ equity:
Preferred Stock, $0.001 par value; 400 shares shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 40,000 shares authorized ; 15,556 and 8,352 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively	16	8
Additional paid-in capital	250,816	194,229
Accumulated deficit	(188,567)	(168,138)
Total shareholders’ equity	62,265	26,099
Total liabilities and shareholders' equity	$83,405	$42,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Operating expenses:
Research and development	$9,452	$4,496	$15,226	$6,840
General and administrative	2,697	2,656	4,563	3,935
Total operating expenses	12,149	7,152	19,789	10,775
Operating loss	(12,149)	(7,152)	(19,789)	(10,775)
Non-operating income (expense):
Interest expense	(445)	—	(888)	—
Gain (loss) on change in fair value of embedded derivative liability	(12)	—	4	—
Employee retention credit	—	—	231	—
Other income	13	55	13	58
Total non-operating income (expense), net	(444)	55	(640)	58
Net loss	$(12,593)	$(7,097)	$(20,429)	$(10,717)
Net loss per common share - basic and diluted	$(0.80)	$(0.88)	$(1.69)	$(1.54)
Weighted average number of common shares outstanding - basic and diluted	15,680	8,045	12,097	6,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

Six Months Ended December 31, 2021 and 2020

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Six Months Ended December 31, 2021:
Balances as of June 30, 2021	8,352	$8	$194,229	$(168,138)	$26,099
Gross proceeds from issuance of equity securities for cash in Underwritten Public Offering:
Common stock	6,147	6	39,950	—	39,956
Pre-Funded Warrants	—	—	10,783	—	10,783
Gross proceeds from issuance of common stock for cash:
In Registered Direct Offering	769	1	4,999	—	5,000
Under Equity Distribution Agreement	138	1	1,518	—	1,519
Under LPC Purchase Agreement	116	—	1,172	—	1,172
Underwriting discounts and other equity offering costs	—	—	(4,136)	—	(4,136)
Share-based compensation	—	—	1,851	—	1,851
Commitment shares issued under LPC Purchase Agreement	34	—	450	—	450
Net loss	—	—	—	(20,429)	(20,429)
Balances as of December 31, 2021	15,556	$16	$250,816	$(188,567)	$62,265

Six Months Ended December 31, 2020:
Balances as of June 30, 2020	5,867	$6	$154,595	$(147,236)	$7,365
Issuance of Units for cash	2,485	2	40,998	—	41,000
Advisory fees and other offering costs	—	—	(3,550)	—	(3,550)
Share-based compensation	—	—	1,775	—	1,775
Issuance of common stock for services	—	—	7	—	7
Fair value of warrants issued to consultants for services	—	—	6	—	6
Net loss	—	—	—	(10,717)	(10,717)
Balances as of December 31, 2020	8,352	$8	$193,831	$(157,953)	$35,886

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,429)	$(10,717)
Share-based compensation expense	1,851	1,775
Accretion of debt discount and issuance costs	211	—
Non-cash lease expense	159	139
Depreciation and amortization expense	7	6
Change in fair value of embedded derivative liability	(4)	—
Fair value of shares of common stock issued for services	—	7
Fair value of warrants issued for services	—	6
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	238	(2)
Increase (decrease) in accounts payable	3,320	(412)
Increase in other accrued liabilities	1,109	1,193
Decrease in license fees payable to Xoma	—	(1,809)
Net Cash Used In Operating Activities	(13,538)	(9,814)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Underwritten Public Offering	50,738	—
Proceeds from Registered Direct Offering	5,000	—
Proceeds from issuances of common stock	2,690	—
Proceeds from issuance of Units	—	41,000
Payments for professional fees and other offering costs	(3,430)	(3,541)
Payments for debt discount and issuance costs	(104)	—
Net Cash Provided by Financing Activities	54,894	37,459
Net increase in cash, cash equivalents and restricted cash	41,356	27,645
Cash, cash equivalents and restricted cash at beginning of period	41,047	9,955
Cash, cash equivalents and restricted cash at end of period	$82,403	$37,600

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents, end of period	$77,403	$37,600
Restricted cash, end of period	5,000	—
Total cash, cash equivalents and restricted cash, end of period	$82,403	$37,600

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$680	$—
Cash paid for income taxes	—	—
Right-of-use assets acquired in exchange for operating lease liabilities	—	302
Cash paid for amounts included in the measurement of operating lease liabilities	184	140

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of commitment shares for deferred offering costs subsequently charged to additional paid-in capital	$450	$—
Increase in payables for deferred offering costs	—	32
Furniture and equipment received as inducement under operating lease	—	10

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnote disclosures necessary for a comprehensive presentation of financial position, results of operations, and cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) that are necessary for a fair financial statement presentation have been made. The interim results for the three and six months ended December 31, 2021 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the fiscal year ending June 30, 2022.

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the unaudited condensed consolidated financial statements and the accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, the fair value of derivative liabilities, fair value of share-based payments, management’s assessment of going concern, and clinical trial accrued liabilities. Actual results could differ from those estimates.

Risks and Uncertainties

The Company’s operations may be subject to significant risks and uncertainties including financial, operational, regulatory and other risks associated with a clinical stage company, including the potential risk of business failure as discussed further in Note 2, and the future impact of COVID-19 as discussed in Note 8.

Significant Accounting Policies

The Company’s significant accounting policies are described in Item 8 of the 2021 Form 10-K.

Recent Accounting Pronouncements

Standard Required to be Adopted in Future Periods. The following accounting standards are not yet effective; management has not completed its evaluation to determine the impact that adoption of this standard will have on the Company’s consolidated financial statements.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the guidance on the impairment of financial instruments. This update adds an impairment model (known as the current expected credit losses model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses. In November 2019, ASU 2016-13 was amended by ASU 2019-10, Financial Instruments- Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) whereby the effective date for ASU 2016-13 for smaller reporting companies is now required for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2016-13 will have a material impact on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, which results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Additionally, ASU 2020-06 affects the diluted earnings per share calculation for instruments that may be settled in cash or shares and for convertible instruments and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. ASU 2020-06 allows entities to use a modified or full retrospective transition method and is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company plans to early adopt this standard using the full retrospective transition method effective July 1, 2022. The Company does not expect the impact of adoption will have a material effect on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not currently expected to have a material impact on the Company’s financial statements upon adoption.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 — LIQUIDITY

The Company is in the clinical stage and has not yet generated any revenues. For the six months ended December 31, 2021, the Company incurred a net loss of $20.4 million and net cash used in operating activities amounted to $13.5 million. For the fiscal year ended June 30, 2021, the Company incurred a net loss of $20.9 million and net cash used in operating activities amounted to $20.4 million. As of December 31, 2021, the Company had an accumulated deficit of $188.6 million, unrestricted cash and cash equivalents of $77.4 million, and total current liabilities of $6.4 million.

As discussed in Note 4, the Company is subject to license agreements that provide for future contractual payments upon achievement of various milestone events. Pursuant to the Xoma Agreement, the next milestone includes a $2.0 million payment upon dosing of the last patient in the Company’s ongoing Phase 2b clinical trial for RZ358. Dosing of the last patient in the ongoing Phase 2b study occurred in January 2022. Additionally, pursuant to the ActiveSite Agreement, the next milestone will consist of a $3.0 million payment upon dosing of the first patient in a Phase 2 clinical trial for RZ402.

As discussed in Note 6, in October and November 2021 the Company completed an underwritten public offering for net proceeds of $47.3 million and a registered direct offering for net proceeds of $5.0 million, resulting in total net proceeds of approximately $52.3 million. In addition, for the six months ended December 31, 2021, the Company received net proceeds of approximately $2.7 million from equity issuances under the Equity Distribution Agreement and the LPC Purchase Agreement discussed in Note 6. If additional capital resources are required in the future, the Company has the ability to raise additional equity financing proceeds as discussed in Note 6 under the captions Equity Distribution Agreement and LPC Purchase Agreement.

Management believes the Company’s unrestricted cash and cash equivalents balance of $77.4 million will be adequate to carry out currently planned activities at least through February 2023.

NOTE 3 — OPERATING LEASES

The carrying value of right-of-use (“ROU”) assets and operating lease liabilities are as follows (in thousands):

	December 31,	June 30,
	2021	2021
Right-of-Use Assets, net	$237	$396

Operating Lease Liabilities:
Current	$147	$265
Long-term	134	187
Total	$281	$452

For the three and six months ended December 31, 2021 and 2020, operating lease expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Research and development	$71	$61	$150	$110
General and administrative	20	30	43	54

Total	$91	$91	$193	$164

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of December 31, 2021, the weighted average remaining lease term under operating leases was 1.9 years, and the weighted average discount rate for operating lease liabilities was 6.6%. Future payments under all operating lease agreements as of December 31, 2021 are as follows (in thousands):

Fiscal year ending June 30,
Remainder of fiscal year 2022	$100
2023	117
2024	79
Total lease payments	296
Less imputed interest	(15)
Present value of operating lease liabilities	$281

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

Upon the achievement of certain clinical and regulatory events under the License Agreement, the Company will be required to make up to $37.0 million in aggregate milestone payments to Xoma, including the next scheduled payment of $2.0 million due upon the dosing of the last patient in the Company’s ongoing Phase 2b clinical trial for RZ358. The dosing of the last patient in the Company’s ongoing Phase 2b study occurred in January 2022.

ActiveSite License Agreement

On August 4, 2017, the Company entered into a Development and License Agreement with ActiveSite Pharmaceuticals, Inc. (“ActiveSite”) pursuant to which the Company acquired the rights to ActiveSite’s Plasma Kallikrein Inhibitor program (“PKI Portfolio”). The Company is initially using the PKI Portfolio to develop an oral PKI therapeutic for diabetic macular edema (RZ402) and may use the PKI Portfolio to develop other therapeutics for different indications. The ActiveSite Development and License Agreement requires various milestone payments up to $46.5 million. The first milestone payment for $1.0 million was paid in December 2020 after clearance was received for an Initial Drug Application, or IND, filed with the U.S. Food and Drug Administration (“FDA”). The next milestone payment of $3.0 million will be due upon dosing of the first patient in a Phase 2 clinical trial for RZ402.

NOTE 5 — LOAN AND SECURITY AGREEMENT

On April 14, 2021, the Company entered into a $30.0 million Loan and Security Agreement (the “Loan Agreement”) with SLR Investment Corp. and certain other lenders (the “Lenders”). The Lenders agreed to loan up to $30.0 million in three tranches consisting of (i) a $15.0 million term A loan that was funded on April 14, 2021, (ii) a $7.5 million term B loan to be funded upon request by the Company no later than January 25, 2022, and (iii) a $7.5 million term C loan to be funded upon request by the Company no later than September 25, 2022. Funding of the term B and term C loans was subject to the Company’s ability to obtain prescribed amounts of equity or subordinated debt financing and the achievement of certain clinical milestones related to RZ358 and RZ402. The Company did not achieve the initial clinical milestones to qualify for funding of the term B and term C loans. The term A loan has a maturity date of April 1, 2026 (the “Maturity Date”).

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In addition, the Company’s cash and cash equivalents became subject to a blocked account control agreement (“BACA”) in favor of the Lenders whereby a cash balance of at least $5.0 million was required beginning on December 31, 2021. Accordingly, the Company has classified $5.0 million as a long-term restricted cash asset in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2021. In the event of a default under the Loan Agreement, the BACA would enable the Lenders to prevent the release of funds from the Company’s cash accounts.

Outstanding borrowings under the Loan Agreement bear interest at a floating rate equal to (a) 8.75% per annum plus (b) the greater of (i) the rate per annum published by the Intercontinental Exchange Benchmark Administration Ltd. (“IEBA”) for a term of one month and (ii) 0.12% per annum. For the period from April 14, 2021 through December 31, 2021, the IEBA rate for a term of one month was approximately 0.12% per annum. Therefore, the contractual rate was 8.87% as of December 31, 2021 and June 30, 2021. The Company is permitted to make interest-only payments on the term A loan through May 1, 2023. At the Company’s request, the interest-only period can be extended until May 1, 2024, if the Company obtains at least $70.0 million of equity or subordinated debt financing by September 2022 and no event of default shall have occurred. The Company will be required to make monthly payments of principal and interest commencing at the end of the interest-only period.

The Company is obligated to pay the Lenders (i) a non-refundable facility fee in the amount of 1.00% of the term A loan that was funded (the “Facility Fee”), and (ii) a final fee equal to 4.75% of the aggregate amount of the term A loan that was funded (the “Final Fee”). As of December 31, 2021, the Company incurred debt discounts for an aggregate of $1.7 million that consisted of $0.4 million for financial advisory and legal fees, an aggregate of $0.9 million for the Facility Fee and the Final Fee, and an aggregate of $0.4 million as an exit fee as discussed below. The Final Fee is payable upon the earliest to occur of (i) the Maturity Date, (ii) the acceleration of the term loans, and (iii) the prepayment of the term loans. The total debt discount of $1.7 million related to the term A loan is being accreted to interest expense using the effective interest method that results in an overall current effective interest rate of 12.6% as of December 31, 2021 and June 30, 2021.

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

The Company’s obligations under the Loan Agreement are secured by a first-priority security interest in substantially all the Company’s assets, including its intellectual property. This security interest will not be released until all obligations are repaid, including the requirement to pay an Exit Fee of $0.6 million for certain fundamental transactions that may occur through April 13, 2031. The Loan Agreement contains customary representations, warranties and covenants and also includes customary events of default, including payment defaults, breaches of covenants, and a default upon the occurrence of a material adverse change affecting the Company. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balance, and the Lenders may declare all outstanding obligations immediately due and payable and exercise all of their rights and remedies as set forth in the Loan Agreement.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of December 31, 2021, the Company had outstanding contractual obligations under the Loan Agreement consisting of the principal balance of $15.0 million and the Final Fee of $0.7 million for a total of $15.7 million. After deducting the unaccreted discount of $1.5 million, the net carrying value was $14.2 million as of December 31, 2021. Future minimum principal payments and the net carrying value of the term A loan are as follows as of December 31, 2021 (in thousands):

Fiscal year ending June 30,
Remainder of fiscal year 2022	$—
2023	833
2024	5,000
2025	5,000
2026	4,880
Total contractual payments	15,713
Less unaccreted debt discount	(1,535)
Net carrying value	$14,178

NOTE 6 — SHAREHOLDERS’ EQUITY

Changes in Shareholders’ Equity for the Three Months Ended December 31, 2021 and 2020

The following table presents changes in shareholders’ equity for the three months ended December 31, 2021 and 2020:

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Three Months Ended December 31, 2021:
Balances as of September 30, 2021	8,640	$9	$197,524	$(175,974)	$21,559
Gross proceeds from issuance of equity securities for cash in Underwritten Offering:
Common stock	6,147	6	39,950	—	39,956
Pre-Funded Warrants	—	—	10,783	—	10,783
Gross proceeds from issuance of common stock for cash in Registered Direct Offering	769	1	4,999	—	5,000
Underwriting discounts and other equity offering costs	—	—	(3,449)	—	(3,449)
Share-based compensation	—	—	1,009	—	1,009
Net loss	—	—	—	(12,593)	(12,593)
Balances as of December 31, 2021	15,556	$16	$250,816	$(188,567)	$62,265

Three Months Ended December 31, 2020:
Balances as of September 30, 2020	5,867	$6	$155,232	$(150,856)	$4,382
Issuance of Units for cash	2,485	2	40,998	—	41,000
Advisory fees and other offering costs	—	—	(3,550)	—	(3,550)
Share-based compensation	—	—	1,141	—	1,141
Issuance of common stock for services	—	—	7	—	7
Fair value of warrants issued to consultants for services	—	—	3	—	3
Net loss	—	—	—	(7,097)	(7,097)
Balances as of December 31, 2020	8,352	$8	$193,831	$(157,953)	$35,886

For changes in shareholders’ equity for the six months ended December 31, 2021 and 2020, please refer to the unaudited condensed consolidated statements of shareholders’ equity.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Underwritten Public Offering

On October 12, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co., Inc., as representative of the underwriters listed therein (the “Underwriters”) for the planned issuance and sale of equity securities in an underwritten public offering (the “Underwritten Offering”). On October 15, 2021, closing occurred for the Underwritten Offering resulting in the issuance of (i) 6,030,847 shares of common stock at $6.50 per share for gross proceeds of $39.2 million, and (ii) 1,661,461 pre-funded warrants to purchase 1,661,461 shares of common stock at an issuance price of $6.49 per warrant (the “Pre-Funded Warrants”) for gross proceeds of $10.8 million. The aggregate gross proceeds from the Underwritten Offering amounted to $50.0 million, excluding the Underwriters’ Option discussed below, and before deductions for underwriting discounts and commissions of 6.0% of the gross proceeds and other offering costs of approximately $0.3 million. After deducting total offering costs of $3.3 million, the net proceeds of the Underwritten Offering amounted to approximately $46.7 million.

The Company granted the Underwriters a 30-day option to purchase up to an additional 1,153,845 shares of its common stock in the Underwritten Offering at a public offering price of $6.50 per share, less underwriting discounts and commissions (the “Underwriters’ Option”). In November 2021, the Underwriters’ Option was partially exercised for 116,266 shares resulting in gross proceeds of approximately $0.8 million.

In connection with the Underwritten Offering, certain of the Company’s officers and directors agreed not to sell or otherwise dispose of any common stock held by them through January 10, 2022 (the “Lock-Up Period”). In addition, during the Lock-Up Period the Company agreed to refrain from selling any shares of its common stock under the LPC Purchase Agreement or the EDA discussed below.

Pre-Funded Warrants

The Pre-Funded Warrants have an exercise price of $0.01 per share, which is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. Each Pre-Funded Warrant is exercisable at any time and from time to time after issuance with no stated expiration date. In the event of certain corporate transactions, the holders of the Pre-Funded Warrants will be entitled to receive, upon exercise of the Pre-Funded Warrants, the kind and amount of securities, cash or other property that the holders would have received had they exercised the Pre-Funded Warrants immediately prior to such transaction. The Pre-Funded Warrants do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of Common Stock are entitled.

The gross proceeds of $10.8 million received from issuance of the Pre-Funded Warrants was recorded as a component of shareholders’ equity within additional paid-in capital. In accordance with the terms of the warrant agreement, holders of the outstanding warrants are not entitled to exercise any portion of the Pre-Funded Warrant if, upon exercise of such portion of the warrant, the holder’s aggregate ownership of the Company’s common stock or the combined voting power beneficially owned by such holder would exceed a designated percentage elected by the holder ranging from 4.99% to 19.99%, after giving effect to the exercise (the “Maximum Ownership Percentage”). Upon at least 61 days’ prior notice to the Company, any warrant holder may elect to increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. As of December 31, 2021, no shares underlying the Pre-Funded Warrants have been exercised.

Registered Direct Offering

Concurrently with the Underwritten Offering, a major shareholder (the “Purchaser”) that is affiliated with a member of our Board of Directors entered into a subscription agreement for a registered direct offering, pursuant to which the Company agreed to sell to the Purchaser an aggregate of 769,231 shares of the Company’s common stock at a purchase price of $6.50 per share. The closing for the registered direct offering occurred on October 27, 2021, whereby the Company received gross proceeds of $5.0 million.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Equity Distribution Agreement

In December 2020, the Company and Oppenheimer & Co. Inc. (the “Agent”) entered into an Equity Distribution Agreement (the “EDA”) that provides for an “at the market offering” for the sale of up to $50.0 million in shares of the Company’s common stock (the “Placement Shares”) through the Agent. The Agent is acting as sales agent and is required to use commercially reasonable efforts to sell all of the Placement Shares requested to be sold by the Company, consistent with the Agent’s normal trading and sales practices, on mutually agreed terms between the Agent and the Company. The EDA will terminate when all of the Placement Shares have been sold, or earlier upon the election of either the Company or the Agent.

The Company has no obligation to sell any of the Placement Shares under the EDA. The Company intends to use the net proceeds, if any, from amounts sold under the EDA for general corporate purposes, including working capital. Under the terms of the EDA, the Company agreed to pay the Agent a commission equal to 3.0% of the gross sales price of the Placement Shares plus certain expenses incurred by the Agent in connection with the offering. For the six months ended December 31, 2021, the Company sold 138,388 shares of its common stock pursuant to the EDA for net proceeds of approximately $1.5 million. Accordingly, the maximum amount remaining for sale under the EDA amounts to approximately $48.5 million as of December 31, 2021.

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

LPC’s initial purchase consisted of 95,708 Purchase Shares at a purchase price of approximately $10.45 per share for a total purchase price of $1.0 million. Concurrently, the Company issued 33,799 shares of common stock to LPC as an initial fee for its commitment to purchase shares of common stock under the Purchase Agreement. Subject to the terms of the Purchase Agreement, the Company has the right, in its sole discretion, to present LPC with a purchase notice (a “Regular Purchase Notice”), directing LPC to purchase up to 25,000 Purchase Shares (a “Regular Purchase”), which amounts may be increased under certain circumstances. LPC’s committed obligation under any single Regular Purchase generally will not exceed $2.0 million. The Purchase Agreement provides for a purchase price per share for each Regular Purchase (the “Purchase Price”) equal to the lesser of (i) the lowest sale price of the common stock on the Nasdaq Capital Market (“NCM”) on the purchase date of such shares; and (ii) the average of the three lowest closing sale prices for the common stock traded on the NCM during the ten consecutive business days ending on the business day immediately preceding the purchase date of such shares.

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

On September 17, 2021, the Company submitted a regular purchase notice, resulting in the sale of 20,000 Purchase Shares to LPC for net proceeds of approximately $0.2 million. Accordingly, LPC is obligated to purchase up to a maximum of $18.8 million under the Purchase Agreement as of December 31, 2021.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

NOTE 7 — SHARE-BASED COMPENSATION AND WARRANTS

Stock Option Plans

Presented below is a summary of the number of shares authorized, outstanding, and available for future grants under each of the Company’s stock option plans as of December 31, 2021 (in thousands):

	Termination	Number of Shares
Description	Date	Authorized	Outstanding	Available
2015 Plan	February 2020	50	50	—
2016 Plan	October 2021	260	260	—
2019 Plan	July 2029	200	200	—
2021 Plan	March 2030	1,200	797	403
Total		1,710	1,307	403

Stock Options Outstanding

The following table sets forth a summary of the stock option activity under all of the Company’s stock option plans for the six months ended December 31, 2021 (shares in thousands):

	Shares	Price (1)	Term (2)
Outstanding, June 30, 2021	1,285	$16.35	8.7
Granted	109	7.69
Forfeited	(87)	19.33
Outstanding, December 31, 2021	1,307	15.43	8.6
Vested, December 31, 2021	541	20.13	7.8
(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term for the number of years until the stock options expire.

For the six months ended December 31, 2021, the aggregate fair value of stock options granted for approximately 0.1 million shares of common stock that provide solely for time-based vesting, amounted to $0.6 million or approximately $5.72 per share as of the grant dates. Fair value was computed using the BSM option-pricing model and will result in the recognition of compensation cost ratably over the expected vesting period of the stock options. For the six months ended December 31, 2021, the fair value of stock options was estimated on the date of grant, with the following weighted-average assumptions:

Market price of common stock on grant date	$7.69
Expected volatility	90%
Risk free interest rate	1.1%
Expected term (years)	6.1
Dividend yield	0%

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Share-based compensation expense for the three and six months ended December 31, 2021 and 2020 is included under the following captions in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Research and development	$378	$493	$687	$814
General and administrative	631	648	1,164	961
Total	$1,009	$1,141	$1,851	$1,775

Unrecognized share-based compensation expense is approximately $6.9 million as of December 31, 2021. This amount is expected to be recognized over a weighted average period of 2.4 years.

Warrants

In connection with the Underwritten Offering discussed in Note 6, the Company issued 1,661,461 Pre-Funded Warrants to purchase 1,661,461 shares of common stock at an issuance price of $6.49 per warrant for gross proceeds of $10.8 million. The Pre-Funded Warrants may be exercised at any time by paying the exercise price of $0.01 per share, subject to the terms discussed in Note 6.

In addition, the Company has issued warrants in conjunction with various debt and equity financings and for services. The following table sets forth a summary of the warrant activity (excluding the Pre-Funded Warrants) for the six months ended December 31, 2021 (shares in thousands):

	Shares	Price(1)	Term(2)
Outstanding, June 30, 2021	1,252	$28.91	4.8
Warrants expired	(65)	82.50
Outstanding, December 31, 2021	1,187	25.97	4.5
(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term for the number of years until the warrants expire.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Commitments

Please refer to Note 4 for further discussion of commitments to make milestone payments and to pay royalties under license agreements with Xoma and ActiveSite.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

COVID-19

The current COVID-19 pandemic, which is impacting worldwide economic activity, poses risks that the Company or its employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. The extent to which COVID-19 impacts the Company’s business, including its clinical trials and financial condition, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. As COVID-19 continues to spread around the globe, including the spread of more contagious and virulent variants, we could experience disruptions, including delays or difficulties in enrolling patients in our clinical trials, delays or difficulties in clinical site initiation, interruption of key clinical trial activities, delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, and delays in necessary interactions with local regulatory authorities. COVID-19 may also impact the Company’s ability to raise additional capital on a timely basis or at all, which could negatively impact long-term liquidity.

Registration Rights Agreement

In connection with the LPC Purchase Agreement discussed in Note 6, the Company entered into a Registration Rights Agreement whereby it agreed to register all the shares issuable under the Purchase Agreement. The Company filed a prospectus supplement to meet this obligation in August 2021 and is required to maintain the effectiveness of the prospectus supplement on a reasonable best-efforts basis.

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations. At each reporting period, the Company evaluates known claims to determine whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal fees are expensed as incurred.

NOTE 9 — RELATED PARTY TRANSACTIONS

On September 15, 2020, the Company entered into an exclusive license agreement with Handok, Inc. (the “Handok License”) for the territory of the Republic of Korea. The Handok License relates to pharmaceutical products in final dosage form containing the pharmaceutical compounds developed or to be developed by the Company, including those related to RZ358 and RZ402. The Handok License is in effect for a period of 20 years after the first commercial sale of each product and requires (i) milestone payments to the Company of $0.5 million upon approval of a New Drug Application (“NDA”) for each product in the territory, and (ii) the Company will sell products ordered by Handok at a transfer price equal to 70% of the net selling price of the products. To date, no milestone payments have been earned by the Company.

In addition, Handok was the sole investor in the Registered Direct Offering discussed in Note 6.

NOTE 10 — INCOME TAXES

Income tax expense during interim periods is based on applying an estimated annualized effective income tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. The computation of the annualized estimated effective tax rate for each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating results for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended December 31, 2021 and 2020, the Company did not record any income tax benefit due to a full valuation allowance on its deferred tax assets. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three and six months ended December 31, 2021 and 2020.

NOTE 11 — NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares and Pre-Funded Warrants outstanding during the period, without consideration for potentially dilutive securities. The Pre-Funded Warrants are included in the computation of basic and diluted net loss per share as the exercise price is negligible and the Pre-Funded Warrants are fully vested and exercisable. Accordingly, weighted average shares outstanding is computed as follows for the three and six months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Common Stock	14,289	8,045	11,402	6,956
Pre-Funded Warrants	1,391	—	695	—
Total	15,680	8,045	12,097	6,956

For the three and six months ended December 31, 2021 and 2020, basic and diluted net loss per share were the same since all other common stock equivalents were anti-dilutive. As of December 31, 2021 and 2020, the following outstanding potential common stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

	2021	2020
Stock options	1,307	948
Other warrants	1,187	1,438
Total	2,494	2,386

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

The Company’s embedded derivative liability is classified under Level 3 of the hierarchy and is required to be measured and recorded at fair value on a recurring basis. Fair value is determined based on management’s assessment of the probability and timing of occurrence

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

for the Exit Events discussed in Note 5 using a discount rate equal to the effective interest rate for the term A loan. The following table sets forth changes in the fair value of the embedded derivative liability for the six months ended December 31, 2021 (in thousands):

Fair value as of June 30, 2021	$387
Gain from change in fair value	(4)
Fair value as of December 31, 2021	$383

Except for the embedded derivative liability, the Company did not have any other assets or liabilities measured at fair value on a recurring basis as of December 31, 2021 and June 30, 2021.

Due to the relatively short maturity of the respective instruments, the fair value of cash and cash equivalents, restricted cash, accounts payable, and accrued liabilities approximated their carrying values as of December 31, 2021 and June 30, 2021. Due to the unique terms of the Loan Agreement discussed in Note 5, it was measured on a non-recurring basis at fair value using Level 3 inputs when it was entered into in April 2021. Due to the lack of observable inputs, the Company was unable to determine fair value of the Loan Agreement as of December 31, 2021.

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the six months ended December 31, 2021 and 2020, the Company did not have any transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions. For the six months ended December 31, 2021, cash deposits have exceeded the amount of federal insurance provided on such deposits. As of December 31, 2021 and June 30, 2021, the Company had cash, cash equivalents and restricted cash with a single financial institution with an aggregate balance of $82.4 million and $41.0 million, respectively. The Company has never experienced any losses related to its investments in cash and cash equivalents.

NOTE 13 — SUBSEQUENT EVENT

As noted in Note 2 and Note 4, in January 2022, the Company dosed the last patient in their Phase 2b clinical trial for RZ358. This dosing triggered a payment due to Xoma in the amount of $2.0 million within 30 days of the event.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain figures, such as interest rates and other percentages included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our unaudited condensed consolidated financial statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding. As used in the discussion below, “we,” “our,” “us,” and the “Company” refers to Rezolute, Inc.

Recent Developments

On October 12, 2021, we entered into an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co., Inc., as representative of the underwriters listed therein (the “Underwriters”) for the planned issuance and sale of equity securities in an underwritten public offering (the “Underwritten Offering”). On October 15, 2021, the initial closing occurred for the Underwritten Offering resulting in the issuance of (i) 6,030,847 shares of common stock at $6.50 per share for gross proceeds of $39.2 million, and (ii) 1,661,461 pre-funded warrants to purchase 1,661,461 shares of common stock at an issuance price of $6.49 per warrant (the “Pre-Funded Warrants”) for gross proceeds of $10.8 million. In November 2021, the Underwriters partially exercised their option for the purchase of an additional 116,266 shares resulting in gross proceeds of approximately $0.8 million. The aggregate gross proceeds from the Underwritten Offering, including the overallotment option, amounted to $50.8 million. We paid underwriting discounts and commissions of 6.0% of the gross proceeds for a total of approximately $3.0 million and other offering costs amounted to $0.5 million. After deduction of all offering costs, the net proceeds of the Underwritten Offering amounted to approximately $47.3 million.

Concurrently with the Underwritten Offering, a major shareholder (the “Purchaser”) that is affiliated with a member of our Board of Directors entered into a subscription agreement for a registered direct offering, pursuant to which we agreed to sell to the Purchaser an aggregate of 769,231 shares of our common stock at a purchase price of $6.50 per share (the “Registered Direct Offering”). The closing for the Registered Direct Offering occurred on October 27, 2021 and resulted in gross proceeds of $5.0 million.

Please refer to our discussion under Liquidity and Capital Resources below and in Note 6 to our unaudited condensed consolidated financial statements for further discussion of the Underwritten Offering and the Registered Direct Offering.

Special Note About COVID-19

We have been actively monitoring the COVID-19 pandemic and its impact on our business activities. Our primary objectives have remained the same throughout the pandemic: to support the safety of our team members and their families and continue to support our preclinical studies and clinical trials. Currently, with respect to the operation of our facilities, we are closely adhering to applicable guidelines and orders. Essential operations in research and maintenance that occur within our facilities are continuing in accordance with the permissions granted under government ordinances. Across all of our locations, we have instituted a temporary work from home policy for all office personnel who do not need to work on site to maintain productivity. We have recently allowed these employees to voluntarily return to work on site with appropriate health and safety measures.

While our financial results for the three and six months ended December 31, 2021 and the fiscal year ended June 30, 2021 were not significantly impacted by COVID-19, we cannot predict the impact of the progression of the COVID-19 pandemic on future results due to a variety of factors, including the ongoing challenges associated with the pandemic, including the emergence of new variants of the coronavirus, such as the Delta and Omicron variants, resurgences in the number and rates of infection, the continued good health of our employees, the ability of us to maintain operations, access to healthcare facilities and patient willingness to participate in our clinical trials, any further government and/or public actions taken in response to the pandemic, and ultimately the length of the pandemic. The ultimate impact of the COVID-19 pandemic on our business operations, our ability to raise capital, our preclinical studies and clinical trial timeliness remain uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. Any prolonged material disruption of our employees, suppliers, or manufacturing may negatively impact our financial position, results of operations, and cash flows. We will continue to monitor the situation closely.

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

In addition, during the first half of calendar year 2020 we had positive interactions with the United States Food and Drug Administration (“FDA”) whereby we were granted Rare Pediatric Disease (“RPD”) designation for RZ358, which qualified us to receive a priority review voucher (“PRV”) upon marketing approval of the drug in congenital HI. Such a voucher could be redeemed to receive a priority review of a subsequent marketing application for any drug candidate in any disease indication. Further, we submitted the RIZE protocol to FDA, which allowed us to expand the study to clinical sites in the United States.

Our second clinical asset, RZ402, is a selective and potent plasma kallikrein inhibitor (“PKI”) being developed as a potential oral therapy for the chronic treatment of diabetic macular edema (“DME”). RZ402 is currently in Phase 1 development. In January 2021, we dosed the first subject in the Phase 1a study, and in May 2021 we announced positive topline results whereby single dose oral administration of RZ402 resulted in plasma concentrations that substantially exceeded target pharmacologically-active drug levels, demonstrating the potential for once daily dosing. RZ402 was generally safe and well-tolerated at all doses tested, without dose-limiting toxicities. In August 2021, we announced the initiation in the Phase 1b multiple-ascending dose (“MAD”) study and planned to be completed in the first quarter of calendar year 2022. If favorable results are also obtained in the Phase 1b study, we expect to advance developmental activities toward a Phase 2a proof-of-concept study during the second half of calendar year 2022.

RZ358

Congenital HI is an ultra-rare pediatric genetic disorder characterized by excessive production of insulin by the pancreas. If untreated, the elevated insulin levels in these patients can induce extreme hypoglycemia (low blood sugar) events, increasing the risk of neurological and developmental complications, including persistent feeding problems, learning disabilities, recurrent seizures, brain damage or even death. There are no FDA approved therapies for congenital HI, and the current standard of care treatments are suboptimal. In some cases, pancreatic surgery is a treatment option, but this approach is invasive and may require repeat surgeries.

Our lead candidate, RZ358, is an intravenously administered human monoclonal antibody that binds to a unique site (allosteric) on the insulin receptor throughout the body, such as in the liver, fat, and muscle. The antibody modifies insulin’s binding and signaling to maintain glucose levels in a normal range, which counteracts the effects of elevated insulin in the body. Therefore, we believe that RZ358 is ideally suited as a potential therapy for conditions characterized by excessive insulin levels, and it is being developed to treat the hyperinsulinism and low blood sugar characteristic of diseases such as congenital HI. As RZ358 acts downstream from the beta cells, it has the potential to be universally effective at treating congenital HI caused by any of the underlying genetic defects.

RZ358 received RPD designation in the United States as well as Orphan Drug Designation in both the United States and the European Union. RZ358 is currently in Phase 2b development (the RIZE study, RZ358-606). The RIZE study is a multi-center, open-label, repeat-dose Phase 2b study of RZ358 in four sequential dosing cohorts of patients with congenital HI, who are at least two years old, and have residual low blood sugar (<70 mg/dL) that is inadequately controlled on existing therapies. In addition to safety and pharmacokinetic evaluations, continuous glucose monitoring (“CGM”) and self-monitored blood glucose will be utilized to evaluate several glycemic efficacy endpoints. The primary endpoint is the time within a glucose target range of 70-180 mg/dL by CGM after week 8 of treatment compared to baseline.

RZ402

DME is a vascular complication of diabetes and a leading cause of blindness in the United States. and elsewhere. Chronic exposure to high blood sugar levels can lead to inflammation, cell damage, and the breakdown of blood vessel walls. Specifically, in DME, blood vessels behind the back of the eye become porous and permeable leading to the unwanted infiltration of fluid into the macula. This fluid leakage creates distorted vision, and if left untreated could result in blindness.

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

Factors Impacting our Results of Operations

We have not generated any revenues since our inception in March 2010. Since inception, we have engaged in organizational activities, conducted private placements, and the Underwritten Offering to raise additional capital. During 2019 we changed our strategy to a licensing model to focus on research and development activities for our pipeline of product candidates.

Due to the time required to conduct clinical trials and obtain regulatory approval for all of our product candidates, we anticipate it will be several years before we generate substantial revenues, if ever. We expect to generate operating losses for the foreseeable future; therefore, we expect to continue efforts to raise additional capital to maintain our current operating plans beyond the next year. We cannot provide assurance that we will continue to be successful in securing adequate financing or that it will be adequate for the long-term execution of our business strategy. Even if we obtain additional financing, it may be costly and may require us to agree to covenants or other provisions that will favor new investors over our existing shareholders.

Key Components of Consolidated Statements of Operations

Research and development expenses. Research and development (“R&D”) expenses consist primarily of compensation and benefits for our personnel engaged in R&D activities, clinical trial costs, licensing costs, and consulting and outside services. Our R&D compensation costs include an allocable portion of our cash and share-based compensation, employee benefits, and consulting costs related to personnel engaged in the design and development of product candidates and other scientific research projects. We also allocate a portion of our facilities and overhead costs based on the personnel and other resources devoted to R&D activities.

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

Gain (loss) on change in fair value of derivative liability. We recognized liabilities for embedded derivatives in our debt agreements. Derivative liabilities are adjusted to fair value at the end of each reporting period until the derivative liability contracts are settled, expire, or meet the conditions for equity classification. Changes in fair value are reflected as a gain or loss in our unaudited condensed consolidated statements of operations.

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

Accounting for Complex Financings

In order to account for complex financing transactions, we are required to make judgments, assumptions, and estimates to determine the appropriate amounts reported in our consolidated financial statements. These financing transactions typically involve entering into several distinct legal agreements, whereby we are required to identify and account for each freestanding financial instrument separately. The freestanding financial instruments may be classified as debt, temporary equity or permanent equity instruments depending on the results of our evaluation. In addition, we evaluate if any of the financial instruments contain embedded features that are required to be accounted for as derivatives at fair value. Each freestanding financial instrument is required to be recognized at fair value on the closing date of the financing. The fair value of warrants is generally determined using the Black-Scholes-Merton (“BSM”) valuation model and the fair value of Common Stock is based on the trading price of our shares on the closing date.

For financial instruments classified as debt, a discount is recognized if the stated principal balance exceeds the initial allocation of fair value as of the closing date. This discount is accreted to interest expense using the interest method that results in recognition of interest expense at a fixed rate through the expected maturity date.

Share-Based Compensation Expense

We measure the fair value of services received in exchange for all stock options granted based on the fair value of the award as of the grant date. We compute the fair value of stock options with time-based vesting using the BSM option-pricing model and recognize the cost of the equity awards over the period that services are provided to earn the award. For awards that contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized on a straight-line basis over the requisite service period as if the award was, in substance, a single award. We recognize the impact of forfeitures in the period that the forfeiture occurs, rather than estimating the number of awards that are not expected to vest in accounting for share-based compensation. For stock options that are voluntarily surrendered by employees, all unrecognized compensation is immediately recognized in the period the options are cancelled.

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

Results of Operations

Three months ended December 31, 2021 and 2020

Revenue. As a clinical stage company, we did not generate any revenue for the three months ended December 31, 2021 and 2020. We are at an early stage of development as a proprietary product specialty pharmaceutical company, and we do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. We do not expect to be able to market any of our product candidates for several years.

Research and development expenses. R&D expenses for the three months ended December 31, 2021 and 2020 were as follows (in thousands, except percentages):

			Increase
	2021	2020	Amount	Percent
Total R&D expenses	$9,452	$4,496	$4,956	110%

The increase in R&D expenses of $5.0 million for the three months ended December 31, 2021 was primarily attributable to increases in clinical trial costs of approximately $3.3 million for RZ358 and $0.7 million for RZ402. In addition to the increases in clinical trial costs, an increase of approximately $1.0 million was primarily due to initiating toxicology studies for RZ402. Compensation and benefits for our R&D workforce increased by approximately $0.8 million that was primarily attributable to an increase in the average number of R&D employees from 14 for the three months ended December 31, 2020 to 25 for the three months ended December 31, 2021. These increases in R&D expenses for the three months ended December 31, 2021 were partially offset by a decrease in licensing costs of $1.0 million. We did not incur any licensing costs for the three months ended December 31, 2021, whereas for the three months ended December 31, 2020, we incurred $1.0 million under our licensing agreement with ActiveSite Pharmaceuticals, Inc. (“ActiveSite”). This payment to ActiveSite was triggered by the first milestone payment after acceptance of our investigational new drug application (“IND”) by the FDA in December 2020 pursuant to the Development and License Agreement entered into by us and ActiveSite on August 4, 2017. As discussed below under the caption Liquidity and Capital Resources, additional expenses will be incurred under our license agreements as we achieve certain clinical milestone events in future periods.

General and administrative expenses. G&A expenses for the three months ended December 31, 2021 and 2020 were as follows (in thousands, except percentages):

			Increase
	2021	2020	Amount	Percent
Total G&A expenses	$2,697	$2,656	$41	2%

The increase in G&A expenses of $0.04 million for the three months ended December 31, 2021 was primarily attributable to an increase in professional fees associated with corporate development activities, consulting services, and strategic financial advisory services totaling approximately $0.4 million. This increase was partially offset by a decrease in performance bonuses earned by our G&A employees of approximately $0.3 million for the three months ended December 31, 2021 compared to the three months ended December 31, 2020.

Interest Expense. Interest expense was approximately $0.4 million for the three months ended December 31, 2021, whereas we did not incur any interest expense for the same period in 2020. Interest expense for the three months ended December 31, 2021 was solely attributable to the Loan Agreement (as defined below) entered into in April 2021 and consisted of (i) interest expense of $0.3 million based on the contractual rate of 8.87%, and (ii) accretion of discount of $0.1 million.

Income Taxes. For the three months ended December 31, 2021 and 2020, we did not recognize any income tax benefit due to our net losses, and our determination that a valuation allowance was required for all of our deferred tax assets.

Six months ended December 31, 2021 and 2020

Revenue. As a clinical stage company, we did not generate any revenue for the six months ended December 31, 2021 and 2020. We are at an early stage of development as a proprietary product specialty pharmaceutical company, and we do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. We do not expect to be able to market any of our product candidates for several years.

Research and development expenses. R&D expenses for the six months ended December 31, 2021 and 2020 were as follows (in thousands, except percentages):

			Increase
	2021	2020	Amount	Percent
Total R&D expenses	$15,226	$6,840	$8,386	123%

The increase in R&D expenses of $8.4 million for the six months ended December 31, 2021 was primarily attributable to increases in clinical trial costs of approximately $4.2 million for RZ358 and $2.0 million for RZ402. In addition to the increases in clinical trial costs, an increase of approximately $1.1 million was primarily due to initiating toxicology studies for RZ402. Compensation and benefits for our R&D workforce increased by approximately $1.3 million that was primarily attributable to an increase in the average number of R&D employees from 14 for the six months ended December 31, 2020 to 24 for the six months ended December 31, 2021. These increases in R&D expenses for the six months ended December 31, 2021 were partially offset by a decrease in licensing costs of $1.0 million. We did not incur any licensing costs for the six months ended December 31, 2021, whereas for the six months ended December 31, 2020, we incurred $1.0 million under our licensing agreement with ActiveSite that was triggered by the first milestone payment after acceptance of our IND by the FDA in December 2020.

General and administrative expenses. G&A expenses for the six months ended December 31, 2021 and 2020 were as follows (in thousands, except percentages):

			Increase
	2021	2020	Amount	Percent
Total G&A expenses	$4,563	$3,935	$628	16%

The increase in G&A expenses of $0.6 million for the six months ended December 31, 2021 was primarily attributable to an increase in professional fees associated with program market research assessments, consulting services, and strategic financial advisory services related to ongoing financing efforts, totaling approximately $0.6 million.

Interest Expense. Interest expense was approximately $0.9 million for the six months ended December 31, 2021, whereas we did not incur any interest expense for the same period in 2020. Interest expense for the six months ended December 31, 2021 was solely attributable to the Loan Agreement (as defined below) entered into in April 2021 and consisted of (i) interest expense of $0.7 million based on the contractual rate of 8.87%, and (ii) accretion of discount of $0.2 million.

Employee Retention Credit. Employee retention credit income was $0.2 million for the six months ended December 31, 2021. This amount is a result of the benefits we qualified for under the Coronavirus Aid, Relief, and Economic Security Act during the six months ended December 31, 2021. We did not qualify for any employee retention credits for the six months ended December 31, 2020.

Income Taxes. For the six months ended December 31, 2021 and 2020, we did not recognize any income tax benefit due to our net losses, and our determination that a valuation allowance was required for all of our deferred tax assets.

Liquidity and Capital Resources

We have incurred cumulative net losses of $188.6 million since our inception, and as a clinical stage company we have not generated any revenue to date.

As discussed above under the caption Recent Developments, in October and November 2021 we completed the Underwritten Offering for net proceeds of $47.3 million and the Registered Direct Offering for proceeds of $5.0 million, resulting in total net proceeds of approximately $52.3 million. As of December 31, 2021, we had unrestricted cash and cash equivalents totaling approximately $77.4 million, and working capital was approximately $71.7 million.

In December 2020, we entered into the Equity Distribution Agreement (the “EDA”) with Oppenheimer & Co. Inc. as sales agent that provides for an “at the market offering” for the sale of up to $50.0 million in shares of the Company (“Placement Shares”). For the six months ended December 31, 2021, we sold 138,388 Placement Shares for which aggregate net proceeds of approximately $1.5 million were received. Accordingly, we may sell up to an additional $48.5 million under the EDA. For additional information about the EDA, please refer to Note 6 to the financial statements included in Part I, Item 1 of this Report.

In August 2021, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), which provides that we may sell to LPC up to an aggregate of $20.0 million of shares of our common stock (the “Purchase Shares”). The aggregate number of shares that we can sell to LPC under the Purchase Agreement may not exceed 1,669,620 shares of common stock, subject to certain exceptions set forth in the Purchase Agreement. For the six months ended December 31, 2021, LPC purchased 115,708 Purchase Shares and we received net proceeds of $1.2 million. Subject to the terms and conditions of the Purchase Agreement, LPC is obligated to purchase up to a maximum of $18.8 million under the Purchase Agreement as of December 31, 2021. For additional information about the Purchase Agreement, please refer to Note 6 to the financial statements included in Part I, Item 1 of this Report.

In April 2021, we entered into a $30.0 million Loan and Security Agreement (the “Loan Agreement”) with SLR Investment Corp. and certain other lenders (the “Lenders”). The Lenders agreed to loan up to $30.0 million in three tranches consisting of (i) a $15.0 million term A loan that was funded on April 14, 2021, (ii) a $7.5 million term B loan to be funded upon request by us no later than January 25, 2022, and (iii) a $7.5 million term C loan to be funded upon request by us no later than September 25, 2022. Funding of the term B and term C loans was subject to our ability to obtain prescribed amounts of equity or subordinated debt financing and the achievement of certain clinical milestones related to RZ358 and RZ402. We did not achieve the initial clinical milestones to qualify for funding of the term B and term C loans. The term A loan has a maturity date of April 1, 2026.

Outstanding borrowings bear interest at a floating rate equal to (a) 8.75% per annum plus (b) the greater of (i) the rate per annum published by the Intercontinental Exchange Benchmark Administration Ltd. (“IEBA”) for a term of one month and (ii) 0.12% per annum. For the period from April 14, 2021 through December 31, 2021, the IEBA rate for a term of one month was approximately 0.12% per annum. Therefore, the contractual rate was 8.87% as of December 31, 2021 and June 30, 2021. We are permitted to make interest-only payments on the term A loan at least through May 1, 2023.

As a condition of the Loan Agreement, our cash and cash equivalents became subject to a blocked account control agreement (“BACA”) in favor of the Lenders whereby a cash balance of at least $5.0 million was required beginning on December 31, 2021. In the event of a default under the Loan Agreement, the BACA would enable the Lenders to prevent the release of funds from our cash accounts until the default is cured or waived. For additional information about the Loan Agreement, please refer to Note 5 to the financial statements included in Part I, Item 1 of this Report.

As discussed in Note 4 to the financial statements included in Part I, Item 1 of this Report, we are subject to license agreements that provide for future contractual payments upon achievement of various milestone events. Pursuant to the Xoma Agreement, the next milestone includes a $2.0 million payment upon dosing of the last patient in the Company’s ongoing Phase 2b clinical trial for RZ358. Dosing of the last patient in the Phase 2b study occurred in January 2022. Additionally, pursuant to the ActiveSite Agreement, the next milestone will consist of a $3.0 million payment upon dosing of the first patient in a Phase 2 clinical trial for RZ402.

We believe our unrestricted cash and cash equivalents balance of $77.4 million as of December 31, 2021 will be adequate to meet our obligations under the Loan Agreement and our license agreements, and to carry out other planned activities at least through February 2023.

Cash Flows Summary

Presented below is a summary of our operating, investing, and financing cash flows for the six months ended December 31, 2021 and 2020 (in thousands):

	2021	2020	Change
Net cash provided by (used in):
Operating activities	$(13,538)	$(9,814)	$(3,724)
Investing activities	—	—	—
Financing activities	54,894	37,459	17,435

Cash Used in Operating Activities

For the six months ended December 31, 2021 and 2020, cash used in operating activities amounted to $13.5 million and $9.8 million, respectively. The key components in the calculation of our cash used in operating activities are as follows (in thousands):

	2021	2020	Change
Net loss	$(20,429)	$(10,717)	$(9,712)
Non-cash expenses	2,228	1,933	295
Non-cash gains	(4)	—	(4)
Changes in operating assets and liabilities, net	4,667	(1,030)	5,697
Total	$(13,538)	$(9,814)	$(3,724)

For the six months ended December 31, 2021, our net loss was $20.4 million compared to $10.7 million for the six months ended December 31, 2020. For further discussion about changes in our operating results for the six months ended December 31, 2021 and 2020, please refer to Results of Operations above.

For the six months ended December 31, 2021 and 2020, our non-cash expenses of $2.2 million and $1.9 million, respectively, were primarily attributable to share-based compensation expense. For the six months ended December 31, 2021, net changes in operating assets and liabilities increased operating cash flow by $4.7 million, primarily driven by an increase in accounts payable of $3.3 million, an increase in other accrued liabilities of $1.1 million, and a decrease in prepaid expenses and other assets of $0.3 million. For the six months ended December 31, 2020, net changes in operating assets and liabilities decreased operating cash flow by $1.0 million, primarily driven by a $1.8 million decrease in payables to Xoma under the amended License Agreement, partially offset by an aggregate net increase of $0.8 million in accounts payable and accrued liabilities.

Cash Provided by Investing Activities

We did not have any cash flows from investing activities for the six months ended December 31, 2021 and 2020.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2021 amounted to $54.9 million. This amount consisted of proceeds of (i) $50.7 million from the Underwritten Offering, (ii) $5.0 million from the Registered Direct Offering, (iii) $1.5 million from the EDA, and (iv) $1.2 million from the Purchase Agreement. The total proceeds from equity financing activities of $58.4 million were partially offset by payments of $3.4 million for underwriting discounts and other costs related to equity offerings, and $0.1 million of payments for debt issuance costs.

Net cash provided by financing activities for the six months ended December 31, 2020 was $37.5 million. This amount consisted of $41.0 million received from a private placement of Units in October 2020 for the purchase of approximately 2.5 million shares of common stock at a purchase price of $16.50 per share and (ii) warrants entitling the holders to purchase approximately 0.8 million shares of common stock, which partially offset by financial advisory fees and offering costs of approximately $3.5 million to result in net proceeds of $37.5 million.

Recent Accounting Pronouncements

Please refer to Note 1 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Report regarding the impact of recent accounting pronouncements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet transactions for the periods covered by this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive and financial officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that assessment under those criteria, our management has determined that our internal control over financial reporting was not effective due to two material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

The first material weakness identified by management is that due to our limited number of employees, we have not adequately segregated certain duties to prevent employees from overriding the internal control system. During our fiscal year ended June 30, 2021, we hired a Vice President of Finance and we implemented additional procedures to improve our segregation of duties. However, without hiring additional personnel we have been unable to fully remediate this material weakness. We cannot provide assurance that these or other measures will eventually result in the elimination of the material weakness described above.

In March 2021, we identified a second material weakness that resulted from ineffective treasury controls over review of outstanding authorized shares and requirements for all securities and contracts to issue common shares to ensure adequate authorized shares exist. This material weakness occurred in February 2021 when we decided to file a certificate of correction with the Secretary of State of Delaware (“Charter Revision”) that changed our authorized shares of capital stock in the same 50 shares for one share ratio that applied to our issued shares of common stock, stock options and warrants pursuant to a reverse stock split that was effected in October 2020. The impact of this adjustment caused an immediate reduction in our authorized shares of common stock from 500,000,000 shares to 10,000,000 shares. Accordingly, after the Charter Revision we did not have a sufficient number of authorized shares of common stock in the event that all of our outstanding stock options and warrants are subsequently exercised.

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

Changes in internal controls over financial reporting

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Certain factors exist which may affect the Company’s business and could cause actual results to differ materially from those expressed in any forward-looking statements. Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in Item 1.A. Risk Factors of our 2021 Form 10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no reportable issuances of unregistered shares of the Company’s equity securities for the period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are incorporated by reference or filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Exhibits
1.1

Underwriting Agreement, dated as of October 12, 2021 by and between the Company and Oppenheimer & Co., Inc. (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filing on October 13, 2021)

4.1	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filing on October 13, 2021)
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filing on October 13, 2021)
31.1*	Certification of Chief Executive and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of Chief Executive and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS*	Inline XBRL Instance Document
101.SC*	Inline XBRL Taxonomy Extension Schema
101.CA*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LA*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101)

* Filed herewith.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REZOLUTE, INC.

Date: February 9, 2022	By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer
(Principal Executive and Financial Officer)