Form 10-Q
period 2022-03-31
Rezolute, Inc.
filed 2022-05-12
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The registrant had 33,582,831 shares of its $0.001 par value common stock outstanding as of May 6, 2022.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

●	our projected operating or financial results, including anticipated cash flows used in operations;
●	our expectation that our shareholders will approve an increase in our authorized shares of common stock;
●	our expectations that closing will occur in May 2022 under a securities purchase agreement entered into on May 4, 2022 with Handok, Inc. and certain of its affiliates;
●	our expectations regarding capital expenditures, research and development expenses and other payments;
●	our expectation about the extent and duration of the COVID-19 pandemic on our business;
●	our beliefs and assumptions relating to our liquidity position, including our ability to obtain additional financing;
●	our ability to obtain regulatory approvals for our pharmaceutical drugs and diagnostics; and
●	our future dependence on third party manufacturers or strategic partners to manufacture any of our pharmaceutical drugs and diagnostics that receive regulatory approval, and our ability to identify strategic partners and enter into license, co-development, collaboration or similar arrangements.

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known and unknown risks, uncertainties and other factors including, but not limited to, the risks described in Part II, Item 1.A Risk factors, as well as “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the “2021 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on September 15, 2021 and as amended on September 27, 2021.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Rezolute, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,	June 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$63,416	$41,047
Prepaid expenses and other	915	946
Total current assets	64,331	41,993

Long-term assets:
Restricted cash	5,000	—
Right-of-use assets, net	175	396
Deferred offering costs and other	48	191
Property and equipment, net	19	29
Total assets	$69,573	$42,609

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,557	$1,035
Accrued liabilities:
Insurance premiums	—	242
Compensation and benefits	450	77
Other	764	349
Current portion of operating lease liabilities	107	265
Total current liabilities	2,878	1,968

Long term liabilities:
Long term debt, net of discount	14,286	13,968
Operating lease liabilities, net of current portion	107	187
Embedded derivative liabilities	395	387
Total liabilities	17,666	16,510

Commitments and contingencies (Notes 4 and 8)

Shareholders' equity:
Preferred Stock, $0.001 par value; 400 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.001 par value, 40,000 shares authorized; 15,556 and 8,352 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively	16	8
Additional paid-in capital	251,666	194,229
Accumulated deficit	(199,775)	(168,138)
Total shareholders’ equity	51,907	26,099
Total liabilities and shareholders’ equity	$69,573	$42,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Operating expenses:
Research and development	$8,686	$3,758	$23,912	$10,598
General and administrative	2,068	1,725	6,632	5,660
Total operating expenses	10,754	5,483	30,544	16,258
Operating loss	(10,754)	(5,483)	(30,544)	(16,258)
Non-operating income (expense):
Interest expense	(442)	—	(1,329)	—
Gain (loss) from change in fair value of derivative liabilities	(12)	1,784	(8)	1,784
Employee retention credit	—	—	231	—
Interest and other income	—	4	13	62
Total non-operating income (expense), net	(454)	1,788	(1,093)	1,846
Net loss	$(11,208)	$(3,695)	$(31,637)	$(14,412)
Net loss per common share - basic and diluted	$(0.65)	$(0.44)	$(2.30)	$(1.94)
Weighted average number of common shares outstanding - basic and diluted	17,218	8,352	13,748	7,445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

Nine Months Ended March 31, 2022 and 2021

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Nine Months Ended March 31, 2022:
Balances, June 30, 2021	8,352	$8	$194,229	$(168,138)	$26,099
Gross proceeds from issuance of equity securities for cash in Underwritten Public Offering:
Common Stock	6,147	6	39,950	—	39,956
2021 pre-funded warrants	—	—	10,783	—	10,783
Gross proceeds from issuance of common stock for cash:
In 2021 registered direct offering	769	1	4,999	—	5,000
Under Equity Distribution Agreement	138	1	1,518	—	1,519
Under LPC Purchase Agreement	116	—	1,172	—	1,172
Underwriting discounts and other equity offering costs	—	—	(4,136)	—	(4,136)
Share-based compensation	—	—	2,701	—	2,701
Commitment shares issued under LPC Purchase Agreement	34	—	450	—	450
Net loss	—	—	—	(31,637)	(31,637)
Balances, March 31, 2022	15,556	$16	$251,666	$(199,775)	$51,907

Nine Months Ended March 31, 2021:
Balances, June 30, 2020	5,867	$6	$154,595	$(147,236)	$7,365
Share-based compensation	—	—	2,305	—	2,305
Fair value of warrants issued to consultants for services	—	—	8	—	8
Issuance of common stock for cash	2,485	2	40,998	—	41,000
Advisory fees and other offering costs related to issuance of Units	—	—	(3,550)	—	(3,550)
Issuance of common stock for services	—	—	7	—	7
Reclassification of derivative liability for authorized share deficiency	—	—	(3,591)	—	(3,591)
Net loss	—	—	—	(14,412)	(14,412)
Balances, March 31, 2021	8,352	$8	$190,772	$(161,648)	$29,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,637)	$(14,412)
Share-based compensation expense	2,701	2,305
Accretion of debt discount and issuance costs	319	—
Non-cash lease expense	221	214
Depreciation and amortization expense	10	10
Loss (gain) from change in fair value of derivative liabilities	8	(1,784)
Fair value of warrants issued for services	—	8
Fair value of shares of common stock issued for services	—	7
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other assets	17	376
Increase (decrease) in accounts payable	548	(81)
Increase (decrease) in other accrued liabilities	307	(45)
Decrease in license fees payable to Xoma	—	(1,809)
Net Cash Used in Operating Activities	(27,506)	(15,211)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2021 Underwritten Public Offering	50,738	—
Proceeds from 2021 Registered Direct Offering	5,000	—
Proceeds from issuance of Units	—	41,000
Payment of commissions and other deferred offering costs	(3,449)	(3,680)
Payment for debt discount and issuance costs	(104)	(75)
Proceeds from issuances of common stock	2,690	—
Net Cash Provided by Financing Activities	54,875	37,245

Net increase in cash, cash equivalents and restricted cash	$27,369	$22,034
Cash, cash equivalents and restricted cash at beginning of period	41,047	9,955
Cash, cash equivalents and restricted cash at end of period	$68,416	$31,989

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents, end of period	63,416	31,989
Restricted cash, end of period	5,000	—
Total cash, cash equivalents and restricted cash, end of period	$68,416	$31,989

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$1,011	$—
Cash paid for income taxes	—	—
Right-of-use assets acquired in exchange for operating lease liabilities	—	302
Cash paid for amounts included in the measurement of operating lease liabilities	254	275

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of commitment shares for deferred offering costs subsequently charged to additional paid-in capital	$450	$—
Reclassification of warrants and stock options from equity to derivative liability due to authorized share deficiency	—	3,591
Increase in payables for debt issuance costs	—	16
Furniture and equipment received as inducement under operating lease	—	10

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

Change in Domicile

In June 2021, the Company merged with and into its wholly owned subsidiary, Rezolute Nevada Merger Corporation, a Nevada corporation (“Merger Sub”), pursuant to an Agreement and Plan of Merger, dated as of June 18, 2021 (the “Reincorporation Merger Agreement”), between the Company and Merger Sub, with Merger Sub as the surviving corporation (the “Reincorporation Merger”). At the effective time of the Reincorporation Merger (the “Effective Time”), Merger Sub was renamed “Rezolute, Inc.” and succeeded to the assets, continued its business and assumed its rights and obligations by operation of law. The Reincorporation Merger Agreement was approved by the Company’s shareholders at the 2021 annual meeting of its shareholders held on May 26, 2021.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the rules and regulations of the SEC for interim financial information, and the instructions to Form 10-Q and Article 8 of Regulation S-X.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all information and footnote disclosures necessary for a comprehensive presentation of financial position, results of operations, and cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) that are necessary for a fair financial statement presentation have been made. The interim results for the three and nine months ended March 31, 2022 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the fiscal year ending June 30, 2022.

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

Risks and Uncertainties

The Company’s operations may be subject to significant risks and uncertainties including financial, operational, regulatory and other risks associated with a clinical stage company, including the potential risk of business failure, and the future impact of COVID-19 as discussed in Note 8.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the financial statements in Item 8 of the 2021 Form 10-K.

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 — LIQUIDITY

The Company is in the clinical stage and has not yet generated any revenues. For the nine months ended March 31, 2022, the Company incurred a net loss of $31.6 million and net cash used in operating activities amounted to $27.5 million. For the fiscal year ended June 30, 2021, the Company incurred a net loss of $20.9 million and net cash used in operating activities amounted to $20.4 million. As of March 31, 2022, the Company had an accumulated deficit of $199.8 million, unrestricted cash and cash equivalents of $63.4 million, and total current liabilities of $2.9 million.

As discussed in Note 4, the Company is subject to license agreements that provide for future contractual payments upon achievement of various milestone events. Pursuant to the ActiveSite License Agreement (as defined below), a $3.0 million milestone payment will be due upon dosing of the first patient in a Phase 2 clinical trial for RZ402. Additionally, pursuant to the Xoma License Agreement (as defined below), a $5.0 million milestone payment will be due upon dosing of the first patient in a Phase 3 clinical trial for RZ358.

As discussed in Note 6, in October and November 2021 the Company completed an underwritten public offering for net proceeds of $47.3 million and a registered direct offering for net proceeds of $5.0 million, resulting in aggregate net proceeds of approximately $52.3 million. In addition, for the nine months ended March 31, 2022, the Company received net proceeds of approximately $2.7 million from equity issuances under the Equity Distribution Agreement and the LPC Purchase Agreement discussed in Note 6.

As discussed in Note 13, the Company received gross proceeds of approximately $117.6 million upon closing of a registered direct offering on May 4, 2022. This amount consists of $41.6 million related to the issuance of 10.9 million Class B pre-funded warrants where exercise is subject to shareholder approval of an increase in our authorized shares, and the remainder relates to unrestricted issuances of equity securities. Underwriting discounts and commissions amounted to $7.1 million related to the registered direct offering.  In addition, the Company entered into a securities purchase agreement on May 1, 2022, to sell Class C pre-funded warrants exercisable for 3.3 million shares whereby exercisability is also subject to shareholder approval and which is expected to result in net proceeds of $11.4 million upon closing of the securities purchase agreement.  Management expects shareholders will approve the necessary increase in authorized shares to eliminate the restrictions on the Class B and Class C pre-funded warrants.  However, no assurance can be provided that such approval will be obtained.

Management believes the Company’s cash and cash equivalents balance of $63.4 million as of March 31, 2022, combined with the unrestricted net proceeds received from the registered direct offering in May 2022 will be adequate to meet the Company’s contractual obligations and carry out ongoing clinical trials and other planned activities at least through May 2023.

NOTE 3 — OPERATING LEASES

The carrying value of right-of-use  assets and operating lease liabilities are as follows (in thousands):

	March 31,	June 30,
	2022	2021
Right-of-use assets, net	$175	$396

Operating lease liabilities:
Current	$107	$265
Long-term	107	187
Total	$214	$452

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and nine months ended March 31, 2022 and 2021, operating lease expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Research and development	$66	$75	$216	$185
General and administrative	32	28	75	83
Total	$98	$103	$291	$268

As of March 31, 2022, the weighted average remaining lease term under operating leases was 1.9 years, and the weighted average discount rate for operating lease liabilities was 6.0%. Future payments under all operating lease agreements as of March 31, 2022 are as follows (in thousands):

Fiscal year ending June 30,
Remainder of fiscal year 2022	$29
2023	117
2024	79
Total lease payments	225
Less imputed interest	(11)
Present value of operating lease liabilities	$214

As discussed in Note 13, the Company entered into a new lease agreement in April 2022 that provides for total cash payments of approximately $2.9 million over the 60-month lease term. These payments are excluded from the table set forth above.

NOTE 4 — LICENSE AGREEMENTS

Xoma License Agreement

In December 2017, the Company entered into a license agreement (the “Xoma License Agreement”) with XOMA Corporation (“Xoma”), through its wholly-owned subsidiary, XOMA (US) LLC, pursuant to which Xoma granted an exclusive global license to the Company to develop and commercialize Xoma 358 (formerly X358, now RZ358) for all indications. In January 2019, the Xoma License Agreement was amended with an updated payment schedule, as well as revising the amount the Company was required to expend on development of RZ358 and related licensed products, and revised provisions with respect to the Company’s diligence efforts in conducting clinical studies.

In January 2022, the Company was required to make a milestone payment under the Xoma License Agreement of $2.0 million that became due upon the dosing of the last patient in the Company’s ongoing Phase 2b Clinical Trial for RZ358. Upon the achievement of certain clinical and regulatory events under the License Agreement, the Company will be required to make up to $32.0 million in aggregate milestone payments to Xoma. The next milestone payment of $5.0 million will be due upon dosing of the first patient in a Phase 3 clinical trial for RZ358.

ActiveSite License Agreement

On August 4, 2017, the Company entered into a Development and License Agreement (the “ActiveSite License Agreement”) with ActiveSite Pharmaceuticals, Inc. (“ActiveSite”) pursuant to which the Company acquired the rights to ActiveSite’s Plasma Kallikrein Inhibitor program (“PKI Portfolio”). The Company is initially using the PKI Portfolio to develop an oral PKI therapeutic for diabetic macular edema (RZ402) and may use the PKI Portfolio to develop other therapeutics for different indications. The ActiveSite Development and License Agreement requires various milestone payments up to $46.5 million. The first milestone payment for $1.0 million was paid in December 2020 after clearance was received for an Initial Drug Application, or IND, filed with the U.S. Food and Drug Administration (“FDA”). The next milestone payment of $3.0 million will be due upon dosing of the first patient in a Phase 2 clinical trial for RZ402.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 — LOAN AND SECURITY AGREEMENT

On April 14, 2021, the Company entered into a $30.0 million Loan and Security Agreement (the “Loan Agreement”) with SLR Investment Corp. and certain other lenders (the “Lenders”). The Lenders agreed to loan up to $30.0 million in three tranches consisting of (i) a $15.0 million term A loan that was funded on April 14, 2021, (ii) term B and C loans for an aggregate of $15.0 million, which were subject to the Company’s ability to obtain prescribed amounts of financing and the achievement of certain clinical milestones. The Company did not achieve the initial clinical milestones by January 2022 and, accordingly, the term B and term C loans are no longer a source of liquidity. The term A loan has a maturity date of April 1, 2026 (the “Maturity Date”).

In addition, the Company’s cash and cash equivalents became subject to a blocked account control agreement (“BACA”) in favor of the Lenders whereby a cash balance of at least $5.0 million was required beginning on December 31, 2021. Accordingly, the Company has classified $5.0 million as a long-term restricted cash asset in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2022. In the event of a default under the Loan Agreement, the BACA would enable the Lenders to prevent the release of funds from the Company’s cash accounts.

Outstanding borrowings under the Loan Agreement bear interest at a floating rate equal to (a) 8.75% per annum plus (b) the greater of (i) the rate per annum published by the Intercontinental Exchange Benchmark Administration Ltd. (“IEBA”) for a term of one month and (ii) 0.12% per annum. For the period from April 14, 2021 through February 28, 2022, the IEBA rate for a term of one month was approximately 0.12% per annum. For the period from February 28, 2022 through March 31, 2022, the IEBA rate for a term of one month was approximately 0.23% per annum. Therefore, the contractual rate was 8.98% and 8.87% as of March 31, 2022 and June 30, 2021, respectively. The Company is permitted to make interest-only payments on the term A loan through May 1, 2023. At the Company’s request, the interest-only period can be extended until May 1, 2024, provided that no event of default shall have occurred. The Company will be required to make monthly payments of principal and interest commencing at the end of the interest-only period.

The Company is obligated to pay the Lenders (i) a non-refundable facility fee in the amount of 1.00% of the term A loan that was funded (the “Facility Fee”), and (ii) a final fee equal to 4.75% of the aggregate amount of the term A loan that was funded (the “Final Fee”). As of March 31, 2022, the Company incurred debt discounts for an aggregate of $1.7 million that consisted of $0.4 million for financial advisory and legal fees, an aggregate of $0.9 million for the Facility Fee and the Final Fee, and an aggregate of $0.4 million as an exit fee as discussed below. The Final Fee is payable upon the earliest to occur of (i) the Maturity Date, (ii) the acceleration of the term loans, and (iii) the prepayment of the term loans. The total debt discount of $1.7 million related to the term A loan is being accreted to interest expense using the effective interest method whereby the effective interest rate amounted to 12.7% and 12.6% as of March 31, 2022 and June 30, 2021, respectively.

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

As of March 31, 2022, the Company had outstanding contractual obligations under the Loan Agreement consisting of the principal balance of $15.0 million and the Final Fee of $0.7 million for a total of $15.7 million. After deducting the unaccreted discount of $1.4 million, the net carrying value was $14.3 million as of March 31, 2022. Future minimum principal payments and the net carrying value of the term A loan are as follows as of March 31, 2022 (in thousands):

Fiscal year ending June 30,
Remainder of fiscal year 2022	$—
2023	833
2024	5,000
2025	5,000
2026	4,880
Total contractual payments	15,713
Less unaccreted debt discount	(1,427)
Net carrying value	$14,286

NOTE 6 — SHAREHOLDERS’ EQUITY

Changes in Shareholders’ Equity for the Three Months Ended March 31, 2022 and 2021

The following table presents changes in shareholders’ equity for the three months ended March 31, 2022 and 2021 (in thousands):

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Three Months Ended March 31, 2022:
Balances, December 31, 2021	15,556	$16	$250,816	$(188,567)	$62,265
Share-based compensation	—	—	850	—	850
Net loss	—	—	—	(11,208)	(11,208)
Balances, March 31, 2022	15,556	$16	$251,666	$(199,775)	$51,907

Three Months Ended March 31, 2021:
Balances, December 31, 2020	8,352	$8	$193,831	$(157,953)	$35,886
Share-based compensation	—	—	530	—	530
Reclassification of derivative liability for authorized share deficiency	—	—	(3,591)	—	(3,591)
Fair value of warrants issued to consultants for services	—	—	2	—	2
Net loss	—	—	—	(3,695)	(3,695)
Balances, March 31, 2021	8,352	$8	$190,772	$(161,648)	$29,132

For changes in shareholders’ equity for the nine months ended March 31, 2022 and 2021, please refer to the unaudited condensed consolidated statements of shareholders’ equity.

Underwritten Public Offering

On October 12, 2021, the Company entered into an underwriting agreement with Oppenheimer & Co., Inc., as representative of the underwriters listed therein (the “2021 Underwriters”) for the planned issuance and sale of equity securities in an underwritten public offering (the “2021 Underwritten Offering”). On October 15, 2021, closing occurred for the Underwritten Offering resulting in the issuance of (i) 6,030,847 shares of common stock at $6.50 per share for gross proceeds of $39.2 million, and (ii) 1,661,461 pre-funded

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

warrants to purchase 1,661,461 shares of common stock at an issuance price of $6.49 per warrant (the “2021 PFWs”) for gross proceeds of $10.8 million. The aggregate gross proceeds from the Underwritten Offering amounted to $50.0 million, excluding the Underwriters’ Option discussed below, and before deductions for underwriting discounts and commissions of 6.0% of the gross proceeds and other offering costs of approximately $0.3 million. After deducting total offering costs of $3.3 million, the net proceeds of the Underwritten Offering amounted to approximately $46.7 million.

The Company granted the 2021 Underwriters a 30-day option to purchase up to an additional 1,153,845 shares of its common stock in the 2021 Underwritten Offering at a public offering price of $6.50 per share, less underwriting discounts and commissions (the “Underwriters’ Option”). In November 2021, the Underwriters’ Option was partially exercised for 116,266 shares resulting in gross proceeds of approximately $0.8 million.

2021 Pre-Funded Warrants

The 2021 PFWs have an exercise price of $0.01 per share, which is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. Each 2021 PFW is exercisable at any time and from time to time after issuance with no stated expiration date. In the event of certain corporate transactions, the holders of the 2021 PFWs will be entitled to receive, upon exercise of the 2021 PFWs, the kind and amount of securities, cash or other property that the holders would have received had they exercised the 2021 PFWs immediately prior to such transaction. The 2021 PFWs do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of Common Stock are entitled.

The gross proceeds of $10.8 million received from issuance of the 2021 PFWs was recorded as a component of shareholders’ equity within additional paid-in capital. In accordance with the terms of the warrant agreement, holders of the outstanding warrants are not entitled to exercise any portion of the Pre-Funded Warrant if, upon exercise of such portion of the warrant, the holder’s aggregate ownership of the Company’s common stock or the combined voting power beneficially owned by such holder would exceed a designated percentage elected by the holder ranging from 4.99% to 19.99%, after giving effect to the exercise (the “Maximum Ownership Percentage”). Upon at least 61 days’ prior notice to the Company, any warrant holder may elect to increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. As of March 31, 2022, no shares underlying the 2021 PFWs have been exercised.

2021 Registered Direct Offering

Concurrently with the Underwritten Offering, Handok, Inc. (the “Purchaser”), an entity affiliated with a member of the Board of Directors, entered into a subscription agreement for a registered direct offering (the “2021 RDO”) pursuant to which the Company agreed to sell to the Purchaser an aggregate of 769,231 shares of its common stock at a purchase price of $6.50 per share. The closing for the 2021 RDO occurred on October 27, 2021, whereby the Company received gross proceeds of $5.0 million.

Equity Distribution Agreement

In December 2020, the Company and Oppenheimer & Co. Inc. (the “Agent”) entered into an Equity Distribution Agreement (the “EDA”) that provides for an “at the market offering” for the sale of up to $50.0 million in shares of the Company’s common stock (the “Placement Shares”) through the Agent. The Agent was acting as sales agent and was required to use commercially reasonable efforts to sell all of the Placement Shares requested to be sold by the Company, consistent with the Agent’s normal trading and sales practices, on mutually agreed terms between the Agent and the Company. The EDA was scheduled to terminate when all of the Placement Shares had been sold, or earlier upon the election of either the Company or the Agent. As discussed in Note 13, the Company provide the Agent with notice of termination of the EDA in May 2022 and no further shares will be issued under this agreement.

Under the terms of the EDA, the Company agreed to pay the Agent a commission equal to 3.0% of the gross sales price of the Placement Shares plus certain expenses incurred by the Agent in connection with the offering. For the nine months ended March 31, 2022, the Company sold 138,388 shares of its common stock pursuant to the EDA for net proceeds of approximately $1.5 million.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

LPC Purchase Agreement

In August 2021, the Company entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “RRA”) with Lincoln Park Capital Fund, LLC (“LPC”), which provides that the Company may sell to LPC up to an aggregate of $20.0 million shares (the “Purchase Shares”) of its common stock. The Company concurrently filed a prospectus supplement with the SEC to register the shares issuable under the Purchase Agreement. The aggregate number of shares that the Company could sell to LPC under the Purchase Agreement was 1,669,620 shares of common stock, subject to certain exceptions set forth in the Purchase Agreement.

LPC’s initial purchase consisted of 95,708 Purchase Shares at a purchase price of approximately $10.45 per share for a total purchase price of $1.0 million. Concurrently, the Company issued 33,799 shares of common stock to LPC as an initial fee for its commitment to purchase shares of common stock under the Purchase Agreement. Subject to the terms of the Purchase Agreement, the Company had the right, in its sole discretion, to present LPC with a purchase notice (a “Regular Purchase Notice”), directing LPC to purchase up to 25,000 Purchase Shares (a “Regular Purchase”). LPC’s committed obligation under any single Regular Purchase generally could not exceed $2.0 million. The Purchase Agreement provided for a purchase price per share for each Regular Purchase (the “Purchase Price”) equal to the lesser of (i) the lowest sale price of the common stock on the Nasdaq Capital Market (“NCM”) on the purchase date of such shares; and (ii) the average of the three lowest closing sale prices for the common stock traded on the NCM during the ten consecutive business days ending on the business day immediately preceding the purchase date of such shares.

On September 17, 2021, the Company submitted a Regular Purchase Notice, resulting in the sale of 20,000 Purchase Shares to LPC for net proceeds of approximately $0.2 million. As discussed in Note 13, the Company provided LPC with notice of termination of the Purchase Agreement in May 2022 and no further shares are issuable under this agreement.

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

Derivative Liability for Authorized Share Deficiency

On February 17, 2021, the Company filed a certificate of correction (the “Charter Revision”) with the Secretary of State of Delaware. The Charter Revision changed the number of authorized shares of Common Stock from 500,000,000 shares to 10,000,000 on February 17, 2021. Upon filing the Charter Revision, the Company had approximately 8,352,000 shares of common stock issued and outstanding, plus approximately 2,428,000 shares were required to be reserved for issuance pursuant to the Company’s stock option plans and outstanding warrant agreements. Since the Charter Revision reduced authorized shares to 10,000,000 shares, a deficiency of approximately 780,000 shares existed as of February 17, 2021. As a result of this deficiency, it was not possible to issue up to an aggregate of 780,000 shares of common stock under outstanding stock options and warrants as of February 17, 2021. Therefore, the Company could have been required to settle in cash for the fair value of the 780,000 shares subject to this deficiency, which required liability classification for these instruments beginning on February 17, 2021.

The Company made an accounting policy election to select the stock options and warrant agreements with the earliest issuance dates to compute the estimated fair value of the financial instruments associated with the authorized share deficiency. These stock options and warrants were generally those with the highest exercise prices that were least likely to be exercised. The fair value of such stock options and warrants was accounted for as a derivative liability that amounted to $3.6 million as of February 17, 2021. As a result of the expiration of stock options for approximately 40,000 shares in March 2021, the authorized share deficiency was reduced to approximately 740,000 as of March 31, 2021. Primarily due to the reduction in the market price of the Company’s common stock, the fair value of stock options and warrants for an aggregate of 740,000 shares amounted to $1.8 million as of March 31, 2021. Presented

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

below is a summary of the derivative liability associated with stock options and warrants as of February 17, 2021 and March 31, 2021 (in thousands, except per share amounts):

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

On May 26, 2021, the Company’s shareholders approved an increase in authorized shares of common stock from 10.0 million shares to 40.0 million shares. As a result, the authorized share deficiency was eliminated, and the related stock options and warrants were no longer accounted for a derivative liability after May 26, 2021 and were reclassified to equity.

NOTE 7 — SHARE-BASED COMPENSATION AND WARRANTS

Stock Option Plans

Presented below is a summary of the number of shares authorized, outstanding, and available for future grants under each of the Company’s stock option plans as of March 31, 2022 (in thousands):

	Plan Termination	Number of Shares
Description	Date	Authorized	Outstanding	Available
2015 Plan	February 2020	45	45	—
2016 Plan	October 2021	260	260	—
2019 Plan	July 2029	200	200	—
2021 Plan	March 2030	1,200	1,082	118
Total		1,705	1,587	118

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Options Outstanding

The following table sets forth a summary of the activity under all of the Company’s stock option plans for the nine months ended March 31, 2022 (shares in thousands):

	Shares	Price (1)	Term (2)
Outstanding, June 30, 2021	1,285	$16.35	8.7
Granted	421	5.37
Expired	(61)	20.19
Forfeited	(58)	10.28
Outstanding, March 31, 2022	1,587	13.41	8.6
Vested, March 31, 2022	620	19.23	7.5
(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term for the number of years until the stock options expire.

For the nine months ended March 31, 2022, the aggregate fair value of stock options granted for approximately 0.4 million shares of common stock that provide solely for time-based vesting, amounted to $1.7 million or approximately $4.09 per share as of the grant dates. Fair value was computed using the BSM option-pricing model and will result in the recognition of compensation cost ratably over the expected vesting period of the stock options. For the nine months ended March 31, 2022, the fair value of stock options was estimated on the date of grant, with the following weighted-average assumptions:

Market price of common stock on grant date	$4.09
Expected volatility	94%
Risk free interest rate	1.8%
Expected term (years)	6.1
Dividend yield	0%

Share-based compensation expense for the three and nine months ended March 31, 2022 and 2021 is included under the following captions in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Research and development	$327	$284	$1,014	$1,098
General and administrative	523	246	1,687	1,207
Total	$850	$530	$2,701	$2,305

Unrecognized share-based compensation expense is approximately $6.8 million as of March 31, 2022. This amount is expected to be recognized over a weighted average period of 3.0 years.

Warrants

In connection with the 2021 Underwritten Offering discussed in Note 6, the Company issued 1,661,461 2021 PFWs to purchase 1,661,461 shares of common stock at an issuance price of $6.49 per warrant for gross proceeds of $10.8 million. The 2021 PFWs may be exercised at any time by paying the exercise price of $0.01 per share, subject to the terms discussed in Note 6.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In addition, the Company has issued warrants in conjunction with various debt and equity financings and for services. The following table sets forth a summary of the warrant activity (excluding the 2021 PFWs) for the nine months ended March 31, 2022 (shares in thousands):

	Shares	Price (1)	Term (2)
Outstanding, beginning of period	1,252	$28.91	4.8
Warrant expirations	(94)	95.79
Outstanding, end of period	1,158	23.45	4.4
(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term for the number of years until the warrants expire.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Commitments

Please refer to Note 4 for further discussion of commitments to make milestone payments and to pay royalties under license agreements with Xoma and ActiveSite.

COVID-19

The COVID-19 pandemic, which is impacting worldwide economic activity, poses risks that the Company or its employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. The extent to which COVID-19 impacts the Company’s business, including its clinical trials and financial condition, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. As COVID-19 continues to spread around the globe, including the spread of more contagious and virulent variants, the Company could experience disruptions, including delays or difficulties in enrolling patients in clinical trials, delays or difficulties in clinical site initiation, interruption of key clinical trial activities, delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, and delays in necessary interactions with local regulatory authorities. The economic and business disruptions caused by COVID-19 may also impact the Company’s ability to raise additional capital on a timely basis or at all, which could negatively impact long-term liquidity.

Registration Rights Agreement

In connection with the LPC Purchase Agreement discussed in Note 6, the Company entered into a Registration Rights Agreement that requires all the shares issuable under the Purchase Agreement to be registered. The Company filed a prospectus supplement to meet this obligation in August 2021 and is required to maintain the effectiveness of the prospectus supplement on a reasonable best-efforts basis.

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations. At each reporting period, the Company evaluates known claims to determine whether a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal fees are expensed as incurred.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 — RELATED PARTY TRANSACTIONS

On September 15, 2020, the Company and Handok entered into an exclusive license agreement (the “Handok License”) for the territory of the Republic of Korea. The Handok License relates to pharmaceutical products in final dosage form containing the pharmaceutical compounds developed or to be developed by the Company, including those related to RZ358 and RZ402. The Handok License is in effect for a period of 20 years after the first commercial sale of each product and requires (i) milestone payments to the Company of $0.5 million upon approval of a New Drug Application (“NDA”) for each product in the territory, and (ii) the Company will sell products ordered by Handok at a transfer price equal to 70% of the net selling price of the products. To date, no milestone payments have been earned by the Company.

In addition, Handok and certain of its affiliates were the sole investors in the 2021 RDO discussed in Note 6 and the private placement discussed in Note 13.

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

For the three and nine months ended March 31, 2022 and 2021, the Company did not record any income tax benefit due to a full valuation allowance on its deferred tax assets. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three and nine months ended March 31, 2022 and 2021.

NOTE 11 — NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares and 2021 PFWs outstanding during the period, without consideration for potentially dilutive securities. The 2021 PFWs are included in the computation of basic and diluted net loss per share since the exercise price is negligible and the 2021 PFWs are fully vested and exercisable. Accordingly, the weighted average number of shares outstanding is computed as follows for the three and nine months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Common Stock	15,557	8,352	12,735	7,445
2021 PFWs	1,661	—	1,013	—
Total	17,218	8,352	13,748	7,445

For the three and nine months ended March 31, 2022 and 2021, basic and diluted net loss per share were the same since all other common stock equivalents were anti-dilutive. As of March 31, 2022 and 2021, the following outstanding potential common stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

	2022	2021
Stock options	1,590	874
Warrants	1,158	1,437
Total	2,748	2,311

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company’s embedded derivative liabilities are classified under Level 3 of the hierarchy and are required to be measured and recorded at fair value on a recurring basis. Fair value is determined based on management’s assessment of the probability and timing of occurrence for the Exit Events discussed in Note 5 using a discount rate equal to the effective interest rate for the term A loan.The following table sets forth changes in the fair value of the embedded derivative liabilities for the nine months ended March 31, 2022 (in thousands):

Fair value as of June 30, 2021	$387
Gain from change in fair value	8
Fair value as of March 31, 2022	$395

Except for the embedded derivative liabilities, the Company did not have any other assets or liabilities measured at fair value on a recurring basis as of March 31, 2022 and June 30, 2021.

Due to the relatively short maturity of the respective instruments, the fair value of cash and cash equivalents, restricted cash, accounts payable, and accrued liabilities approximated their carrying values as of March 31, 2022 and June 30, 2021. Due to the unique terms of the Loan Agreement discussed in Note 5, it was measured on a non-recurring basis at fair value using Level 3 inputs when it was entered into in April 2021. Due to the lack of observable inputs, the Company was unable to determine fair value of the Loan Agreement as of March 31, 2022.

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the nine months ended March 31, 2022 and 2021, the Company did not have any transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions. For the nine months ended March 31, 2022, cash deposits have exceeded the amount of federal insurance provided on such deposits. As of March 31, 2022 and June 30, 2021, the Company had cash, cash equivalents and restricted cash with a single financial institution with an aggregate balance of $68.4 million and $41.0 million, respectively. The Company has never experienced any losses related to its investments in cash, cash equivalents and restricted cash.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 13 — SUBSEQUENT EVENTS

Headquarters Lease

In April 2022, the Company entered into a lease agreement for a new corporate headquarters in Redwood City, California. The space consists of approximately 9,300 square feet and provides for total base rent payments of approximately $2.9 million through the expected expiration of the lease in July 2027. The landlord is required to make improvements to the facility before it is suitable for occupancy by the Company. The lease provides for a six-month rent abatement period beginning upon commencement of the lease term which is expected to occur in August 2022. In addition, the lease provides an allowance of approximately $0.1 million that may be utilized by the Company for the purchase of furniture and equipment. The average base rent payable in cash over the 60-month lease term is approximately $48,000 per month. During the fourth quarter of the fiscal year ending June 30, 2022, the Company expects to recognize a right-of-use asset and a related operating lease liability for approximately $2.3 million.

Future payments under this operating lease agreement are as follows (in thousands):

Fiscal year ending June 30,
Remainder of fiscal year 2022	$50
2023	199
2024	614
2025	632
Thereafter	1,377
Total lease payments	$2,872

Financing Activities

On May 1, 2022, the Company entered into (i) an underwriting agreement with Jefferies LLC, as representative of the underwriters listed therein, relating to the issuance and sale of equity securities in an underwritten registered direct offering (the “2022 RDO”), and (ii) a placement agency agreement with Jefferies LLC, that provides for a private placement of equity securities (the “Private Placement”).  The 2022 RDO resulted in the issuance of (i) approximately 18.0 million shares of the Company’s common stock, at a public offering price of $3.80 per share, (ii) Class A pre-funded warrants (the “Class A PFWs”) to purchase up to approximately 2.0 million shares of Common Stock at a public offering price of $3.799 per Class A PFW and (iii) Class B pre-funded warrants (the “Class B PFWs”) to purchase up to 10.9 million shares of Common Stock at a public offering price of $3.799 per Class B PFW.  The 2022 RDO closed on May 4, 2022 and resulted in net proceeds of approximately $110.5 million. The gross proceeds of the 2022 RDO amounted to $117.6 million, before deducting an aggregate of $7.1 million incurred for underwriting discounts and commissions and other offering expenses payable by the Company.  In connection with the 2022 RDO, certain of the Company’s officers and directors agreed not to sell or otherwise dispose of any common stock held by them through July 30, 2022.

Pursuant to the Private Placement, the Company entered into a securities purchase agreement (“SPA”) on May 4, 2022 with Handok and certain of its affiliates (the “Purchasers”) whereby the Company agreed to sell to the Purchasers 3.3 million Class C Warrants (the “Class C PFWs”) to purchase shares of common stock, at a purchase price of $3.799 per Class C PFW.  The closing of the Private Placement will take place upon satisfaction of the closing conditions set forth in the placement agency agreement and the SPA.  The net proceeds of the Private Placement, after deducting the placement agent fees and estimated offering expenses payable by the Company, are expected to be approximately $11.4 million.  Closing of the Private Placement is expected to occur in May 2022.

Terms of Pre-Funded Warrants

The offering price of $3.799 per share for the Class A PFWs, the Class B PFWs and the Class C PFWs (collectively, the “2022 PFWs”) represents the public offering price for the shares of common stock issued in the 2022 RDO less the $0.001 per share price that is required to be paid upon exercise of the 2022 PFWs. The exercise price of the 2022 PFWs is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

also upon any distributions for no consideration of assets to the Company's shareholders. In the event of certain corporate transactions, the holders of the 2022 PFWs will be entitled to receive, upon exercise of the 2022 PFWs, the kind and amount of securities, cash or other property that the holders would have received had they exercised the 2022 PFWs immediately prior to such transaction. The 2022 PFWs do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of common stock are entitled.

Each Class A PFW is exercisable upon issuance. The Class B PFWs and the Class C PFWs will only be exercisable for shares of common stock upon receipt of shareholder approval for an increase in the number of authorized shares of common stock as discussed below under the caption Required Shareholder Approval.

Required Shareholder Approval

The closing of the 2022 RDO resulted in the issuance of the approximately 18.0 million shares of common stock and Class A PFWs for approximately 2.0 million shares. After these issuances, the Company had utilized the entire 40.0 million of authorized shares of common stock available under its corporate charter, consisting of issued shares and shares of common stock reserved for issuance under stock option plans and outstanding warrants discussed in Note 7. Accordingly, the Company did not have a sufficient number of shares of common stock available to permit exercise of any of the Class B PFWs and the Class C PFWs. Therefore, the Class B PFWs and the Class C PFWs will only be exercisable for shares of common stock to the extent that shareholders subsequently approve an increase in the number of authorized shares (the “Shareholder Approval”), which the Company is required to use its best efforts to obtain at an annual meeting of shareholders to be held by June 30, 2022. If the Company does not obtain Shareholder Approval by June 30, 2022, it will be required to (i) pay liquidated damages of 2.0% of the aggregate purchase price paid by each holder of Class B PFWs and Class C PFWs, and (ii) hold additional shareholder meetings every three months thereafter until approval is obtained. For each subsequent failure to obtain Shareholder Approval, the Company will be required to pay an additional 2.0% of the purchase price as liquidated damages. The aggregate purchase price of the Class B PFWs and the Class C PFWs amounts to $54.2 million whereby the initial liquidated damages payment would be approximately $1.1 million if the Company fails to obtain Shareholder Approval by June 30, 2022.

The Company expects to account for the gross proceeds of $41.6 million received from the issuance of the Class B PFWs and $12.6 million expected to be received from the issuance of the Class C PFWs as derivative liabilities whereby future changes in the fair value of the derivative liabilities will result in gains or losses until such time that Shareholder Approval is obtained.

Registration Rights Agreement

In connection with the offer of the Class B PFWs and the Class C PFWs, the Company entered into registration rights agreements with the purchasers. Pursuant to the registration rights agreements, the Company will be required to file a registration statement with the SEC to register for resale the shares issuable upon exercise of the Class B PFWs and the Class C PFWs, within two days of receipt of Shareholder Approval, and to have such registration statement declared effective by June 30, 2022 in the event the registration statement is not reviewed by the SEC, or by July 30, 2022 in the event the registration statement is reviewed by the SEC. The Company will be obligated to pay certain liquidated damages to the purchasers if the Company (i) fails to file the registration statement when required, (ii) fails to cause the registration statement to be declared effective by the SEC when required, or (iii) fails to maintain the effectiveness of the registration statement. If the Company fails to comply with the registration rights agreement, it will be obligated to pay 2.0% of the purchase price of the Class B PFWs and the Class C PFWs for an aggregate of approximately $1.1 million as liquidated damages. If liquidated damage payments are required in the future, they will be charged to expense in the period incurred.

EDA and Purchase Agreement Termination

In May 2022, the Company provided notice of termination to the Agent in accordance with the EDA entered in December 2020.  Additionally, the Company provided notice of termination to LPC for the Purchas Agreement entered in August 2021.  As a result of these termination notices, no further equity securities are issuable under either agreement.

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

While our financial results for the three and nine months ended March 31, 2022 and the fiscal year ended June 30, 2021 were not significantly impacted by COVID-19, we cannot predict the impact of the progression of the COVID-19 pandemic on future results due to a variety of factors, including the ongoing challenges associated with the pandemic, including the emergence of new variants of the coronavirus, such as the Delta and Omicron variants, resurgences in the number and rates of infection, the continued good health of our employees, the ability of us to maintain operations, access to healthcare facilities and patient willingness to participate in our clinical trials, any further government and/or public actions taken in response to the pandemic, and ultimately the length of the pandemic. The ultimate impact of the COVID-19 pandemic on our business operations, our ability to raise capital, our preclinical studies and clinical trial timeliness remain uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. Any prolonged material disruption of our employees, suppliers, or manufacturing may negatively impact our financial position, results of operations, and cash flows. We will continue to monitor the situation closely.

Recent Developments

Headquarters Lease

In April 2022, we entered into a lease agreement for a new corporate headquarters facility in Redwood City, California.  The space consists of approximately 9,300 square feet and provides for total base rent payments of approximately $2.9 million through the expected expiration of the lease in July 2027. The lease provides for a six-month rent abatement period beginning upon commencement of the lease term which is expected to occur in August 2022.

Financing Activities

On May 1, 2022, we entered into (i) an underwriting agreement with Jefferies LLC, as representative of the underwriters listed therein, relating to the issuance and sale of equity securities in an underwritten registered direct offering (the “2022 RDO”), and (ii) a placement agency agreement with Jefferies LLC, that provides for a private placement of equity securities (the “Private Placement”).  The 2022 RDO resulted in the issuance of approximately (i) 18.0 million shares of our common stock at a public offering price of $3.80 per share, (ii) Class A pre-funded warrants (the “Class A PFWs”) to purchase up to 2.0 million shares of Common Stock at a public offering price of $3.799 per Class A PFW, and (iii) Class B pre-funded warrants (the “Class B PFWs”) to purchase up to 10.9 million shares of Common Stock at a public offering price of $3.799 per Class B PFW.  The 2022 RDO closed on May 4, 2022 and resulted in net proceeds of approximately $110.5 million. The gross proceeds of the 2022 RDO amounted to $117.6 million, before deducting an aggregate of $7.1 million incurred for underwriting discounts and commissions and other offering expenses payable by us. In connection with the 2022 RDO, certain of our officers and directors agreed not to sell or otherwise dispose of any common stock held by them through July 30, 2022.

Pursuant to the Private Placement, we entered into a securities purchase agreement (“SPA”) on May 4, 2022 with Handok, Inc. and certain of its affiliates (the “Purchasers”) whereby we agreed to sell to the Purchasers 3.3 million Class C Warrants (the “Class C PFWs”) to purchase shares of common stock, at a purchase price of $3.799 per Class C PFW. The closing of the Private Placement will take place upon satisfaction of the closing conditions set forth in the placement agency agreement and the SPA. The net proceeds of the Private Placement, after deducting the placement agent fees and estimated offering expenses payable by us, are expected to be approximately $11.4 million. We expect the closing of the Private Placement will occur in May 2022.

Terms of Pre-Funded Warrants

The offering price of $3.799 per share for the Class A PFWs, the Class B PFWs and the Class C PFWs (collectively, the “2022 PFWs”) represents the public offering price for the shares of common stock issued in the 2022 RDO less the $0.001 per share price that is required to be paid upon exercise of the 2022 PFWs. The exercise price of the 2022 PFWs is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions for no consideration of assets to our shareholders. In the event of certain corporate transactions, the holders of the 2022 PFWs will be entitled to receive, upon exercise of the 2022 PFWs, the kind and amount of securities, cash or other property that the holders would have received had they exercised the 2022 PFWs immediately prior to such transaction. The 2022 PFWs do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of common stock are entitled.

Each Class A PFW is exercisable upon issuance. The Class B PFWs and the Class C PFWs will only be exercisable for shares of common stock upon receipt of shareholder approval for an increase in the number of authorized shares of common stock as discussed below under the caption Required Shareholder Approval.

Required Shareholder Approval

The closing of the 2022 RDO resulted in the issuance of the approximately 18.0 million shares of common stock and Class A PFWs for approximately 2.0 million shares. After these issuances, we had utilized our entire 40.0 million of authorized shares of common stock available under our corporate charter, consisting of issued shares and shares of our common stock reserved for issuance under our stock option plans and outstanding warrants. Accordingly, we did not have a sufficient number of shares of common stock available to permit exercise of any of the Class B PFWs and the Class C PFWs. Therefore, the Class B PFWs and the Class C PFWs will only be exercisable for shares of common stock to the extent that our shareholders subsequently approve an increase in the number of authorized shares (the “Shareholder Approval”), which we are required to use our best efforts to obtain at an annual meeting of shareholders to be held by June 30, 2022. If we do not obtain Shareholder Approval by June 30, 2022, we will be required to (i) pay liquidated damages of 2.0% of the aggregate purchase price paid by each holder of Class B PFWs and Class C PFWs, and (ii) hold additional shareholder meetings every three months thereafter until approval is obtained. For each subsequent failure to obtain Shareholder Approval, we will be required to pay an additional 2.0% of the purchase price as liquidated damages. The aggregate purchase price of the Class B PFWs and the Class C PFWs amounts to $54.2 million whereby the initial liquidated damages payment would be approximately $1.1 million if we fail to obtain Shareholder Approval by June 30, 2022.

Registration Rights Agreement

In connection with the offer of the Class B PFWs and the Class C PFWs, we entered into registration rights agreements with the purchasers. Pursuant to the registration rights agreements, we will be required to file a registration statement with the SEC to register for resale the shares issuable upon exercise of the Class B PFWs and the Class C PFWs, within two days of receipt of Shareholder Approval, and to have such registration statement declared effective by June 30, 2022 in the event the registration statement is not reviewed by the SEC, or by July 30, 2022 in the event the registration statement is reviewed by the SEC. We will be obligated to pay certain liquidated damages to the purchasers if we (i) fail to file the registration statement when required, (ii) fail to cause the registration statement to be declared effective by the SEC when required, or (iii) fail to maintain the effectiveness of the registration statement. Based on our planned timing for the first shareholder meeting, it is unlikely that we will be able to avoid incurring a liquidated damages fee of approximately $1.1 million due to the failure to meet the requirements for an effective registration statement.

EDA and Purchase Agreement Termination

As discussed below under the caption Liquidity and Capital Resources, we entered the EDA with Oppenheimer & Co. Inc. in December 2020 and a Purchase Agreement with LPC in August 2021.  In May 2022, we provided notices to Oppenheimer and Co. Inc. and LPC whereby the EDA and Purchase Agreement were terminated. As a result of these termination notices, no further equity securities are issuable under either agreement.

Please refer to our discussion under the caption Liquidity and Capital Resources for further discussion of our recent financing activities.

RZ358

On March 23, 2022, we reported positive topline results from the Phase 2b (“RIZE”) study. These results were presented at the Pediatric Endocrine Society Meeting on May 1, 2022. Refer to Summary of Clinical Assets below for further discussion of the RZ358 program.

RZ402

On February 22, 2022, we reported positive topline results from the Phase 1b multiple-ascending dose (“MAD”) study. Refer to Summary of Clinical Assets below for further discussion of the RZ402 program.

Summary of Clinical Assets

Our lead clinical asset, RZ358, is an antibody therapy in Phase 2b development as a potential treatment for congenital hyperinsulinism (“HI”), an ultra-rare pediatric genetic disorder. In February 2020, we announced the initiation of the RZ358-606 Phase 2b study (“RIZE”) globally at multiple study centers. Prior to COVID-19, we had planned to complete the RIZE study by the middle of calendar year 2021. In March 2020, we paused the RIZE study as a result of the COVID-19 pandemic. As the COVID-19 pandemic began to abate in different regions, we resumed clinical activities including trial site initiations and patient enrollment. We reported positive topline results from the RIZE study in March 2022. These results were presented at the Pediatric Endocrine Society Meeting on May 1, 2022.

The RIZE study enrolled 23 patients across diverse ages, gender, and genetic types. RZ358 (pooled doses) resulted in a > 50% improvement in hypoglycemic events and approximately 75% improvement at the mid (6 mg/kg) and top (9 mg/kg) doses. Time-in-range (“TIR”) by continuous glucose monitoring (“CGM”) improved by 7% across all doses and 16% at the top dose. There were no adverse drug reactions, dose-limiting toxicities, or drug-related serious adverse events. We believe that these positive results from the RIZE study will be Phase-3 enabling and we plan to interact with the regulatory authorities in the second half of calendar year 2022. If we obtain clearance, we plan to initiate our Phase 3 study in the first half of calendar year 2023.

In addition, during the first half of calendar year 2020, we had positive interactions with the United States Food and Drug Administration (“FDA”) whereby we were granted Rare Pediatric Disease (“RPD”) designation for RZ358, which qualified us to receive a priority review voucher (“PRV”) upon marketing approval of the drug in congenital HI. Such a voucher could be redeemed to receive a priority review of a subsequent marketing application for any drug candidate in any disease indication.

Our second clinical asset, RZ402, is a selective and potent plasma kallikrein inhibitor (“PKI”) being developed as a potential oral therapy for the chronic treatment of diabetic macular edema (“DME”). RZ402 recently completed the Phase 1 development program. In January 2021, we dosed the first subject in the Phase 1a study, and in May 2021 we announced positive topline results whereby single dose oral administration of RZ402 resulted in plasma concentrations that substantially exceeded target pharmacologically-active drug levels, demonstrating the potential for once daily dosing. RZ402 was generally safe and well-tolerated at all doses tested, without dose-limiting toxicities. In August 2021, we announced the initiation in the Phase 1b multiple-ascending dose (“MAD”) study and reported positive results in February 2022. The results further validated and supported the potential for once daily oral dosing and showed dose-dependent increases in systemic exposures, with repeat-dosing to steady-state resulting in the highest concentrations of RZ402 explored to date, exceeding 200 ng/mL and 50 ng/mL at peak and 24-hour trough, respectively. Given that the in-vivo EC90 for RZ402 in animal models of DME is ~6 ng/mL, the results at both peak and 24-hour trough substantially exceeded target concentrations based on a combination of in-vitro and in-vivo profiling. The MAD study results showed that RZ402 was generally safe and well-tolerated, including at higher doses than previously tested in the Phase 1 single-ascending dose (“SAD”) study. There were no serious adverse events, adverse drug reactions or identified risks. We are now advancing developmental activities toward a Phase 2a proof-of-concept study, which we plan to initiate during the second half of calendar year 2022.

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

RZ358 received RPD designation in the United States as well as Orphan Drug Designation in both the United States and the European Union. RZ358 recently completed its Phase 2b study (“RIZE study”), RZ358-606. The RIZE study was a multi-center, open-label, repeat-dose Phase 2b study of RZ358 in four sequential dosing cohorts of patients with congenital HI, who are at least two years old, and have residual low blood sugar (<70 mg/dL) that is inadequately controlled on existing therapies. In addition to safety and pharmacokinetic evaluations, continuous glucose monitoring (“CGM”) and self-monitored blood glucose were utilized to evaluate several glycemic efficacy endpoints. The primary endpoint was the time within a glucose target range of 70-180 mg/dL by CGM after week 8 of treatment compared to baseline.

RZ402

DME is a vascular complication of diabetes and a leading cause of blindness in the United States and elsewhere. Chronic exposure to high blood sugar levels can lead to inflammation, cell damage, and the breakdown of blood vessel walls. Specifically, in DME, blood vessels behind the back of the eye become porous and permeable leading to the unwanted infiltration of fluid into the macula. This fluid leakage creates distorted vision, and if left untreated could result in blindness.

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

Factors Impacting our Results of Operations

We have not generated any revenues since our inception in March 2010. Since inception, we have engaged in organizational activities, obtained debt financing, and conducted private placements and public offerings to raise additional capital. During 2019 we changed our strategy to a licensing model to focus on research and development activities for our pipeline of product candidates.

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

Gain (loss) on change in fair value of derivative liabilities. We recognized liabilities for financial instruments that are required to be accounted for as derivatives, as well as embedded derivatives in our debt agreements. Derivative liabilities are adjusted to fair value at the end of each reporting period until the contracts are settled, expire, or otherwise meet the conditions for equity classification. Changes in fair value are reflected as a gain or loss in our unaudited condensed consolidated statements of operations.

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

Results of Operations

Three months ended March 31, 2022 and 2021

Revenue. As a clinical stage company, we did not generate any revenue for the three months ended March 31, 2022 and 2021. We are at an early stage of development as a proprietary product specialty pharmaceutical company, and we do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. We do not expect to be able to market any of our product candidates for several years.

Research and development expenses. R&D expenses for the three months ended March 31, 2022 and 2021 were as follows (in thousands, except percentages):

			Increase
	2022	2021	Amount	Percent
Total R&D expenses	$8,686	$3,758	$4,928	131%

The increase in R&D expenses of $4.9 million for the three months ended March 31, 2022 was primarily attributable to an increase in licensing costs of $2.0 million. We did not incur any licensing costs for the three months ended March 31, 2021, whereas for the three months ended March 31, 2022, we incurred $2.0 million under our licensing agreement with Xoma, Inc. (“XOMA”).  This payment to XOMA was triggered by the last patient dosing in the Phase 2b clinical study pursuant to the License Agreement entered into by us and

XOMA on December 6, 2017. As discussed below under the caption Liquidity and Capital Resources, additional expenses will be incurred under our license agreements as we achieve certain clinical milestone events in future periods.  In addition to the license cost increase, an increase of $2.1 million was due to higher spending for drug substance and drug product manufacturing and related activities to support ongoing clinical trials, consisting of increases of $1.5 million for RZ358 and increase of $0.6 million for RZ402.

Compensation and benefits for our R&D workforce increased by approximately $0.7 million that was primarily attributable to an increase in the average number of R&D employees from 18 for the three months ended March 31, 2021 to 26 for the three months ended March 31, 2022. Various consulting and outside service costs also increased by approximately $0.1 million for the three months ended March 31, 2022 for ongoing developmental support of RZ358 and RZ402.

General and administrative expenses. G&A expenses for the three months ended March 31, 2022 and 2021 were as follows (in thousands, except percentages):

			Increase
	2022	2021	Amount	Percent
Total G&A expenses	$2,068	$1,725	$343	20%

The increase in G&A expenses of $0.3 million for the three months ended March 31, 2022 was primarily attributable to an increase in share-based compensation expense of $0.3 million due to options granted to employees in the quarter.

Interest Expense. Interest expense was approximately $0.4 million for the three months ended March 31, 2022, whereas we did not incur any interest expense for the same period in 2021. Interest expense for the three months ended March 31, 2022 was solely attributable to the Loan Agreement (as defined below) entered into in April 2021 and consisted of (i) interest expense of $0.3 million based on the weighted average contractual rate of 9.0%, and (ii) accretion of discount of $0.1 million.

Gain (loss) on changes in fair value of derivative liabilities.  On February 17, 2021, we recognized a derivative liability of $3.6 million related to a deficiency in our authorized shares of common stock, since there was a possibility that we could have been required to settle a portion of our outstanding stock options and warrants in cash. This derivative liability was adjusted to fair value at the end of each reporting period and amounted to $1.8 million as of March 31, 2021. The change in fair value of $1.8 million is reflected as a non-cash gain for the three months ended March 31, 2021. For the period from February 17, 2021 through March 31, 2021, a decrease in the market price of our Common Stock was the primary driver that resulted in the reduction in fair value and the resulting non-cash gain. On May 26, 2021, our shareholders approved an increase in authorized shares of common stock that eliminated the authorized share deficiency. Accordingly, the related stock options and warrants were no longer accounted for a derivative liability after May 26, 2021.

For the three months ended March 31, 2022, we recognized a loss of $12,000 due to changes in fair value of embedded derivative liabilities related to the Loan Agreement entered into in April 2021, as discussed below under the caption Liquidity and Capital Resources. For the three months ended March 31, 2021, we did not have any gains or losses on changes in fair value of embedded derivative liabilities.

Income Taxes. For the three months ended March 31, 2022 and 2021, we did not recognize any income tax benefit due to our net losses, and our determination that a valuation allowance was required for all of our deferred tax assets.

Nine months ended March 31, 2022 and 2021

Revenue. As a clinical stage company, we did not generate any revenue for the nine months ended March 31, 2022 and 2021. We are at an early stage of development as a proprietary product specialty pharmaceutical company, and we do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. We do not expect to be able to market any of our product candidates for several years.

Research and development expenses. R&D expenses for the nine months ended March 31, 2022 and 2021 were as follows (in thousands, except percentages):

			Increase
	2022	2021	Amount	Percent
Total R&D expenses	$23,912	$10,598	$13,314	126%

The increase in R&D expenses of $13.3 million for the nine months ended March 31, 2022 was primarily attributable to an increase of $6.0 million due to higher spending for drug substance and drug product manufacturing related activities for RZ358 of $4.5 million and for RZ402 of $1.5 million. Additional increases in clinical trial costs were incurred of approximately $1.7 million for RZ358 due to our RZ358 Phase 2b study and $1.4 million for RZ402 Phase 1 studies.  An additional $0.9 million was due to an increase in patent maintenance activities and development related consulting not included above to support the RZ402 and RZ358 programs. In addition to the increases in clinical trial costs, an increase of approximately $1.0 million was incurred related to licensing costs. Licensing costs of $2.0 million were incurred in the nine months ended March 31, 2022 due to the last patient dosed in our RZ358 Phase 2b study, under our licensing agreement with XOMA.  In comparison, license costs of $1.0 million were incurred for the nine months ended March 31, 2021 under our license agreement with ActiveSite, upon acceptance of our IND by the FDA in December 2020.

Compensation and benefits for our R&D workforce increased by approximately $2.3 million which was primarily attributable to an increase in the average number of R&D employees from 16 for the nine months ended March 31, 2021 to 24 for the nine months ended March 31, 2022.

General and administrative expenses. G&A expenses for the nine months ended March 31, 2022 and 2021 were as follows (in thousands, except percentages):

			Increase
	2022	2021	Amount	Percent
Total G&A expenses	$6,632	$5,660	$972	17%

The increase in G&A expenses of $1.0 million for the nine months ended March 31, 2022 was primarily attributable to an increase in professional fees associated with pipeline candidate market research assessments, consulting services, and strategic financial advisory services related to ongoing financing efforts, totaling approximately $0.7 million.  In addition to the professional fee increases, there was an increase of approximately $0.2 million in employee compensation, mainly related to increase in stock-based compensation due to options granted in the nine months ended March 31, 2022.

Interest Expense. Interest expense was approximately $1.3 million for the nine months ended March 31, 2022, whereas we did not incur any interest expense for the same period in 2021. Interest expense for the nine months ended March 31, 2022 was solely attributable to the Loan Agreement (as defined below) entered into in April 2021 and consisted of (i) interest expense of $1.0 million based on the weighted average contractual rate of 9.0%, and (ii) accretion of discount of $0.3 million.

Gain (loss) on changes in fair value of derivative liabilities. On February 17, 2021, we recognized a derivative liability of $3.6 million related to a deficiency in our authorized shares of common stock, since there was a possibility that we could have been required to settle a portion of our outstanding stock options and warrants in cash. This derivative liability was adjusted to fair value at the end of each reporting period and amounted to $1.8 million as of March 31, 2021. The change in fair value of $1.8 million is reflected as a non-cash gain for the nine months ended March 31, 2021. For the period from February 17, 2021 through March 31, 2021, a decrease in the market price of our Common Stock was the primary driver that resulted in the reduction in fair value and the resulting non-cash gain. On May 26, 2021, our shareholders approved an increase in authorized shares of common stock that eliminated the authorized share deficiency. Accordingly, the related stock options and warrants were no longer accounted for a derivative liability after May 26, 2021.

For the nine months ended March 31, 2022, we recognized a loss of $8,000 due to changes in fair value of embedded derivative liabilities related to the Loan Agreement entered into in April 2021, as discussed below under the caption Liquidity and Capital Resources. For the nine months ended March 31, 2021, we did not have any gains or losses on changes in fair value of embedded derivative liabilities.

Employee Retention Credit. Employee retention credit income was $0.2 million for the nine months ended March 31, 2022. This amount is a result of the benefits we qualified for under the Coronavirus Aid, Relief, and Economic Security Act during the nine months ended March 31, 2022. We did not recognize any income for employee retention credits for the nine months ended March 31, 2021.

Income Taxes. For the nine months ended March 31, 2022 and 2021 we did not recognize any income tax benefit due to our net losses, and our determination that a valuation allowance was required for all of our deferred tax assets.

Liquidity and Capital Resources

We have incurred cumulative net losses of $199.8 million since our inception, and as a clinical stage company we have not generated any revenue to date. For the nine months ended March 31, 2022, we incurred a net loss of $31.6 million and we used $27.5 million of cash in our operating activities. As of March 31, 2022, our unrestricted cash and cash equivalents balance was $63.4 million and working capital was approximately $61.5 million. Presented below is a summary of the key events affecting our liquidity and capital resources for the nine months ended March 31, 2022, and the expected impact of financing activities completed in April and May 2022.

In October and November 2021, we completed an underwritten offering that resulted in net proceeds of $47.3 million (the “2021 Underwritten Offering”) and a registered direct offering that resulted in net proceeds of $5.0 million (the “2021 RDO”), for total net proceeds of approximately $52.3 million.

In December 2020, we entered into an Equity Distribution Agreement (the “EDA”) with Oppenheimer & Co. Inc. as sales agent that provided for an “at the market offering” for the sale of up to $50.0 million in shares of our common stock (the “Placement Shares”). For the nine months ended March 31, 2022, we sold 138,388 Placement Shares for which aggregate net proceeds of approximately $1.5 million were received. We provided notice of termination of the EDA to Oppenheimer & Co. Inc. in May 2022 and no further equity securities are issuable under the agreement. Accordingly, the EDA is no longer a potential source of liquidity. For additional information about the EDA, please refer to Note 6 to the financial statements included in Part I, Item 1 of this Report.

In August 2021, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), which provides that we may sell to LPC up to an aggregate of $20.0 million of shares of our common stock (the “Purchase Shares”). The aggregate number of shares that we can sell to LPC under the Purchase Agreement was 1,669,620 shares of common stock. For the nine months ended March 31, 2022, LPC purchased 115,708 Purchase Shares and we received net proceeds of $1.2 million. We provided notice of termination of the Purchase Agreement to LPC in May 2022 and no further equity securities are issuable under the agreement. Accordingly, the Purchase Agreement is no longer a potential source of liquidity. For additional information about the Purchase Agreement, please refer to Note 6 to the financial statements included in Part I, Item 1 of this Report.

In April 2021, we entered into a $30.0 million Loan and Security Agreement (the “Loan Agreement”) with SLR Investment Corp. and certain other lenders (the “Lenders”). The Lenders agreed to loan up to $30.0 million in three tranches consisting of (i) a $15.0 million term A loan that was funded on April 14, 2021, (ii) term B and term C loans for an aggregate of $15.0 million that were subject to our ability to obtain prescribed amounts of financing and the achievement of certain clinical. We did not achieve the initial clinical milestones by January 2022 and accordingly, term B and term C loans are no longer a potential source of liquidity.

The term A loan has a maturity date of April 1, 2026. Outstanding borrowings under the term A loan bear interest at a floating rate equal to (a) 8.75% per annum plus (b) the greater of (i) the rate per annum published by the Intercontinental Exchange Benchmark Administration Ltd. (“IEBA”) for a term of one month and (ii) 0.12% per annum. For the period from April 14, 2021 through December 31, 2021, the IEBA rate for a term of one month was approximately 0.12% per annum. As of March 31, 2022, the IEBA rate for a term of one month was approximately 0.23% per annum. Therefore, the contractual rate was 8.98% as of March 31, 2022 and 8.87% as of June 30, 2021. We are permitted to make interest-only payments on the term A loan at least through May 1, 2023.

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

As discussed in Note 4 to the financial statements included in Part I, Item 1 of this Report, we are subject to license agreements that require future contractual payments upon achievement of various milestone events. Pursuant to the ActiveSite Agreement, the next milestone will consist of a $3.0 million payment upon dosing of the first patient in a Phase 2 clinical trial for RZ402. Additionally, pursuant to the Xoma Agreement, the next milestone payment is a $5.0 million payment that will be due upon dosing of the first patient in a Phase 3 clinical trial for RZ358.

As discussed above under the caption Recent Developments, in April 2022 we entered into a lease agreement for a new corporate headquarters facility in Redwood City, California.  This lease provides for total base rent payments of approximately $2.9 million through the expected expiration of the lease in July 2027.

As discussed above under the caption Recent Developments, we received net proceeds of approximately $110.5 million upon closing of the 2022 RDO on May 4, 2022. This amount consists of $41.6 million related to the issuance of 10.9 million Class B PFWs that are subject to Shareholder Approval, and the remainder relates to unrestricted issuances of equity securities. In addition, we entered into the SPA on May 4, 2022, whereby we agreed to sell 3.3 million Class C PFWs that are also subject to Shareholder Approval and are expected to result in net proceeds of $11.4 million upon closing of the Private Placement in May 2022. No assurance can be provided that Shareholder Approval will ultimately be obtained and that we will be able to avoid incurring substantial liquidated damages payments.

We believe our unrestricted cash and cash equivalents balance of $63.4 million as of March 31, 2022, combined with the unrestricted net proceeds received from the 2022 RDO, will be adequate to meet our contractual obligations, and carry out clinical trials and other planned activities at least through May 2023.

Cash Flows Summary

Presented below is a summary of our operating, investing, and financing cash flows for the nine months ended March 31, 2022 and 2021 (in thousands):

	2022	2021	Change
Net cash provided by (used in):
Operating activities	$(27,506)	$(15,211)	$(12,295)
Investing activities	—	—	—
Financing activities	54,875	37,245	17,630

Cash Used in Operating Activities

For the nine months ended March 31, 2022 and 2021, cash used in operating activities amounted to $27.5 million and $15.2 million, respectively. The key components in the calculation of our cash used in operating activities are as follows (in thousands):

	2022	2021	Change
Net loss	$(31,637)	$(14,412)	$(17,225)
Non-cash expenses	3,259	2,544	715
Non-cash gains, net	—	(1,784)	1,784
Changes in operating assets and liabilities, net	872	(1,559)	2,431
Total	$(27,506)	$(15,211)	$(12,295)

For the nine months ended March 31, 2022, our net loss was $31.6 million compared to $14.4 million for the nine months ended March 31, 2021. For further discussion about changes in our operating results for the nine months ended March 31, 2022 and 2021, please refer to Results of Operations above.

For the nine months ended March 31, 2022 and 2021, our non-cash expenses of $3.3 million and $2.5 million, respectively, were primarily attributable to share-based compensation expense, accretion of debt discount and issuance costs, and non-cash lease expense. For the nine months ended March 31, 2022, net changes in operating assets and liabilities increased operating cash flow by $0.9 million, primarily driven by an increase in accounts payable of $0.5 million and an increase in other accrued liabilities of $0.3 million. For the nine months ended March 31, 2021, net changes in operating assets and liabilities decreased operating cash flow by $1.6 million, primarily driven by a $1.8 million decrease in payables to Xoma under the amended License Agreement, partially offset by a decrease of $0.4 million in prepaid expenses and other assets.

Cash Provided by Investing Activities

We did not have any cash flows from investing activities for the nine months ended March 31, 2022 and 2021.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2022 amounted to $54.9 million. This amount consisted of proceeds of (i) $50.7 million from the Underwritten Offering, (ii) $5.0 million from the 2021 RDO, (iii) $1.5 million from the EDA, and (iv) $1.2 million from the Purchase Agreement. The total proceeds from equity financing activities of $58.4 million were partially offset by payments of $3.4 million for underwriting discounts and other costs related to equity offerings, and $0.1 million of payments for debt issuance costs.

Net cash provided by financing activities for the nine months ended March 31, 2021 was $37.2 million. This amount consisted of $41.0 million received from a private placement of Units in October 2020 for the purchase of approximately 2.5 million shares of common stock at a purchase price of $16.50 per share and (ii) warrants entitling the holders to purchase approximately 0.8 million shares of common stock.  The gross proceeds of $41.0 million were partially offset by financial advisory fees and offering costs of approximately $3.7 million related to the issuance of Units, and prepaid debt discount and issuance costs related to the Loan Agreement entered into in April 2021.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

The risk factor set forth below should be read in conjunction with the risk factors set forth under “Item 1A. Risk Factors” in our 2021 Form 10-K (referred to as our “Legacy Risk Factor Disclosures”). The developments described in the additional risk factor below have heightened, or in some cases manifested, certain of the Legacy Risk Factor Disclosures. Except as described herein, there have been no material changes with respect to Legacy Risk Factor Disclosures.

You should carefully consider the Legacy Risk Factor Disclosures in addition to the other information set forth in this Report and in our 2021 Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations sections and the consolidated financial statements and related notes. These risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business, financial condition, results of operations or the prices of our publicly traded securities. The risk factor described below and the Legacy Risk Factor Disclosures are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may occur or become material in the future and adversely affect our business, reputation, financial condition, results of operations or the prices of our publicly traded securities. Therefore, historical operating results, financial and business performance, events and trends are often not a reliable indicator of future operating results, financial and business performance, events or trends.

If we are unable to obtain shareholder approval for the Class B PFWs and, if then issued, the Class C PFWs, will be required to pay liquidated damages.

As soon as practicable following the closing of our May 4, 2022 equity offering, we are required to hold an annual meeting of shareholders for the purpose of obtaining stockholder approval of an increase in authorized shares. We are required to use our best efforts to hold the shareholder meeting no later than June 30, 2022, obtain shareholder approval and cause the Board of Directors to recommend to the shareholders that they approve such matter. If shareholder approval is not obtained on or prior to June 30, 2022, we are required to hold an additional shareholder meeting every three months thereafter until such shareholder approval is obtained.

If we do not obtain shareholder approval by June 30, 2022, we are required to pay liquidated damages of 2.0% of the aggregate purchase price paid by each holder of Class B PFWs, and if then issued, the Class C PFWs. For any subsequent failure to obtain shareholder approval, we are required to pay an additional 2.0% as liquidated damages.

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

REZOLUTE, INC.

Date: May 12, 2022	By:	/s/ Nevan Elam
Nevan Elam
Chief Executive Officer
(Principal Executive and Financial Officer)