Form 10-K
period 2022-06-30
Rezolute, Inc.
filed 2022-09-15
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number 001-39683

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of December 31, 2021, the last business day of the second fiscal quarter, the aggregate market value of the Registrant’s voting stock held by non-affiliates, was approximately $60,994,000, based on the last reported sales price of $4.78 as quoted on the Nasdaq Capital Market on such date.

The registrant had 38,827,567 shares of its $0.001 par value common stock outstanding as of September 8, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None

-i-

-

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (“Annual Report”) contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

●	projected operating or financial results, including anticipated cash flows used in operating activities;
●	expectations regarding future milestone payments under licensing agreements, capital expenditures, research and development expense and other payments;
●	our expectation that the disruptive impact of the COVID-19 pandemic (“COVID-19”) on our business will be temporary;
●	our beliefs and assumptions relating to our liquidity position, including our ability to obtain additional financing;
●	our ability to obtain regulatory approvals for our pharmaceutical drugs and diagnostics; and
●	our future dependence on third party manufacturers or strategic partners to manufacture any of our pharmaceutical drugs and diagnostics that receive regulatory approval, and our ability to identify strategic partners and enter into license, co-development, collaboration or similar arrangements.

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

-ii-

-

PART I

Item 1. Business.

Rezolute, Inc. (“Rezolute”, the “Company”, “we” or “us”) is a clinical-stage biopharmaceutical company developing therapies for metabolic diseases related to chronic glucose imbalance.

Summary of Clinical Assets

RZ358

Our lead clinical asset, RZ358, is a potential treatment for congenital hyperinsulinism (“HI”), an ultra-rare pediatric genetic disorder characterized by excessive production of insulin by the pancreas. If untreated, the elevated insulin levels in patients suffering with congenital HI can induce extreme hypoglycemia (low blood sugar) events, increasing the risk of neurological and developmental complications, including persistent feeding problems, learning disabilities, recurrent seizures, brain damage or even death. There are no FDA approved therapies for all forms of congenital HI and the current standard of care treatments are suboptimal. The current treatments used by physicians include glucagon, diazoxide, somatostatin analogues and pancreatectomy.

RZ358, is an intravenously administered human monoclonal antibody that binds to a unique site (allosteric) on the insulin receptor in insulin target tissues, such as in the liver, fat, and muscle. The antibody modifies insulin’s binding and signaling to maintain glucose levels in a normal range which counteracts the effects of elevated insulin in the body. RZ358 shows dose dependent pharmacokinetics with a half- life greater than two weeks which has the potential for semi-monthly dosing. Therefore, we believe that RZ358 is ideally suited as a potential therapy for conditions characterized by excessive insulin levels, and it is being developed to treat hyperinsulinism and low blood sugar. As RZ358 acts downstream from the beta cells, it has the potential to be universally effective at treating congenital HI caused by any of the underlying genetic defects.

A summary of the completed clinical studies for RZ358 is as follows.

A Phase 1 pharmacokinetic (“PK”) study of single intravenous doses of RZ358 at 0.1 to 9 mg/kg in healthy volunteers revealed dose-dependent pharmacokinetics with a half-life of 15 days, supporting the biweekly dosing approach. In healthy volunteers, RZ358 prevented hypoglycemia induced by insulin administration, without producing hyperglycemia. This effect showed a PK-pharmacodynamic (dose—response) correlation, with the hypoglycemia blunting effects of RZ358 lasting for two weeks.

The clinical proof-of-concept of RZ358 in congenital HI was evaluated in a Phase 2a study in a total of 14 patients with congenital HI. The study investigated the PK, pharmacodynamics (“PD”), safety and preliminary efficacy of RZ358. RZ358 was well-tolerated in adult and pediatric patients with congenital HI who received single intravenous doses in the Phase 2a study and the PK results from the Phase 2a studies were consistent with those in healthy volunteers. There was a durable normalization of blood sugar in patients with hypoglycemia, with an approximate 50% improvement and near normalization of glucose control, which was sustained for more than two weeks after dosing. RZ358 did not increase blood sugar levels in patients with normal blood sugar levels at baseline.

In calendar year 2022 we completed the RZ358-606 Phase 2b global clinical study for RZ358 (“RIZE”). The RIZE study was conducted in a repeat-dose fashion to evaluate the safety, pharmacokinetics, dose-exposure response relationship and to assess the glycemic efficacy across a range of continuous glucose monitoring (“CGM”) and blood glucose monitoring-based principle glycemic endpoints to inform Phase 3. In the study, eligible patients received RZ358 in open-label fashion in one of 4, sequentially conducted dosing cohorts of up to 8 participants per cohort. RZ358 was administered as a 30 minute intravenous infusion every other week for eight weeks. The first three cohorts were fixed dosing levels of RZ358 and the fourth cohort was designed to explore whether there were any advantages of a fixed titration approach.

The RIZE study enrolled 23 patients and was primarily in a young pediatric population, average ~6.5 years of age, and in a diverse group of patients across gender and genetic cause of congenital HIs. A key entry criterion was for patients to have continued hypoglycemia despite available therapies, to be eligible for enrollment. We observed that patients enrolled on stable background therapies had clinically significant, and in many cases, substantial residual hypoglycemia as well as some hyperglycemia (> 180 mg/dL) at baseline.

Results from the RIZE study showed that target and expected RZ358 concentrations were achieved and dose-exposure dependent responses were also observed. RZ358 was generally safe and well-tolerated and there were no adverse drug reactions, adverse events leading to study discontinuations, or dose-limiting toxicities. Importantly, RZ358 demonstrated a ~50% improvement in hypoglycemia across all doses and cohorts and a ~75% improvement in hypoglycemia at the 6 mg/kg and 9 mg/kg cohorts. Time in range by CGM improved 8% across all doses, 16% at the top dose, and more significantly (>25%) in patients without baseline hyperglycemia on SOC.

In calendar year 2022, we reported positive topline results from the RIZE study which were presented at the Pediatric Endocrine Society Meeting on May 1, 2022. We believe that the positive results from the RIZE study will be Phase 3 enabling and accordingly we have initiated interactions with regulatory authorities in the US and Europe. Our objective is to complete the regulatory dialogue prior to the end of the first quarter of calendar year 2023, which would facilitate initiation of a Phase 3 study in the first half of calendar year 2023.

RZ402

Our second clinical asset, RZ402, is an oral plasma kallikrein inhibitor (“PKI”) being developed as a potential therapy for the chronic treatment of diabetic macular edema (“DME”). DME is a vascular complication of diabetes and a leading cause of blindness in the US and elsewhere. Chronic exposure to high blood sugar levels can lead to inflammation, cell damage, and the breakdown of blood vessel walls. Specifically, in DME, blood vessels behind the back of the eye become porous and permeable leading to the unwanted infiltration of fluid into the macula. This fluid leakage creates distorted vision, and if left untreated, blindness.

Currently available treatments for DME include anti-vascular growth factor (anti-VEGF) injections into the eye or laser surgery. RZ402 is designed to be a once daily oral therapy for the treatment of DME and unlike the anti-VEGF therapies, RZ402 targets the Kallikrein-Kinin System to address inflammation and vascular leakage. We believe that systemic exposure through oral delivery is critical to target the microvasculature behind the back of the eye. Further, as an oral therapy, RZ402 has the potential to substantially change the therapeutic paradigm for patients suffering with DME by providing a convenient, self-administered treatment option to encourage earlier initiation of therapy, adherence to prescribed treatment guidelines, and improved overall outcomes.

Results from our single ascending dose (“SAD”) Phase 1a Study (“RZ402-101”) were reported in May 2021. RZ402-101 was a first-in-human single-center, randomized, double-blind, placebo-controlled SAD study in healthy adult volunteers. The study objectives were to characterize the safety profile and pharmacokinetics of RZ402 administered as single oral doses. The study enrolled 30 individuals in three planned sequential dose- level cohorts of 25 mg, 100 mg, and 250 mg. Within each ten-subject dose cohort, volunteers were randomized 8:2 to receive either RZ402 oral solution or matched placebo. After receiving single doses, participants remained in the clinic for seven days for serial PK and safety assessments, before completing two outpatient follow-up visits at study days 14 and 30. Dose advancement proceeded following blinded reviews of safety and PK data from the preceding cohort(s).

Single doses of RZ402 resulted in dose-dependent increases in systemic exposure. Plasma concentrations of RZ402 significantly exceeded the 3.5 ng/mL target concentration that was pharmacologically active in animal models of DME for a 24-hour period after receipt of RZ402. Across the dose and exposure range, there were no serious adverse events, adverse drug reactions, or discontinuations due to adverse events, and no imbalance of adverse events between the treatment and placebo control groups. Similarly, regular laboratory, hemodynamic, cardiac, and ophthalmologic safety examinations were unremarkable.

Following the success of the SAD study, we undertook a follow-on multiple ascending dose (“MAD”) study (“RZ402-102”). Results from the MAD Study were reported in February 2022. RZ402-102 was a single center, randomized, double-blind, placebo-controlled, in healthy adult volunteers. The objectives of the study were to characterize the repeat dose safety profile (including maximum tolerated dose) and PK of RZ402 administered as daily oral doses for two weeks. The study was conducted in 40 volunteers in sequential ascending dose cohorts with 10 individuals per cohort. Within each cohort, participants were randomized in an 8:2 ratio to receive either RZ402 as an oral solution or a placebo. Participants remained in the clinic throughout the two week dosing period for serial PK and safety assessments, before completing an outpatient follow-up visit at study day 28. Blood biomarkers of target engagement (kallikrein activity) were explored as a systemic surrogate for DME, using a precedent from studies of kallikrein inhibitors in a systemic vascular leakage syndrome (hereditary angioedema). Dose advancement proceeded in staggered fashion every three weeks as appropriate, following blinded reviews of data from the preceding cohort(s).

The MAD study showed dose-dependent increases in systemic exposures, with repeat-dosing to steady-state resulting in the highest concentrations of RZ402 explored to date, exceeding 200 ng/mL and 50 ng/mL at peak and 24-hour trough, respectively. Following the precedent established in hereditary angioedema, steady-state plasma kallikrein activity in human plasma was measured on Day 14 as a biomarker of RZ402 target engagement. Daily dosing with RZ402 inhibited plasma kallikrein in a dose and concentration-dependent manner (r=0.74; p < 0.001). Given that the in-vivo EC90 for RZ402 in animal models of DME is ~6 ng/mL, the results at both peak and 24-hour trough substantially exceeded target concentrations based on a combination of in-vitro and in-vivo profiling. RZ402 was generally safe and well-tolerated, including at higher doses than previously tested in the SAD study. There were no serious adverse events, adverse drug reactions or identified risks.

We are advancing developmental activities toward a Phase 2a proof-of-concept study, which we plan to initiate during the fourth quarter of calendar year 2022.

Competition

We face competition from pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and private research organizations in recruiting and retaining highly qualified scientific personnel and consultants and in the development and acquisition of technologies.

There are other companies developing therapies for HI that are potential competitors to RZ358, including Crinetics Pharmaceuticals, Eiger Biopharmaceuticals, Hanmi Pharmaceuticals, and Zealand Pharma.

There are also companies developing therapies for DME that are potential competitors to our PKI including Curacle, KalVista, Ocuphire Pharma, Oxurion and Verseon.

Government Regulation

Regulation by governmental authorities in the US and other countries is a significant factor in the development, manufacture and marketing of pharmaceutical products. All of our potential products will require regulatory approval by governmental agencies prior to commercialization. In particular, pharmaceutical therapies are subject to rigorous preclinical testing and clinical trials and other pre-market approval requirements by FDA and regulatory authorities in foreign countries. Various federal, state and foreign statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products.

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

Research and Development

We incurred approximately $32.5 million and $15.0 million in research and development expenses for the fiscal years ended June 30, 2022 and 2021, respectively. For further discussion of activities related to our RZ358 and RZ402 product candidates, please refer to the discussion above. For further discussion of our research and development expenses, please refer to the discussion under the caption Results of Operations under Item 7 of this Annual Report.

Human Capital Management

Employees

As of June 30, 2022, we had 42 full time employees, of which 31 employees were engaged in research and development, manufacturing, clinical operations and quality activities and 11 employees in administrative functions. Of the 42 employees, all were located in the United States. We have a number of employees who hold Ph.D. degrees and other advanced degrees. None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages nor are we aware of any employment circumstances that are likely to disrupt work at any of our facilities. As part of our measures to attract and retain personnel, we provide a number of benefits to our full-time employees, including health insurance, life insurance, retirement plans, paid holiday and vacation time. We believe that we maintain good relations with our employees.

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

Business Ethics

Our Code of Business Conduct and Ethics is designed to ensure that the conduct of our business is consistent with the highest standards of business ethics. Our Code of Business Conduct and Ethics serves as a critical tool to help employees recognize and report unethical conduct, while preserving our culture of excellence. Our Board of Directors, management and staff are provided with training regarding our Code of Business Conduct and Ethics.

Corporate Information

We were incorporated in Delaware in 2010 and we re-incorporated in Nevada in June 2021. We maintain an executive office located at 201 Redwood Shores Parkway, Suite 315, Redwood City, CA 94065 and our phone number is (650) 206-4507. Our website is located at www.rezolutebio.com. We file annual, quarterly, current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains our public filings and other information regarding the Company, at www.sec.gov. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated into this document.

Item 1A. Risk Factors.

Investors should consider carefully the following risks before deciding to purchase any of our securities. If any of the events or developments described below actually occur, our business, results of operations and financial condition would likely suffer and investors may lose all or part of their investment. In addition, it is also possible that other risks and uncertainties that affect our business may arise or become material in the future.

Risks Related to Our Business

Results of preclinical testing or earlier clinical studies are not necessarily predictive of future results, therefore none of the product candidates we advance into clinical studies may have favorable results in later clinical studies or receive regulatory approval.

Success in preclinical testing does not ensure that clinical studies will generate adequate data to demonstrate the efficacy and safety of an investigational drug or biologic. Even if our clinical studies produce promising results, there is no assurance that such results will be replicated or exceeded in later clinical studies. A number of companies in the biotechnology industry, including those with greater resources and experience, have suffered significant setbacks in clinical studies, even after seeing promising results in earlier preclinical and clinical studies. We do not know whether our clinical studies will demonstrate adequate efficacy and safety to justify the continuing advancement of a program. If later stage clinical studies do not produce favorable results, our ability to achieve regulatory approval for our product candidates may be adversely impacted.

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

Even if US regulatory approval is obtained for a particular drug candidate, the FDA may still impose significant restrictions on marketing, indicated uses and/or require potentially costly post-approval studies or post-approval surveillance. For example, the label ultimately approved, if any, may include restrictions on use. Further, the FDA may require that long-term safety data may need to be obtained as a post-approval requirement. Even if the FDA or a foreign regulatory agency approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose requirements for post-approval studies, including additional research and development and clinical trials. The FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including substantial monetary penalties and withdrawal of product approval.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices and regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may: issue warning letters or untitled letters; seek an injunction or impose civil or criminal penalties or monetary fines; suspend or withdraw regulatory approval; suspend any ongoing clinical studies; refuse to approve pending applications or supplements to applications filed by us; suspend or impose restrictions on operations, including costly new manufacturing requirements; or seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall.

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

The FDA and other regulatory agencies can delay, limit or deny approval for many reasons, including: a product candidate may not be safe or effective; our manufacturing processes or facility may not meet the applicable requirements; and changes in regulatory agency approval policies or adoption of new regulations may require additional clinical trials or work on our end.

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

Despite our efforts, our product candidates may not: offer therapeutic benefit or other improvements over existing, comparable therapeutics; be proven safe and effective in clinical studies; meet applicable regulatory standards; be capable of being produced in sufficient quantities at acceptable costs; be successfully commercialized; or obtain favorable reimbursement.

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

We rely primarily on third parties to conduct our clinical trials. As a result, we will have less control over the conduct of the clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trial than would be the case if our own staff conducted all aspects of our clinical trials. Communicating with outside parties can also be challenging, potentially leading to mistakes and difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may experience unexpected increased costs that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay our trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

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

COVID-19 could continue to adversely impact our business, including our clinical trials.

The extent to which COVID-19 may continue to impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. COVID-19 may continue to lead to business disruptions that could severely impact our clinical trials, including: delays or difficulties in enrolling patients or maintaining scheduled study visits in our clinical trials; delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff; diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials; interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others; limitations in employee resources that would otherwise be focused on the conduct of our business or our clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people or as a result of the governmental imposition of “shelter in place” or similar working restrictions; delays in receiving approval from local regulatory authorities to initiate our planned clinical trials; delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials; interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials; changes in local regulations as part of a response to the COVID-19 outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether; delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

We have a history of losses and may not achieve profitability in the future. We will need substantial additional capital to fund our operations. If we fail to obtain additional capital, we may be unable to sustain operations.

We incurred net losses of $41.1 million and $20.9 million for the fiscal years ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had cash and cash equivalents of $150.4 million and an accumulated deficit of $209.2 million. Cash used in our operating activities amounted to $39.6 million and $20.4 million for the fiscal years ended June 30, 2022 and 2021, respectively. We expect that the amount of cash used in our operating activities will continue to increase for the next several years.

We expect to continue to incur operating losses for the foreseeable future as we develop and commercialize our product candidate pipeline, and we expect to need additional capital from external sources before we will be able to begin generating revenue, if ever. If we are unable to raise additional capital, we may have to significantly delay, scale back or discontinue one or more of our research and development programs. We may be required to cease operations or seek partners for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available. In the absence of additional capital we may also be required to relinquish, license or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize on terms that are less favorable than might otherwise be available. If we are unable to secure additional capital, we may be required to take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in the development of our product candidates.

We have never generated any revenues and may never become profitable.

Since inception, we have not generated any meaningful revenue. We expect to continue to incur substantial operating losses for the next several years as we move our product candidates into clinical trials and continue our research and development efforts. To become profitable, we must successfully develop, manufacture and market our product candidates, either alone or in conjunction with possible collaborators. We may never have any revenue or become profitable.

If any of our product candidates for which we receive regulatory approval does not achieve broad market acceptance, the revenue that we generate from its sales, if any, will be limited.

The commercial success of our product candidates for which we obtain marketing approval from the FDA or other regulatory agencies will depend upon the acceptance of these products by the medical community, including physicians, patients and payors. The degree of market acceptance of any of our approved products will depend on a number of factors, including: demonstration of clinical safety and efficacy compared to other products; prevalence and severity of any adverse effects; limitations or warnings contained in a product’s FDA-approved labeling; availability of alternative treatments; pricing and cost-effectiveness; the effectiveness of our or any future collaborators’ sales and marketing strategies; our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid; and the willingness of patients to pay out-of-pocket in the absence of third-party coverage.

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

The use of our product candidates in clinical studies and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in: impairment of our business reputation; withdrawal of clinical study participants; costs of related litigation; distraction of management’s attention from our primary business; substantial monetary awards to patients or other claimants; the inability to commercialize our product candidates; and decreased demand for our product candidates, if approved for commercial sale.

We currently have clinical trial insurance for our active clinical programs. This product liability insurance coverage for our clinical studies may not be sufficient to reimburse us for all expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for any of our product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain this product liability insurance on commercially reasonable terms. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim, or series of claims, brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business

If we use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

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

We are at an early stage of development as a proprietary pharmaceutical company and we do not have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. Our efforts may not lead to commercially successful products, for a number of reasons, including: our product candidates may not prove to be safe and effective in clinical trials; we may not be able to obtain regulatory approvals for our product candidates or approved uses may be narrower than we seek; we may not have adequate financial or other resources to complete the development and commercialization of our product candidates; or any products that are approved may not be accepted or reimbursed in the marketplace.

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

Federal and state laws impose substantial restrictions on the utilization of net operating loss (“NOL”) carryforwards in the event that certain ownership changes occur as defined in Section 382 of the Internal Revenue Code (“IRC”). Due to our recent financing activities, we experienced ownership changes that have resulted in significant limitations on the future use of our NOL carryforwards. As of June 30, 2022, we have US federal NOL carryforwards of approximately $145.1 million, of which $33.4 million is expected to expire without any opportunity for utilization due to the limitations set forth in IRC Section 382. Assuming that further IRC Section 382 ownership changes do not occur, the remaining $111.7 million of NOL carryforwards consist of approximately (i) $12.8 million that is not currently subject to any limitations or expiration dates, and (ii) $98.9 million that will become available for utilization in amounts ranging from $1.2 million to $4.1 million annually. It is possible that any future ownership changes, could result in further limitations on the use of our NOL carryforwards or other tax attributes, which could adversely affect our future profitability.

If we are unable to successfully remediate the material weakness in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

In connection with the audit of our fiscal 2022 consolidated financial statements, we noted a material weakness in our internal controls, as a result of our inability to segregate duties to prevent employees from overriding the internal control system. While we have hired additional personnel and implemented more robust accounting software, we have been unable to fully remediate this material weakness. We cannot provide assurance that these or other measures will eventually result in the elimination of the material weakness described above. We also cannot assure you that in the future we will not have additional significant deficiencies or material weaknesses.

Any failure to remediate the material weakness discussed above and to implement required new or improved controls, could harm our operating results or cause us to fail to meet our reporting obligations. Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

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

We typically develop our product candidates using compounds that we have acquired or in-licensed, including the original composition of matter patents and patents that claim the activities and methods for such compounds’ production and use. For example, in 2017 we in-licensed (i) a fully human monoclonal antibody from XOMA Corporation (“XOMA”) as well as (ii) a plasma kallikrein inhibitor portfolio from ActiveSite Pharmaceuticals (“ActiveSite”) and in consideration for such licenses, we will owe milestone payments and royalties as we progress product candidates through development.

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

We may not be able to obtain any licenses or other rights to patents, technology or know-how from third parties necessary to conduct our business as described in this Annual Report and such licenses, if available at all, may not be available on commercially reasonable terms. Any failure to obtain such licenses could delay or prevent us from developing or commercializing our drug candidates or proposed product candidates, which would harm our business. Litigation, patent office administrative proceedings or patent interference proceedings may be necessarily brought against us or third parties, as discussed below, to enforce any of our patents or other proprietary rights or to determine the scope and validity or enforceability of the proprietary rights of such third parties.

In addition, we may face claims by third parties that our agreements with employees, contractors, or consultants obligating them to assign intellectual property to us are ineffective, or in conflict with prior or competing contractual obligations of assignment, which could result in ownership disputes. In some instances, there may not be adequate written provisions to address clearly the resolution of intellectual property rights that may arise under our agreements, and we may be limited in our ability to use, make or sell these inventions. Litigation may be necessary to resolve these disputes, and if we are not successful, we may be precluded from using certain intellectual property, or may lose our exclusive rights in that intellectual property. Either outcome could have an adverse impact on our business.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

●we or our licensors were the first to make the inventions covered by each of our pending patent applications;
●we or our licensors were the first to file patent applications for these inventions;
●others will not independently develop similar or alternative technologies or duplicate any of our technologies;
●any of our or our licensors’ pending patent applications will result in issued patents;
●any of our or our licensors’ patents will be valid or enforceable;
●any patents issued to us or our licensors and collaborators will provide a basis for commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;
●we will develop additional proprietary technologies or product candidates that are patentable; or
●the patents of others will not have an adverse effect on our business.

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

Risks Related to Our Common Stock

Exercise or conversion of stock options and other convertible securities will dilute shareholder’s percentage of ownership.

In addition to the PFWs, we have issued stock options and other warrants to purchase shares of our common stock. In the future, we may grant additional stock options, warrants and convertible securities. The exercise, conversion or exchange of stock options, warrants and convertible securities will dilute the percentage ownership of our shareholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert such stock options, warrants and convertible securities at a time when we would be able to obtain additional equity capital on terms more favorable than such securities or when our common stock is trading at a price higher than the exercise or conversion price of the securities.

Our common stock may be delisted from the Nasdaq Capital Market (“Nasdaq”) if we fail to comply with continued listing standards.

Our common stock is currently traded on Nasdaq under the symbol “RZLT”. If we fail to meet any of the continued listing standards of Nasdaq, our common stock could be delisted from Nasdaq. The continued listing standards include specifically enumerated criteria, such as: $1.00 minimum closing bid price; shareholders’ equity of at least $2.5 million; 500,000 shares of publicly-held common stock with a market value of at least $1 million; 300 round-lot shareholders; and compliance with Nasdaq’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of Nasdaq’s discretionary authority.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following: our ability to obtain financing; additions or departures of key personnel; sales of our common stock; our ability to execute our business plan; operating results that fall below expectations; loss of any strategic relationship; regulatory developments; and economic and other external factors.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our shareholders sell substantial amounts of our common stock in the public market upon the expiration of any statutory holding period or lockup agreements, under Rule 144, or issued upon the exercise of outstanding PFWs, stock options, warrants or other convertible securities, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The shares of our restricted common stock will be freely tradable upon the earlier of: (i) effectiveness of a registration statement covering such shares and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 (or other applicable exemption) under the Securities Act of 1933, as amended (“Securities Act”).

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

We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock for the foreseeable future. Accordingly, any income derived from our common stock would only come from a rise in the market price of our common stock, which is uncertain and unpredictable. We cannot assure investors of a positive return on their investment.

Changes in U.S. tax law could adversely affect our business.

Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws or regulations may be enacted under existing or new tax laws. This could result in an increase in our tax liability or require changes in our business in order to mitigate any adverse effects of changes in tax laws.

Item 1B. Unresolved Staff Comments.

Not required for smaller reporting companies.

Item 2. Properties.

In January 2019, we entered into a lease for our headquarters location at 201 Redwood Shores Parkway, Suite 315, Redwood City, CA 94065. The leased space consists of approximately 3,500 square feet of office space and provides for monthly rent of approximately $21,000 through the expiration date in March 2022. We have extended this lease on a month-to-month basis until the commencement of the lease for our new headquarters location.

In April 2022, we entered into a lease for a new headquarters location at 275 Shoreline Drive, Suite 500, Redwood City CA 94065. The leased space contains approximately 9,300 square feet of office space. We expect to occupy the property upon completion of tenant improvements by the landlord, which will indicate the commencement date of the lease. The lease provides for monthly rent of approximately $53,000 for 60 months following the commencement date.

In November 2020, we entered into a new lease in Bend, Oregon where the leased space consists of approximately 5,000 square feet of office space and provides for monthly rent of approximately $8,400 through the expiration date in February 2024.

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

Holders

As of September 8, 2022, there were 274 holders of record of our common stock. We believe the number of beneficial owners of our common stock is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker “street names” for the benefit of individual investors.

Dividends

We have never paid cash dividends and intend to employ all available funds in the development of our business. We have no plans to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans as of June 30, 2022 is disclosed in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the Cautionary Statement Regarding Forward-Looking Statements on page ii, the “Risk Factors” set forth in Item 1A, and elsewhere in this Annual Report. We assume no obligation to update forward-looking statements or the risk factors. You should read the following discussion in conjunction with our consolidated financial statements and related notes included in Item 8 of this Annual Report.

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

Executive Summary

Clinical Development

Our lead clinical asset, RZ358, is an antibody therapy that we are preparing for Phase 3 clinical development as a potential treatment for congenital HI, an ultra-rare pediatric genetic disorder. We reported positive topline results from the RIZE study in March 2022. These results were presented at the Pediatric Endocrine Society Meeting on May 1, 2022 and recently announced that results will also be presented at the European Society of Pediatric Endocrinology Meeting on September 16, 2022. In the study it was demonstrated that administration of RZ358 resulted in a > 50% improvement in hypoglycemic events across all doses and approximately 75% improvement at the mid (6 mg/kg) and top (9 mg/kg) doses. There were no adverse drug reactions, dose-limiting toxicities, or drug-related serious adverse events.

We believe that these positive results from the RIZE study are Phase 3 enabling and accordingly we have now initiated interactions with regulatory authorities in the US and Europe. As the next critical step in the program, we are substantially dependent upon achieving successful interaction with regulatory authorities to enable Phase 3. Among other matters, we need to obtain alignment with regulators on a number of critical criteria (the “Factors”) including but not limited to the following: (i) overall study design parameters including the potential inclusion of a placebo control arm; (ii) the total number of subjects in the study; (iii) the doses we intend to study in Phase 3 and the permissible ages of children that we will be permitted to enroll in the study; (iv) the total duration of dosing in the study; and (v) the primary and secondary endpoints to be evaluated in the study.

Our objective is to complete the regulatory interactions prior to the end of the first quarter of calendar year 2023 which would facilitate initiation of a Phase 3 study in the first half of calendar year 2023. To the extent that we are unable to achieve satisfactory alignment with regulators with regard to the Factors and other matters pertaining to a Phase 3 study, the success of the RZ358 development program could be significantly impaired and this would have a material and adverse impact on our prospects and results of operations.

Our second clinical asset, RZ402, is an oral PKI being developed as a potential therapy for DME. In calendar year 2022 we completed Phase 1 clinical development for RZ402 including an MAD study that validated and supported the potential for once daily oral dosing. The MAD study showed dose-dependent increases in systemic exposures, with repeat-dosing to steady-state resulting in the highest concentrations of RZ402 explored to date, exceeding 200 ng/mL and 50 ng/mL at peak and 24-hour trough, respectively. The MAD study results showed that RZ402 was generally safe and well-tolerated, including at higher doses than previously tested in the SAD study. There were no serious adverse events, adverse drug reactions or identified risks.

We are advancing developmental activities toward a Phase 2a proof-of-concept study, which we plan to initiate during the fourth quarter of calendar year 2022.

Financing Activities

Immediately following our announcement of the success of the RIZE study, we initiated financing activities which resulted in the receipt of gross proceeds of approximately $130.0 million between May and July of 2022. Specifically, On May 1, 2022, we entered into (i) an underwriting agreement with Jefferies LLC, as representative of the underwriters listed therein, relating to the issuance and sale of equity securities in an underwritten registered direct offering (the “2022 RDO”), and (ii) a placement agency agreement with Jefferies LLC, that provides for a private placement of equity securities (the “Private Placement”). The 2022 RDO resulted in the issuance of (i) approximately 18.0 million shares of our common stock at a public offering price of $3.80 per share, (ii) Class A pre-funded warrants (the “Class A PFWs”) to purchase up to 2.0 million shares of common stock at a public offering price of $3.799 per Class A PFW, and (iii) Class B pre-funded warrants (the “Class B PFWs”) to purchase up to 10.9 million shares of common stock at a public offering price of $3.799 per Class B PFW. On May 4, 2022, the 2022 RDO closed resulting in net proceeds of approximately $110.1 million. The gross amount of the 2022 RDO was $117.6 million, before deduction of an aggregate of $7.1 million for underwriting discounts and approximately $0.4 million for professional fees and other offering expenses payable by us. In connection with the 2022 RDO, certain of our officers and directors agreed not to sell or otherwise dispose of any common stock held by them through July 30, 2022.

Upon closing of the 2022 RDO, we did not have a sufficient number of shares of common stock available to permit exercise of any of the Class B PFWs. Therefore, the Class B PFWs were contingently exercisable upon the approval by our shareholders of an increase in the number of authorized shares of common stock (the “Shareholder Approval”). On June

16, 2022, the Shareholder Approval occurred which resulted in an increase in our authorized shares of common stock from 40.0 million shares to 100.0 million shares. As a result of this contingency, the Class B PFWs were accounted for as a derivative liability in our consolidated financial statements until the Shareholder Approval was obtained.

The closing for the Private Placement occurred in July 2022 whereby we received gross proceeds of approximately $12.3 million in exchange for the issuance of approximately 3.2 million shares of common stock at a purchase price of $3.80 per share. The net proceeds from the Private Placement amounted to approximately $11.6 million after deduction of $0.7 million for underwriting commissions.

The additional funding provides us with the wherewithal to fund a Phase 3 clinical program for RZ358 as well as a Phase 2 proof of concept study for RZ402.

Termination of EDA and Purchase Agreement

We entered an Equity Distribution Agreement (“EDA”) with Oppenheimer & Co. Inc. (“Oppenheimer”) in December 2020 and a purchase agreement (“Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”) in August 2021.  In May 2022, we provided notices to Oppenheimer and LPC whereby the EDA and the Purchase Agreement were terminated. As a result of these termination notices, no further equity securities are issuable under either agreement.

Termination of Loan Agreement

On April 14, 2021, we entered into a $30.0 million Loan and Security Agreement (the “Loan Agreement”) with Solar Investment Corp. (“SLR”) as collateral agent, and the parties signing the Loan Agreement from time to time as lenders, including SLR in its capacity as a lender.

On June 30, 2022, we paid off the outstanding loan amount of $15.0 million in full and terminated the Loan Agreement in accordance with its terms. In addition to the repayment of principal and accrued interest, we paid (i) a prepayment fee equal to 2.00% of the outstanding principal balance for a total of $300,000, and (ii) a final fee equal to 4.75% of the aggregate amount of the term loans funded for a total of $712,500. The terminated Loan Agreement was secured by substantially all of our assets. The security interests and liens granted in connection with the terminated Loan Agreement were released on June 30, 2022.

Headquarters Lease

In April 2022, we entered into a lease agreement for a new corporate headquarters facility in Redwood City, California.  The space consists of approximately 9,300 square feet and provides for total base rent payments of approximately $2.9 million through the expected expiration of the lease in July 2027. The lease provides for a six-month rent abatement period beginning upon commencement of the lease term which is expected to occur in September 2022

Factors Impacting our Results of Operations

We have not generated any meaningful revenues since our inception in March 2010. Over the last several years, we have conducted private placements and public offerings to raise additional capital, adopted a licensing model to pursue development of product candidates, conducted pre-clinical and clinical trials, and conducted other research and development activities on our pipeline of product candidates.

Due to the time required to conduct clinical trials and obtain regulatory approval for our product candidates, we anticipate it will be some time before we generate substantial revenues, if ever. We expect to generate operating losses for the foreseeable future; therefore, we expect to continue efforts to raise additional capital to maintain our current operating plans over the next several years. We cannot assure you that we will secure such financing or that it will be adequate for the long-term execution of our business strategy. Even if we obtain additional financing, it may be costly and may require us to agree to covenants or other provisions that will favor new investors over our existing shareholders.

The COVID-19 pandemic and its adverse effects continue to affect the locations where we, our manufacturers, suppliers or third-party business partners conduct business. Although we have continued our operations and clinical trials to date, we have experienced delays in clinical trials, and we could experience additional delays in our planned clinical trials, which could materially adversely impact our business, results of operations and overall financial performance in future periods. In addition, we may experience an adverse impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to continued restrictions on travel and in-person meetings, delays in future site activations and future enrollment of clinical trials, prioritization of hospital resources toward the COVID-19 pandemic effort, delays in review by the FDA and comparable foreign regulatory agencies, and disruptions in our supply chain for our product candidates. As of the filing date of this Annual Report, the extent to which COVID-19 may impact our financial condition, results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See the section entitled “Risk Factors” under Item 1A of this Annual Report for further discussion of the possible impact of the COVID-19 pandemic on our business.

Key Components of Consolidated Statements of Operations

Research and development expenses. Research and development (“R&D”) expenses consist primarily of clinical trial costs, compensation and benefits for our personnel engaged in R&D activities, licensing costs, and consultants and outside services. Our R&D costs include an allocable portion of our cash and share-based compensation, employee benefits, and consulting costs related to personnel engaged in the design and development of product candidates and other scientific research projects. We also allocate a portion of our facilities and overhead costs based on the personnel and other resources devoted to R&D activities.

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

Gain from change in fair value of derivative liabilities, net. We recognize derivative liabilities if we issue stock options and warrants but don’t have sufficient authorized shares of common stock to accommodate all potential exercise. Under these circumstances, accounting as a derivative liability is required since the possibility exists that we could have been required to settle stock options and warrants in cash. Such derivative liabilities are recorded at fair value on the date that the deficiency occurred and subsequently adjusted to fair value at the end of each reporting period through the date the deficiency is cured. We also recognize liabilities for embedded derivatives in our debt agreements. Derivative liabilities are adjusted to fair value at the end of each reporting period until the derivative liability contracts are settled, expire, or meet the conditions for equity classification. Changes in fair value are reflected as gains and losses in our consolidated statements of operations. Gains and losses reflected prior to the date a deficiency is cured are not subsequently reversed.

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

Discount on issuance of derivative liability. For derivative liabilities issued at a discount to the grant date fair value of the financial instrument, an expense is recognized on the issuance date for the amount of the discount.

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

Loss on extinguishment of debt. When we repay our debt arrangements prior to the maturity date, we evaluate the terms to determine if the repayment should be accounted for as a troubled debt restructuring, a modification or an extinguishment. If we conclude that accounting as an extinguishment is required, the extinguishment charge includes the write-off of any unaccreted DDIC, prepayment premiums required under the debt agreement, and professional fees incurred to complete the transaction.

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

Gain from Change in Fair Value of Derivative Liabilities

We recognize derivative liabilities if we issue stock options and warrants but do not have sufficient authorized shares of common stock to accommodate all potential exercises. Under these circumstances, accounting as a derivative liability is required since the possibility exists that we could have been required to settle these financial instruments in cash. Such derivative liabilities are recorded at fair value on the date that the deficiency occurred and subsequently adjusted to fair value at the end of each reporting period through the date the deficiency is cured.

We recognized a derivative liability for a deficiency in our authorized shares of common stock that existed from February 17, 2021, until the deficiency was cured on May 26, 2021. We made an accounting policy election to select the stock options and warrant agreements with the earliest issuance dates to compute the estimated fair value of the financial instruments associated with the authorized share deficiency. These stock options and warrants were generally those with the highest exercise prices that were least likely to be exercised. Fair value of the stock options and warrants associated with the deficiency were computed on the date the deficiency arose and at the end of each reporting period using the Black-Scholes-Merton (“BSM”) option-pricing model. Key assumptions inherent in this valuation model include the historical volatility of our common stock, the remaining contractual term of the options and warrants, and the market price of our common stock on the respective valuation dates.

We also recognized a derivative liability for the Class B PFWs issued in connection with the 2022 RDO financing due to the restrictions on exercisability until the authorized share deficiency was cured on Jun 16, 2022, upon receipt of shareholder approval for an increase in our authorized shares.

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

Results of Operations

Results of operations for the fiscal years ended June 30, 2022 and 2021 reflect net losses of approximately $41.1 million and $20.9 million, respectively. Our consolidated statements of operations for the fiscal years ended June 30, 2022 and 2021, along with the changes between periods, are presented below (in thousands, except percentages):

			Changes
	2022	2021	Amount	Percent
Operating expenses:
Research and development:	$32,486	$14,987	$17,499	117%
General and administrative:	9,357	7,907	1,450	18%
Total operating expenses	41,843	22,894	18,949	83%
Operating loss	(41,843)	(22,894)	(18,949)	83%
Non-operating income (expense):
Gain from change in fair value of derivative liabilities, net	6,545	1,789	4,756	266%
Employee retention credit	231	515	(284)	(55)%
Interest and other income	80	63	17	27%
Underwriting discount on issuance of derivative	(2,495)	—	(2,495)	100%
Interest expense	(1,807)	(375)	(1,432)	382%
Loss on extinguishment of loan agreement	(1,771)	—	(1,771)	100%
Total non-operating income (expense), net	783	1,992	(1,209)	(61)%
Net loss	$(41,060)	$(20,902)	$(20,158)	96%

Presented below is a discussion of the key factors that resulted in changes in our results of operations for these periods.

Revenue. As a clinical stage company, we did not generate any revenue for the fiscal years ended June 30, 2022 and 2021. We are at an early stage of development and do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. We do not expect to be able to market any of our product candidates for several years.

Research and Development Expenses. R&D expenses for the fiscal years ended June 30, 2022 and 2021 were as follows (in thousands, except percentages):

			Increase
	2022	2021	Amount	Percent

Total R&D expenses	$32,486	$14,987	$17,499	117%

The increase of $17.5 million was primarily attributable to an increase of $13.6 million for our two clinical candidate programs, of which the RZ358 program had an increase in spending of $8.2 million and the RZ402 program had an increase in spending of $5.4 million.

The RZ358 program cost increase of $8.2 million consisted of an increase of $6.8 million for higher spending for drug substance and drug product manufacturing related activities and an increase of $0.6 million in clinical operations related activities. Increased expenditures were incurred as we progressed in the ongoing Phase 2b study, reported topline data in May 2022, and began manufacturing activities for a Phase 3 study that is planned to be initiated during the fiscal year ending June 30, 2023. The remaining increase of $0.8 million is attributable to ongoing toxicology and quality related spending to support the clinical development of the RZ358 program.

The RZ402 program cost increase of $5.4 million was primarily attributable to a $2.2 million increase in clinical operation costs for the three Phase 1 studies, a $1.4 million increase in manufacturing related activities for drug product and drug substance activities to support the ongoing Phase 1 studies and planned Phase 2 study which is expected to be initiated in the fiscal year ending June 30, 2023. The remaining $1.8 million increase in costs for the RZ402 program are attributable to ongoing toxicology and development costs to support the clinical progression of the program.

For the fiscal year ended June 30, 2021, we incurred clinical trial costs of approximately $4.7 million that was primarily attributable related to $3.3 million of costs for our RZ358 Phase 2b program and $1.1 million of costs for the RZ402 SAD study that was initiated in January 2021.

In addition to the increases in the RZ358 and RZ402 programs noted above in the fiscal year ended June 30, 2022, an increase of approximately $1.0 million was incurred related to licensing costs. Licensing costs of $2.0 million were incurred in the fiscal year ended June 30, 2022 due to the last patient dosed in our RZ358 Phase 2b study, under our licensing agreement with XOMA. In comparison, license costs of $1.0 million were incurred for fiscal year ended June 30, 2021 under our license agreement with ActiveSite, upon acceptance of our IND by the FDA in December 2020.

For the fiscal year ended June 30, 2022, compensation and benefits amounted to approximately $9.7 million, which included $8.3 million related to cash-based compensation and $1.4 million related to share-based compensation costs. For the fiscal year ended June 30, 2022, compensation and benefits for our R&D workforce increased by approximately $2.5 million primarily attributable to an increase in the average number of R&D employees from 15 for the fiscal year ended June 30, 2021 to 26 for the fiscal year ended June 30, 2022.

For the fiscal year ended June 30, 2021, compensation and benefits amounted to approximately $7.2 million, which included $5.3 million related to cash-based compensation and $1.9 million related to share-based compensation costs.

The remaining increase in R&D costs incurred in the fiscal year ended June 30, 2022 of approximately $0.4 million is mainly attributable to facilities and employee related travel costs allocable to R&D due to the increased headcount as noted above.

General and Administrative Expenses. G&A expenses for the fiscal years ended June 30, 2022 and 2021 were as follows (in thousands, except percentages):

			Increase
	2022	2021	Amount	Percent

Total G&A expenses	$9,357	$7,907	$1,450	18%

The increase in G&A expenses of $1.5 million for the fiscal year ended June 30, 2022 was primarily attributable to an increase in professional fees associated with product candidate market research assessments, consulting services, and strategic advisory services related to ongoing financing efforts, totaling approximately $0.8 million.

The remaining increase in G&A costs of approximately $0.6 million is mainly attributable to facilities and employee related costs allocable to G&A. With reductions in COVID related travel restrictions, employees were able to travel and support the financing activities that occurred during the current fiscal year.

Change in Fair Value of Derivative Liabilities. For the fiscal year ended June 30, 2022, we recognized a gain of $6.6 million that was primarily due to a reduction of $0.60 per share in our stock price, resulting in changes in fair value of the derivative liability related to our authorized share deficiency that arose when we entered into an underwriting agreement for issuance of the Class B PFWs on May 4, 2022. This authorized share deficiency existed to June 16, 2022 when our shareholders approved an increase in our authorized shares of common stock. Our stock price decreased from $3.80 per share on May 4, 2022, to $3.20 per share on June 16, 2022 when the authorized share deficiency was cured.

For the fiscal year ended June 30, 2021, we recognized a gain of $1.8 million that was primarily due to a reduction of $4.30 per share in our stock price that drove a decrease in in fair value of the derivative liability related to an authorized share deficiency that arose in February 2021. This deficiency existed from February 17, 2021 until May 26, 2021 when our shareholders approved an increase in our authorized shares of common stock from 10.0 million shares to 40.0 million shares. Our stock price declined from $11.99 per share on February 17, 2021 to $7.69 per share on May 26, 2021 when the authorized share deficiency was cured.

Employee Retention Credit. Employee retention credit income was $0.2 million for the fiscal year ended June 30, 2022. This income is a result of CARES Act benefits for the period of July 1, 2021 through September 30, 2021. Employee retention credit income was $0.5 million for the fiscal year ended June 30, 2021. This income was a result of CARES Act benefits we qualified for during the period of January 1, 2021 through June 30, 2021.

Underwriting discount on issuance of derivative liability. For the fiscal year ended June 30, 2022, we recognized an expense of approximately $2.5 million related to an underwriting discount related to the issuance of the Class B PFWs. The fair value of the Class B PFWs on the date of issuance amounted to $41.6 million and the Class B PFWs were sold to the underwriter for a discounted price of $39.1 million. Accordingly, an expense was recognized on the issuance date for the amount of the underwriting discount of $2.5 million.

Interest Expense. Interest expense for approximately $1.8 million for the fiscal year ended June 30, 2022. Interest expense for the fiscal year ended June 30, 2022 was solely attributable to the Loan Agreement entered in April 2021 and consisted of (i) accretion of discount of $0.4 million, and (ii) interest expense of $1.4 million based on the contractual rate of approximately 8.9%. Interest expense was approximately $0.4 million for the fiscal year ended June 30, 2021. Interest expense for the fiscal year ended June 30, 2021 was solely attributable to Loan Agreement and consisted of (i) accretion of discount of $0.1 million, and (ii) interest expense of $0.3 million based on the contractual rate of approximately 8.9%.

Loss on extinguishment of loan agreement. Loss on extinguishment of the Loan Agreement was approximately $1.8 million for the fiscal year ended June 30, 2022, whereas we did not incur any losses on extinguishment for the fiscal year ended June 30, 2021. The extinguishment loss of $1.8 million was attributable to our exercise of the prepayment option under the Loan Agreement that required a 2.00% prepayment penalty of $0.3 million and the unaccreted discount of $1.5 million was written off.

Income Taxes. For the fiscal year ended June 30, 2022 and 2021, we did not recognize any income tax benefit due to our net losses and our determination that a full valuation allowance was required for our deferred income tax assets.

Liquidity and Capital Resources

Short-term Liquidity Requirements

As of June 30, 2022, we had cash and cash equivalents of $150.4 million and working capital was approximately $149.6 million. We have incurred cumulative net losses of $209.2 million since our inception and as a clinical stage company we have not generated any meaningful revenue to date.

Accordingly, our primary source of liquidity has historically been from the completion of private placements and public offerings of our equity securities, as well as proceeds from the issuance of debt securities. For the fiscal years ended June 30, 2022 and 2021, we received net proceeds from the issuance of equity securities of $165.2 million and $37.5 million, respectively. The completion of these equity financings is the primary factor that resulted in our cash and cash equivalents balance of $150.4 million as of June 30, 2022. Furthermore, in July 2022 we closed on the Private Placement of shares of common stock that resulted in additional net proceeds of $11.6 million. For further information about the key terms and results of our debt and equity financing activities, please refer to the discussion above under the caption Executive Summary and the discussion below under the caption 2021 Underwritten Public Offering and 2021 Registered Direct Offering.

For the fiscal year ended June 30, 2022, we had cash outflows of $16.3 million due to our election to terminate the Loan Agreement discussed above under the caption Executive Summary. Upon termination of the Loan Agreement, our only remaining contractual obligation is to pay an exit fee of $600,000 which would be triggered if we entered into certain change of control transactions or similar events defined in the exit fee agreement.

In April 2022 we entered into a lease agreement for a new corporate headquarters facility in Redwood City, California.  This lease provides for total base rent payments of approximately $2.9 million through the expected expiration of the lease in July 2027. Cash payments related to existing contractual obligations for the fiscal year ending June 30, 2023 include approximately (i) $0.3 million under all operating lease agreements, (ii) a potential milestone payment to XOMA of $5.0 million due upon dosing of the first patient in a Phase 3 clinical trial for RZ358 that we expect will occur in the first half of calendar year 2023, and (iii) a potential milestone payment to ActiveSite of $3.0 million due upon dosing of the first patient in a Phase 2 clinical trial for RZ402 that we expect will occur in the fourth quarter of calendar year 2022. Due to uncertainties in the timing associated with clinical trial activities, it is not possible to accurately determine whether the milestone payments to XOMA and ActiveSite will occur during the fiscal year ending June 30, 2023.

Based on our cash and cash equivalents balance of $150.4 million as of June 30, 2022, we believe we have adequate capital resources to meet all of our contractual obligations and conduct all planned activities to advance our clinical trials during the fiscal year ending June 30, 2023.

Long-term Liquidity Requirements

Our most significant long-term contractual obligations consist of milestone payments up to $35.0 million payable to XOMA and up to $45.5 million payable to ActiveSite, for a total of $80.5 million. Of this total, we expect that $5.0 million will be payable to XOMA and $3.0 million will be payable to ActiveSite during the fiscal year ending June 30, 2023. Accordingly, the remainder of $72.5 million is considered a long-term liquidity requirement. Our current expectations are that we will incur additional milestone payments of $5.0 million payable to XOMA for the year ending June 30, 2024. Due to uncertainties in the timing associated with clinical trial activities, there is even greater uncertainty in forecasting the milestone payments to XOMA and ActiveSite during the fiscal year ending June 30, 2024 and thereafter.

In addition to our licensing obligations, we also have long-term contractual obligations under existing operating lease agreements of approximately $0.6 million to $0.7 million for each of the fiscal years ending June 30, 2024 through 2027. Based on our current forecast, we expect that our existing cash and cash equivalents will be sufficient to fund our contractual obligations and conduct all planned activities to advance our clinical trials for at least the first half of the fiscal year ending June 30, 2024. Therefore, we will need to obtain additional equity or debt financing in order to fund all of our long-term liquidity requirements.

Presented below is additional discussion about the ongoing requirements pursuant to our license agreements with XOMA and ActiveSite, along with additional information about our ongoing financing activities that impacted our liquidity and capital resources for the fiscal year ended June 30, 2022.

XOMA License Agreement

In December 2017, we entered into a license agreement (“XOMA License Agreement”) with XOMA through its wholly-owned subsidiary, XOMA (US) LLC, pursuant to which XOMA granted an exclusive global license to develop and commercialize XOMA 358 (formerly X358, now RZ358) for all indications. In January 2019, the XOMA License Agreement was amended with an updated payment schedule, as well as revised the amount we were required to expend on development of RZ358 and related licensed products, and revised provisions with respect to our diligence efforts in conducting clinical studies.

Upon the achievement of certain clinical and regulatory events, we will be required to make up to $35.0 million in aggregate milestone payments to XOMA. The first such milestone payment of $2.0 million was triggered upon enrollment of the last patient in our ongoing phase 2 clinical study in January 2022. The next milestone payment of $3.0 million will be due upon the enrollment of the first patient in a Phase 3 study, which we believe will occur in the first half of calendar year 2023. Additionally, upon the future commercialization of RZ358, we will be required to pay royalties to XOMA based on the net sales of the related products, and milestone payments up to an additional $185.0 million if future annual sales related to RZ358 exceed targets ranging from $100.0 million to $1.0 billion. Through June 30, 2022, no events have occurred that would result in the requirement to make additional milestone payments and no royalties have been incurred.

ActiveSite License Agreement

In August 2017, we entered into a Development and License Agreement with ActiveSite (“ActiveSite License Agreement”) pursuant to which we acquired the rights to ActiveSite’s PKI portfolio. We are planning to use the PKI Program to develop, file, manufacture, market and sell products for diabetic macular edema and other therapeutic indications. The ActiveSite License Agreement requires various milestone payments ranging from $1.0 million to $10.0 million when milestone events occur, up to an aggregate of $46.5 million of aggregate milestone payments. The first milestone payment for $1.0 million paid in December 2020 after completion of the preclinical work and submission of an IND to the FDA for RZ402. The next milestone payment for $5.0 million will be due upon enrollment of the first patient in a Phase 2 study, which we expect to occur in the fourth quarter of calendar year 2022. We will also be required to pay royalties equal to 2.0% of any sales of products that use the PKI Program. Through June 30, 2022, no events have occurred that would result in the requirement to make additional milestone payments and no royalties have been incurred.

2021 Underwritten Public Offering and 2021 Registered Direct Offering

In October 2021, we entered into an underwriting agreement with Oppenheimer & Co., Inc., as representative of the underwriters listed therein (the “2021 Underwriters”) for the planned issuance and sale of equity securities in an underwritten public offering (the “2021 Underwritten Offering”). On October 15, 2021, closing occurred for the Underwritten Offering resulting in the issuance of (i) 6,030,847 shares of common stock at $6.50 per share for gross proceeds of $39.2 million, and (ii) 1,661,461 pre-funded warrants to purchase 1,661,461 shares of common stock at an issuance price of $6.49 per warrant (the “2021 PFWs”) for gross proceeds of $10.8 million. The Company granted the Underwriters a 30-day option to purchase up to an additional 1,153,845 shares of its common stock in the Underwritten Offering at a public offering price of $6.50 per share, less underwriting discounts and commissions (the “Underwriters’ Option”). In November 2021, the Underwriters’ Option was partially exercised for 116,266 shares resulting in gross proceeds of approximately $0.8 million. The aggregate gross proceeds from the Underwritten Offering amounted to $50.7 million, excluding the Underwriters’ Option, and before deductions for underwriting commissions of 6.0% of the gross proceeds and other offering costs of approximately $0.3 million. After deducting total offering costs of $3.3 million, the net proceeds of the Underwritten Offering amounted to approximately $47.2 million.

Concurrently with the Underwritten Offering, Handok, an entity affiliated with a member of the Board of Directors, entered into a subscription agreement for a registered direct offering (the “2021 RDO”) pursuant to which we agreed to sell to the Handok an aggregate of 769,231 shares of our common stock at a purchase price of $6.50 per share. The closing for the 2021 RDO occurred on October 27, 2021, whereby we received gross proceeds of $5.0 million.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the years ended June 30, 2022 and 2021 (in thousands):

	2022	2021	Change
Net cash provided by (used in):
Operating activities	$(39,616)	$(20,441)	$(19,175)
Investing activities	—	—	—
Financing activities	148,979	51,533	97,446

Cash Flows Used in Operating Activities

For the fiscal years ended June 30, 2022 and 2021, cash flows used in operating activities amounted to $39.6 million and $20.4 million, respectively. The key components in the calculation of our cash used in operating activities are as follows (in thousands):

	2022	2021	Change

Net loss	$(41,060)	$(20,902)	$(20,158)
Non-cash expenses	8,331	4,370	3,961
Non-cash gains, net	(6,545)	(1,789)	(4,756)
Prepayment premium	300	—	300
Changes in operating assets and liabilities, net	(642)	(2,120)	1,478
Total	$(39,616)	$(20,441)	$(19,175)

For the fiscal year ended June 30, 2022, our net loss was $41.1 million compared to $20.9 million for the fiscal year ended June 30, 2021. For further discussion about changes in our operating results for the fiscal years ended June 30, 2022 and 2021, please refer to Results of Operations above.

For the fiscal year ended June 30, 2022, our non-cash expenses of $8.3 million primarily consisted of share-based compensation expense of $3.7 million, a discount on the issuance of the Class B PFWs derivate liability of $2.5 million, a loss on extinguishment of debt of $1.4 million, accretion of debt discount and issuance costs of $0.4 million, and non-cash lease expense of $0.2 million. For the fiscal year ended June 30, 2021, our non-cash expenses of $4.4 million primarily consisted of share-based compensation expense of $4.0 million, non-cash lease expense of $0.3 million, and accretion of debt discount of $0.1 million.

For the fiscal year ended June 30, 2022, non-cash gains consisted of a gain of $6.5 million attributable to changes in fair value of the Class B PFW derivative liability related to a deficiency in our authorized shares that existed from May 4, 2022 until June 16, 2022. For the fiscal year ended June 30, 2021, non-cash gains consisted of a gain of $1.8 million were attributable to a gain from change in fair value of a derivative liability related to a deficiency in our authorized shares that existed from February 17, 2021 until May 26, 2021.

For the fiscal year ended June 30, 2022, we paid a prepayment premium of $0.3 million in connection with the termination of the Loan Agreement. The cash payment for this amount is included as a financing cash outflow and as a component of our net loss. Accordingly, an adjustment is required to remove this amount from our operating cash outflows.  A similar charge was not incurred for the year ended June 30, 2021.

For the fiscal year ended June 30, 2022, net changes in operating assets and liabilities reduced operating cash flow by $0.6 million, primarily driven by an increase in prepaid expenses and other assets and other of $0.9 million that was primarily related to prepayments for clinical trials and manufacturing activities, partially offset by a decrease other accrued liabilities of $0.2 million. For the fiscal year ended June 30, 2021, net changes in operating assets and liabilities reduced operating cash flow by $2.1 million, primarily driven by (i) cash payments to reduce our license fee obligations to XOMA by $1.8 million; (ii) an increase in prepaid expenses and other assets and other of $0.4 million that was primarily related to prepayments for clinical trials, and (iii) a decrease in other accrued liabilities of $0.1 million. These payments that reduced our operating cash flow were partially offset by an increase in accounts payable of $0.1 million.

Cash Flows Provided by Investing Activities

We did not have any cash flows from investing activities for the fiscal years ended June 30, 2022 and 2021.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the fiscal year ended June 30, 2022 amounted to $149.0 million. This amount included (i) $50.7 million received from a the 2021 Underwritten Offering of Units in October 2021 for the issuance of approximately 6.8 million shares of common stock at a purchase price of $6.50 per share and issuance of 1.7 million of the 2021 PFWs at a purchase price of $6.49 per share, (ii) $5.0 million received from the 2021 RDO related to the issuance of common stock in October 2021 for the purchase of approximately 0.8 million shares at a purchase price of $6.50 per share, (iii) $110.5 million of proceeds after underwriter discounts from the 2022 RDO in May 2022 for the purchase of approximately 18.0 million shares of common stock at a purchase price of $3.80 per share and purchase of an aggregate of approximately 12.9 Class A PFWs and Class B PFWs at a purchase price of $3.799 per share, and (iv) $2.7 million in gross proceeds for the issuance of common stock under the Purchase Agreement and the Agent EDA. The total proceeds from equity financing activities amounted to $168.9 million and were partially offset by payments of $3.7 million related to financial advisory fees and other costs of equity financings. Cash inflows from financing activity was also offset by $16.3 million in financing cash outflows due to the early payment of the SLR Term Loan in June 2022.

For the fiscal year ended June 30, 2022, we used cash of $0.3 million for payment of additional debt discount and issuance costs under the Loan Agreement, and $16.0 million for contractual payments required to terminate the Loan Agreement on June 30, 2022. The contractual payments included (i) repayment of the principal balance of the term A loan for $15.0 million, (ii) a prepayment fee equal to 2.00% of the outstanding principal balance for a total of $0.3 million, and (ii) a final fee equal to 4.75% of the aggregate amount of the term loans funded for a total of $0.7 million. The security interests and liens granted in April 2021 when we entered into the Loan Agreement were released on June 30, 2022.

Net cash provided by financing activities for the fiscal year ended June 30, 2021 amounted to $51.5 million. This amount included (i) $41.0 million received from an October 2020 equity financing that provided for the issuance of units consisting of 2.5 million shares of common stock and warrants to purchase 0.8 million shares of common stock, and (ii) $15.0 million of gross proceeds from the term A loan pursuant to the Loan Agreement entered into in April 2021. The total proceeds from equity and debt financing activities amounted to $56.0 million and were partially offset by payments of $3.7 million related to financial advisory fees and other costs of the October 2020 equity financing and payment of $0.7 million for debt discount and issuance costs related to the Loan Agreement.

Off-Balance Sheet Arrangements

During the fiscal years ended June 30, 2022 and 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Rezolute, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rezolute, Inc. (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

To the Stockholders and Board of Directors of Rezolute, Inc.

Critical Audit Matter Description

As described in Note 7, the Company issued pre-funded warrants (“PFWs”) pursuant to underwritten offerings completed in October 2021 as part of the 2021 Registered Direct Offering (2021 RDO) and May 2022 as part of the 2022 Registered Direct Offering (2022 RDO). The Company performed an analysis of the pre-funded warrants at each period to ensure the classification of the PFWs is accurate as a liability or equity. The pre-funded warrants issued in October 2021 and the Class A pre-funded warrants in the May offering were determined to be equity classified. Due to the share deficiency related to the 2022 RDO for the Class B pre-funded warrants, the Company recognized a derivative liability until the authorized share deficiency was cured on June 16, 2022.

We identified the Company's accounting treatment of these warrants as a critical audit matter. The principal considerations for our determination include the complex auditor judgement required to evaluate appropriate the classification and disclosure of the warrants and the need to consult outside of the engagement team with one of our accounting technical specialists.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to audit this critical audit matter included the following:

●	We obtained an understanding of the internal controls over the accounting and disclosure for issuance of contracts in the Company’s equity including warrants issued during the year.
●	We reviewed the respective contracts and agreements for identification of all significant rights and obligations relevant to the assessment over proper accounting and disclosure of the warrants in accordance with US GAAP.
●	We obtained legal confirmation from the Company’s outside counsel of certain rights and obligations pertaining to the underlying security purchase agreements which were relevant to assessing equity versus liability classification.
●	We evaluated management’s application of the accounting guidance for equity versus liability classification to the terms of the warrant agreements, including satisfaction of all key conditions necessary for equity classification.
●	We evaluated the conditions necessary to ensure the Company had sufficient authorized shares to cover the issuance of all contracts in the Company’s equity and the presentation associated with the reclassification of liability classified warrants to equity upon satisfying the conditions necessary for equity classification.
●	We assessed the adequacy of disclosure of the warrant contracts, including related fair value measurements.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2013.

Cleveland, Ohio

September 15, 2022

REZOLUTE, INC.

Consolidated Balance Sheets

June 30, 2022 and 2021

(In Thousands, Except Per Share Amounts)

	2022	2021
Assets
Current assets:
Cash and cash equivalents	$150,410	$41,047
Prepaid expenses and other	1,694	946
Total current assets	152,104	41,993

Long-term assets:
Right-of-use assets	152	396
Deposits and other	148	191
Property and equipment, net	16	29
Total assets	$152,420	$42,609

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,132	$1,035
Accrued liabilities:
Insurance premiums	243	242
Compensation and benefits	—	77
Accrued clinical and other	979	349
Current portion of operating lease liabilities	108	265
Total current liabilities	2,462	1,968

Long term liabilities:
Long term debt, net of discount	—	13,968
Operating lease liabilities, net of current portion	80	187
Embedded derivative liabilities	407	387
Total liabilities	2,949	16,510

Commitments and contingencies (Notes 3, 4, 7, 10 and 11)

Shareholders' equity:
Preferred stock, $0.001 par value; 400 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 and 40,000 shares authorized as of June 30, 2022, and 2021, respectively; 33,582 and 8,352 shares issued and outstanding as of June 30, 2022 and 2021, respectively	34	8
Additional paid-in capital	358,635	194,229
Accumulated deficit	(209,198)	(168,138)
Total shareholders’ equity	149,471	26,099
Total liabilities and shareholders’ equity	$152,420	$42,609

The accompanying notes are an integral part of these consolidated financial statements.

REZOLUTE, INC.

Consolidated Statements of Operations

For the Fiscal Years Ended June 30, 2022 and 2021

(In Thousands, Except Per Share Amounts)

	2022	2021
Operating expenses:
Research and development	$32,486	$14,987
General and administrative	9,357	7,907
Total operating expenses	41,843	22,894
Operating loss	(41,843)	(22,894)
Non-operating income (expense):
Gain from change in fair value of derivative liabilities, net	6,545	1,789
Employee retention credit	231	515
Interest and other income	80	63
Underwriting discount on issuance of derivative	(2,495)	—
Interest expense	(1,807)	(375)
Loss on extinguishment of loan agreement	(1,771)	—
Total non-operating income (expense), net	783	1,992

Net loss	$(41,060)	$(20,902)

Net loss per common share:
Basic	$(2.26)	$(2.72)
Diluted	$(2.32)	$(2.72)

Weighted average number of common shares outstanding:
Basic	18,197	7,671
Diluted	19,487	7,671

The accompanying notes are an integral part of these consolidated financial statements.

REZOLUTE, INC.

Consolidated Statements of Shareholders’ Equity

For the Fiscal Years Ended June 30, 2022 and 2021

(In Thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity

Balances, June 30, 2020	5,867	$6	$154,595	$(147,236)	$7,365
Issuance of Units for cash Fiscal 2021 Equity Financing	2,485	2	40,998	—	41,000
Advisory fees and other offering costs related to issuance of Units	—	—	(3,550)	—	(3,550)
Share-based compensation	—	—	3,965	—	3,965
Reclassification of warrants and stock options from equity to derivative liability due to authorized share deficiency	—	—	(3,591)	—	(3,591)
Reclassification of derivative liability to equity upon cure of authorized share deficiency	—	—	1,796	—	1,796
Fair value of warrants issued to consultants for services	—	—	8	—	8
Issuance of common stock for consulting services	—	—	8	—	8
Net loss	—	—	—	(20,902)	(20,902)
Balances, June 30, 2021	8,352	8	194,229	(168,138)	26,099

Proceeds from issuance of equity securities for cash in 2022 Registered Direct Offering, net of discounts:
Common stock	18,026	18	64,372	—	64,390
Class A pre-funded warrants	—	—	7,048	—	7,048
Gross proceeds from issuance of equity securities for cash in Underwritten Public Offering:
Common stock	6,147	6	39,950	—	39,956
2021 pre-funded warrants	—	—	10,783	—	10,783
Gross proceeds from issuance of common stock for cash:
In 2021 Registered Direct Offering	769	1	4,999	—	5,000
Under Equity Distribution Agreement	138	1	1,518	—	1,519
Under LPC Purchase Agreement	116	—	1,172	—	1,172
Underwriting commissions and other equity offering costs	—	—	(4,596)	—	(4,596)
Share-based compensation	—	—	3,685	—	3,685
Reclassification of Class B pre-funded warrant derivative liability to equity upon cure of authorized share deficiency	—	—	35,025	—	35,025
Commitment shares issued under LPC Purchase Agreement	34	—	450	—	450
Net loss	—	—	—	(41,060)	(41,060)
Balances, June 30, 2022	33,582	$34	$358,635	$(209,198)	$149,471

The accompanying notes are an integral part of these consolidated financial statements.

REZOLUTE, INC.

Consolidated Statements of Cash Flows

For the Fiscal Years Ended June 30, 2022 and 2021

(In Thousands)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,060)	$(20,902)
Gain from change in fair value of derivative liabilities, net	(6,545)	(1,789)
Underwriting discount on issuance of derivative	2,495	—
Share-based compensation expense	3,685	3,965
Loss on extinguishment of Loan Agreement
Prepayment premium paid	300	—
Other	1,471	—
Accretion of debt discount and issuance costs	424	86
Non-cash lease expense	243	290
Depreciation and amortization expense	13	13
Fair value of warrants issued for services	—	8
Fair value of shares of common stock issued for services	—	8
Changes in operating assets and liabilities:
Increase prepaid expenses and other assets	(860)	(387)
Increase (decrease) in accounts payable	(11)	142
Increase (decrease) in other accrued liabilities	229	(66)
Decrease in license fees payable to XOMA	—	(1,809)
Net Cash Used in Operating Activities	(39,616)	(20,441)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from 2022 Registered Direct Offering, net of underwriting discounts:
Issuance of common stock	64,390	—
Issuance of Class A pre-funded warrants	7,048	—
Issuance of Class B pre-funded warrants	39,094	—
Gross Proceeds from 2021 Underwritten Offering
Common stock	39,956	—
2021 pre-funded warrants	10,783	—
Gross proceeds from issuance of common stock for cash:
2021 Registered Direct Offering	5,000	—
Under Equity Distribution Agreement	1,519	—
Under LPC Purchase Agreement	1,172	—
Gross Proceeds from issuance of Units for cash in Fiscal 2021 Equity Financing	—	41,000
Payment of commissions and other deferred offering costs	(3,716)	(3,730)
Gross proceeds from Loan Agreement	—	15,000
Payment of debt discount and issuance costs	(254)	(737)
Prepayment of contractual obligations under Loan Agreement, including prepayment fee	(16,013)	—
Net Cash Provided by Financing Activities	148,979	51,533

Net increase in cash, cash equivalents and restricted cash	$109,363	$31,092
Cash, cash equivalents and restricted cash at beginning of fiscal year	41,047	9,955
Cash, cash equivalents and restricted cash at end of fiscal year	$150,410	$41,047

The accompanying notes are an integral part of these consolidated financial statements.

REZOLUTE, INC.

Consolidated Statements of Cash Flows, Continued

For the Fiscal Years Ended June 30, 2022 and 2021

(In Thousands)

	2022	2021
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents, end of fiscal year	$150,410	$41,047
Restricted cash, end of fiscal year	—	—
Total cash, cash equivalents and restricted cash, end of fiscal year	$150,410	$41,047

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$1,487	$177
Cash paid for income taxes	—	—
Right-of-use assets acquired in exchange for operating lease liabilities	—	302
Cash paid for amounts included in the measurement of operating lease liabilities	254	299

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of derivative liabilities to equity upon cure of authorized share deficiency	$35,025	$1,796
Issuance of commitment shares for deferred offering costs subsequently charged to additional paid-in capital	450	—
Payables for deferred offering costs subsequently charged to additional paid-in capital	61	—
Reclassification of warrants and stock options from equity to derivative liability due to authorized share deficiency	—	3,591
Debt discounts incurred for:
Final Fee obligation under debt agreement	—	713
Allocation of debt proceeds to embedded derivative obligations	—	381
Payables for debt issuance costs	—	25
Furniture and equipment received as inducement under operating lease	—	10

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

Change in Domicile

In June 2021, the Company merged with and into its wholly owned subsidiary, Rezolute Nevada Merger Corporation, a Nevada corporation (“Merger Sub”), pursuant to an Agreement and Plan of Merger, dated as of June 18, 2021 (the “Reincorporation Merger Agreement”), between the Company and Merger Sub, with Merger Sub as the surviving corporation (the “Reincorporation Merger”). At the effective time of the Reincorporation Merger, Merger Sub was renamed “Rezolute, Inc.” and by operation of law succeeded to the Company’s assets, business, and rights and obligations that existed immediately before the Reincorporation Merger. The Reincorporation Merger Agreement was approved by the Company’s shareholders on May 26, 2021.

Consolidation

The Company has two wholly owned subsidiaries consisting of Rezolute (Bio) Ireland Limited, and Rezolute Bio UK, Ltd. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reverse Stock Split

In August 2019, the Company’s Board of Directors approved a reverse stock split that was subject to shareholder approval at a special meeting that was concluded on October 28, 2019. Shareholders approved the proposal whereby the Board of Directors had the ability at any time on or before October 23, 2020, to execute a reverse stock split and set an exchange ratio between 20 and 100 shares of the Company’s outstanding common stock, $0.001 par value per share, into one issued and outstanding share of common stock, without any change in the par value per share or the number of shares of common stock authorized. On October 7, 2020, the Board of Directors approved a one share for every fifty shares reverse stock split of the common stock (the “Reverse Stock Split”), resulting in the filing of a Certificate of Amendment (the “Amendment”) to the Company’s Articles of Incorporation with the Secretary of State of Delaware. The Amendment was effective on October 9, 2020.

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

Comprehensive income (loss) is defined as net income (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under GAAP are reported as separate components of shareholders’ equity instead of net income (loss). For the fiscal years ended June 30, 2022 and

REZOLUTE, INC.

Notes to Consolidated Financial Statements

2021, the only component of comprehensive loss was the Company’s net loss as the Company has no items constituting any other comprehensive income (loss).

The Company’s Chief Executive Officer also serves as the Company’s chief operating decision maker for purposes of allocating resources and assessing performance based on financial information of the Company. Since its inception, the Company has determined that its activities as a clinical stage biopharmaceutical company are classified as a single reportable operating segment.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, determination of the fair value of derivative liabilities for authorized share deficiencies, fair value of the embedded derivatives associated with debt financings, fair value of share-based payments and warrants, management’s assessment of going concern, clinical trial accrued liabilities, and estimates of the probability and potential magnitude of contingent liabilities. Actual results could differ from those estimates.

Risks and Uncertainties

The Company's operations may be subject to significant risks and uncertainties including financial, operational, regulatory and other risks associated with a clinical stage company, including the potential risk of business failure discussed in Note 2.

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

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Debt Discounts and Issuance Costs

Debt discounts and issuance costs (“DDIC”) incurred to obtain new debt financings or modify existing debt financings consist of incremental direct costs incurred for fees paid to the lender, professional fees and due diligence services. DDIC is presented in the accompanying consolidated balance sheets as a reduction in the carrying value of the debt and is accreted to interest expense using the effective interest method.

Deferred Offering Costs

Commissions, legal fees and other costs that are directly associated with equity financings are capitalized as deferred offering costs, pending a determination of the success of the offering. Deferred offering costs related to successful offerings are charged to additional paid-in capital in the period that the offering is successful. Deferred offering costs related to unsuccessful equity offerings are recorded as an expense in the period when it is determined that an offering is unsuccessful.

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

REZOLUTE, INC.

Notes to Consolidated Financial Statements

not ultimately become exercisable due to the failure to achieve the market condition, previously recognized compensation cost will not be reversed.

Derivative Liability for Authorized Share Deficiencies

During the fiscal year ended June 30, 2021, the Company did not have an adequate number of authorized shares of common stock to fully settle all outstanding stock options and warrants. Therefore, the Company did not satisfy the criteria for equity classification for all contracts required to be settled in common stock since the Company could have been required to settle certain contracts in cash to the extent of the deficiency. In order to determine the specific stock options and warrants that may have been required for cash settlement, the Company adopted an accounting policy to select the stock options and warrants with the earliest issuance dates to compute the estimated fair value of the financial instruments associated with the authorized share deficiency. Fair value of the stock options and warrants associated with the deficiency was computed on the date the deficiency arose and on the date when the deficiency was cured, using the BSM option-pricing model.

In May 2021, the Company’s shareholders approved an increase in authorized shares whereby cash settlement was no longer required, and the derivative liability was reclassified to equity.

In May 2022, the Company issued Class B pre-funded warrants that resulted in an authorized share deficiency. Since the issuance of Class B pre-funded warrants caused the authorized share deficiency, the Company accounted for such warrants as a derivative liability from the issuance date until June 2022 when shareholders approved an increase in authorized shares that resulted in the reclassification of the related derivative liability to equity.

The Class B pre-funded warrants were issued in an underwritten offering at a discount to fair value. The Company adopted an accounting policy to charge this discount to expense on the issuance date. Gains or losses that result from accounting for authorized share deficiencies as derivative liabilities are not subsequently reversed upon receipt of shareholder approval.

Embedded Derivatives

When the Company enters into a financial instrument such as a debt or equity agreement (the “Host Contract”), the Company assesses whether the economic characteristics of any embedded features would meet the definition of a derivative instrument, and if so whether the features are considered clearly and closely related to the primary economic characteristics of the Host Contract. When it is determined that (i) an embedded feature possesses economic characteristics that are not clearly and closely related to the primary economic characteristics of the Host Contract, and (ii) a separate, stand-alone instrument with the same terms would meet the definition of a financial derivative instrument and cannot be classified in shareholders’ equity, then the embedded feature is bifurcated from the Host Contract and accounted for as a derivative liability. The estimated fair value of the derivative feature is recorded separately from the carrying value of the Host Contract, with subsequent changes in the estimated fair value recorded as a non-operating gain or loss in the Company’s consolidated statements of operations.

Governmental Assistance

In response to the COVID-19 pandemic, the United States government designed programs to assist businesses in dealing with the financial hardships caused by the pandemic. The Company recognizes the right to receive governmental assistance payments in the period in which all legal requirements necessary have been met and other related conditions on which they depend are substantially met.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities

REZOLUTE, INC.

Notes to Consolidated Financial Statements

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of outstanding shares of common stock and pre-funded warrants that are accounted for as equity instruments.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and warrants, to the extent dilutive. Also to the extent dilutive, for periods in which pre-funded warrants are accounted for as derivative liabilities, the calculation of diluted net loss per share is further adjusted to eliminate gains on changes in fair value of such pre-funded warrants and the related pre-funded warrant shares are included in the weighted average number of shares outstanding.

For participating warrants that are entitled to participate in dividend to holders of shares of common stock, the Company applies the two-class method of allocating earnings if the impact is dilutive for the calculation of both basic and diluted net loss per share.

Recent Accounting Pronouncements

Standards Required to be Adopted in Future Years. The following accounting standards are not yet effective; management has not completed its full and comprehensive evaluation to determine the impact that adoption of these standards may have on the Company’s consolidated financial statements.

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

In August 2020, FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, which results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Additionally, ASU 2020-06 affects the diluted earnings per share calculation for instruments that may be settled in cash or shares and for convertible instruments and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. ASU 2020-06 allows entities to use a modified or full retrospective transition method and is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company

REZOLUTE, INC.

Notes to Consolidated Financial Statements

intends to adopt this standard effective July 1, 2022. The Company does not expect the adoption of this accounting guidance will have a material impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not currently expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 2 — LIQUIDITY

The Company is in the clinical stage and has not yet generated any revenues. For the fiscal year ended June 30, 2022, the Company incurred a net loss of $41.1 million and net cash used in operating activities amounted to $39.6 million. As of June 30, 2022, the Company had an accumulated deficit of $209.2 million, cash and cash equivalents of $150.4 million, and total current liabilities of $2.5 million.

As discussed in Note 4, the Company is subject to license agreements that provide for future contractual payments upon achievement of various milestone events. Pursuant to the ActiveSite License Agreement, a $3.0 million milestone payment will be due upon dosing of the first patient in a Phase 2 clinical trial for RZ402.

Additionally, pursuant to the XOMA License Agreement (as defined below), a $5.0 million milestone payment will be due upon dosing of the first patient in a Phase 3 clinical trial for RZ358.

After underwriting discounts of $7.1 million, the Company received proceeds of approximately $110.5 million upon closing of a registered direct offering on May 4, 2022. This amount consists of $39.1 million related to the issuance of 10.9 million Class B pre-funded warrants where exercise was subject to shareholder approval of an increase in the Company’s authorized shares, for which approval was received in June 2022, and the remainder of $71.4 million related to unrestricted issuances of equity securities.

As discussed in Note 15, in July 2022 the Company received gross proceeds of approximately $12.3 million related to a private placement of approximately 3.2 million shares of common stock.

Management believes the Company’s cash and cash equivalents balance of $150.4 million as of June 30, 2022, and additional proceeds received in July 2022 from the private placement, will be adequate to carry out currently planned activities through September 2023, at a minimum.

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

REZOLUTE, INC.

Notes to Consolidated Financial Statements

As of June 30, 2022 and 2021, the carrying value of all ROU assets and operating lease liabilities was as follows (in thousands):

	2022	2021

Right-of-use assets, net	$152	$396

Operating lease liabilities:
Current	$108	$265
Long-term	80	187
Total	$188	$452

For the fiscal years ended June 30, 2022 and 2021, operating lease expense was as follows (in thousands):

	2022	2021

Research and development	$289	$268
General and administrative	103	111
Total	$392	$379

As of June 30, 2022, the weighted-average remaining lease term under operating leases was 1.7 years, and the weighted-average discount rate used to determine the operating lease liabilities was 6.0%. For the fiscal year ended June 30, 2022, cash paid for amounts included in the measurement of operating lease liabilities amounted to $0.3 million, which is included in the determination of net cash used in operating activities in the consolidated statement of cash flows.

Future Lease Payments

Future payments under operating lease agreements as of June 30, 2022 are as follows (in thousands):

Fiscal year ending June 30,
2023	$117
2024	79
Thereafter	—
Total lease payments	196
Less imputed interest	(8)
Present value of operating lease liabilities	$188

Headquarters Lease

In April 2022, the Company entered into a lease agreement for a new corporate headquarters in Redwood City, California.  The space consists of approximately 9,300 square feet and provides for total base rent payments of approximately $2.9 million through the expected expiration of the lease in September 2027. The landlord is required to make improvements to the facility before it is suitable for occupancy by the Company. The Company anticipates the improvements will be completed in the first quarter of the fiscal year ended June 30, 2023, triggering the commencement of the lease. The lease provides for a six-month rent abatement period beginning upon commencement of the lease term which is expected to occur in September 2022. In addition, the lease provides an allowance of approximately $0.1 million that may be utilized by the Company for the purchase of furniture and equipment. The average base rent payable in cash over the 60-month lease term is approximately $48,000 per month. Upon commencement of the lease, the Company expects to recognize a right-of-use asset and a related operating lease liability for approximately $2.3 million.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Assuming the lease commences in September 2022, future payments under this operating lease agreement are as follows (in thousands):

Fiscal year ending June 30,
2023	$149
2024	614
2025	632
2026	651
2027	670
Thereafter	112
Total lease payments	$2,828

NOTE 4 —LICENSE AGREEMENTS

XOMA License Agreement

In December 2017, the Company entered into a license agreement (“XOMA License Agreement”) with XOMA Corporation (“XOMA”), through its wholly-owned subsidiary, XOMA (US) LLC, pursuant to which XOMA granted an exclusive global license to the Company to develop and commercialize XOMA 358 (formerly X358, now RZ358) for all indications. In January 2019, the License Agreement was amended with an updated payment schedule, as well as revising the amount the Company was required to expend on development of RZ358 and related licensed products, and revised provisions with respect to the Company’s diligence efforts in conducting clinical studies.

In January 2022, the Company was required to make a milestone payment under the XOMA License Agreement of $2.0 million that became due upon the dosing of the last patient in the Company’s ongoing Phase 2b Clinical Trial for RZ358. Upon the achievement of certain clinical and regulatory events under the XOMA License Agreement, the Company will be required to make additional milestone payments to XOMA up to $35.0 million. After the clinical and regulatory milestones, the Company will be required, upon the future commercialization of RZ358, to pay royalties to XOMA based on the net sales of the related products and additional milestone payments to XOMA up to $185.0 million related to annual net sales amounts. The next milestone payment of $5.0 million will be due upon dosing of the first patient in a Phase 3 clinical trial for RZ358.

ActiveSite License Agreement

On August 4, 2017, the Company entered into a Development and License Agreement (the “ActiveSite License Agreement”) with ActiveSite Pharmaceuticals, Inc. (“ActiveSite”) pursuant to which the Company acquired the rights to ActiveSite’s Plasma Kallikrein Inhibitor program (“PKI Portfolio”). The Company is initially using the PKI Portfolio to develop an oral PKI therapeutic for diabetic macular edema (RZ402) and may use the PKI Portfolio to develop other therapeutics for different indications. The ActiveSite Development and License Agreement requires various milestone payments up to $46.5 million if all milestone payments are achieved. The first milestone payment for $1.0 million was paid in December 2020 after clearance was received for an Initial Drug Application, or IND, filed with the US Food and Drug Administration (“FDA”). The next milestone payment of $3.0 million will be due upon dosing of the first patient in a Phase 2 clinical trial for RZ402. The Company is also required to pay royalties equal to 2.0% of any sales of products that use the PKI Portfolio. There have been no events that would result in any royalty payments owed under the ActiveSite License Agreement to date.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

NOTE 5 — LOAN AND SECURITY AGREEMENT

On April 14, 2021, the Company entered into a $30.0 million Loan and Security Agreement (the “Loan Agreement”) with SLR Investment Corp. (“SLR”) and certain other lenders (collectively, the “Lenders”). The Lenders agreed to loan up to $30.0 million consisting of (i) a $15.0 million term A loan that was funded on April 14, 2021, and (ii) term B and term C loans for an aggregate of $15.0 million, which were subject to the Company’s ability to obtain prescribed amounts of financing and achieve certain clinical milestones. The Company did not achieve the initial clinical milestones by January 2022 and the term B and term C loans were no longer a potential source of liquidity. The maturity date of the term A loan was April 1, 2026 (the “Maturity Date”).

In addition, the Company’s cash and cash equivalents became subject to a blocked account control agreement (“BACA”) in favor of the Lenders whereby a cash balance of at least $5.0 million was required beginning on December 31, 2021. In the event of a default under the Loan Agreement, the BACA would have enabled the Lenders to prevent the release of funds from the Company’s cash accounts and accordingly the Company accounted for the BACA as a restricted cash account.

Outstanding borrowings provided for interest at a floating rate equal to (a) 8.75% per annum plus (b) the greater of (i) the rate per annum published by the Intercontinental Exchange Benchmark Administration Ltd. (“IEBA”) for a term of one month and (ii) 0.12% per annum. For the period from April 14, 2021 through February 28, 2022, the IEBA rate for a term of one month was approximately 0.12% per annum. For the period from March 1, 2022 through June 30, 2022, the IEBA rate for a term of one month was approximately 0.23% per annum. Therefore, the contractual rate was 8.98% and 8.87% as of June 30, 2022 and 2021, respectively. The Company was permitted to make interest-only payments on each term loan through May 1, 2023.

The Company was obligated to pay the Lenders (i) a non-refundable facility fee in the amount of 1.00% of each term loan  (the “Facility Fee”), and (ii) a final fee equal to 4.75% of the aggregate amount of the term loans funded (the “Final Fee”). As of June 30, 2021, the Company incurred debt discounts for an aggregate of $1.7 million that consisted of $0.5 million for financial advisory and legal fees, an aggregate of $0.8 million for the Facility Fee and the Final Fee, and an aggregate of $0.4 million as an exit fee accounted for as an embedded derivative. The Final Fee was payable upon the earliest to occur of (i) the Maturity Date, (ii) the acceleration of the term loans, and (iii) the prepayment of the term loans. The total debt discount of $1.7 million related to the term A loan was accreted to interest expense using the effective interest method which resulted in an overall current effective interest rate of 12.6%.

Concurrently with the execution of the Loan Agreement, the Company entered into an exit fee agreement (the “Exit Fee Agreement”) that provides for a fee of 4.00% of the funded principal balance of each term loan in the event certain transactions (defined as “Exit Events”) occur prior to April 13, 2031. Exit Events include, but are not limited to, sales of substantially all assets, certain mergers, change of control transactions, and issuances of common stock that result in new investors owning more than 35% of the Company’s shares. As of April 14, 2021, the Company allocated a portion of the proceeds from the term A loan to recognize a liability for the fair value of all embedded derivatives related to the Loan Agreement for approximately $381,000. Fair value of the Exit Events derivative was determined based on the Company’s strategic corporate development plans by considering a detailed evaluation of the different types of Exit Events that could occur and using a discounted rate equivalent to the effective rate for the term A loan. Fair value of embedded derivatives is assessed at the end of each reporting period with changes in fair value recognized as a nonoperating gain or loss. As of June 30, 2022 and 2021, there was a change in fair value of approximately $20,000 and $6,000 recorded as a non-operating loss on change in fair value of embedded derivatives.

As of June 30, 2022, the Company was permitted to prepay the outstanding principal balance of the term loan by incurring a prepayment fee of 2.00% of the outstanding principal balance.

On June 30, 2022, the Company exercised its option to prepay the outstanding principal of the term A loan and terminate the Loan Agreement. Accordingly, the Company paid a total of $16.0 million consisting of the outstanding principal of $15.0 million, the Final Fee of $0.7 million and the prepayment fee of $0.3 million. As of June 30, 2022, a loss on

REZOLUTE, INC.

Notes to Consolidated Financial Statements

extinguishment of the Loan Agreement of $1.8 million was recognized for the unaccreted discount of $1.5 million and the 2.00% prepayment penalty of $0.3 million.

The Company’s obligations under the Loan Agreement were secured by a first-priority security interest in substantially all of the Company’s assets, including its intellectual property. This security interest was released on June 30, 2022, upon termination of the Loan Agreement. The Exit Fee Agreement discussed above was not impacted by the termination of the Loan Agreement.

NOTE 6 — DERIVATIVE LIABILITIES FOR AUTHORIZED SHARE DEFICIENCIES

Deficiency Triggered by Issuance of Class B Pre-Funded Warrants

As discussed in Note 7, the Company issued pre-funded warrants (“PFWs”) pursuant to underwritten offerings completed in October 2021 and May 2022. Exercisability of 10,947,371 Class B PFWs for net proceeds of approximately $39.1 million received in May 2022 was subject to the Company’s ability to obtain shareholder approval for an increase in authorized shares. Since the ability to obtain shareholder approval was outside the Company’s control, liability classification was required beginning on the date of issuance of the Class B PFWs on May 4, 2022.

The fair value of the Class B PFWs on the date of issuance was equal to the amount paid by investors of approximately $41.6 million or $3.80 per share, which was accounted for as a derivative liability beginning on May 4, 2022. As discussed in Note 7, the Company’s shareholders approved an increase in authorized shares from 40.0 million shares to 100.0 million shares on June 16, 2022. Upon receipt of shareholder approval for the authorized share increase on June 16, 2022, fair value of the derivative liability had decreased to $35.0 million or $3.20 per share, which resulted in a gain of $6.6 million. This gain is included in non-operating income and the liability of $35.0 million was reclassified into shareholders’ equity on June 16, 2022. Underwriter discounts of approximately $2.5 million related to the Class B PFWs were expensed at the date of issuance. Fair value of the Class B PFWs was determined using the BSM option-pricing model with the following assumptions as of June 16, 2022:

Market price of common stock	$3.20
Exercise price	$0.001
Risk-free interest rate	3.3%
Dividend rate	0.0%
Remaining expected term (years)	9.9
Historical volatility	95.0%

Deficiency Triggered by Charter Revision

As discussed in Note 7, the Company reduced the number of its authorized shares of common stock from 500.0 million shares to 10.0 million shares on February 17, 2021. At the time of this change, the Company had approximately 8.4 million shares of common stock issued and outstanding, plus approximately 2.4 million shares that were required to be reserved for issuance pursuant to the Company’s stock option plans and warrant agreements. Accordingly, a total of 10.8 million shares were required to be authorized, which resulted in a deficiency of approximately 0.8 million shares that were unavailable to settle outstanding stock options and warrants as of February 17, 2021. Since the Company could have been required to settle in cash for up to 0.8 million shares, liability classification for these instruments was required beginning on February 17, 2021.

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

REZOLUTE, INC.

Notes to Consolidated Financial Statements

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

Due to the reduction in fair value of the derivative liability from $3.6 million as of February 17, 2021 to $1.8 million as of May 26, 2021, the Company recognized a non-cash gain from the change in fair value of approximately $1.8 million in the accompanying consolidated statements of operations for the fiscal year ended June 30, 2021. This gain is included in non-operating income and the liability of $1.8 million was reclassified into shareholders’ equity on May 26, 2021. The primary factor that resulted in this gain was a reduction in the market price in the Company’s common stock from $11.99 per share on February 17, 2021 to $7.69 per share on May 26, 2021 when the authorized share deficiency was cured. Fair value of the stock options and warrants set forth above was determined using the BSM option-pricing model with the following weighted-average assumptions as of February 17, 2021 and May 26, 2021:

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Changes in Authorized Capital Stock

For the period from April 24, 2019 through February 16, 2021, the Company was authorized to issue 500.0 million shares of common stock and 20.0 million shares of preferred stock. On February 17, 2021, the Company filed a certificate of correction (the “Charter Revision”) with the Secretary of State of Delaware that changed the number of authorized shares of common Stock from 500.0 million shares to 10.0 million shares. The Charter Revision also reduced the number of authorized shares of preferred stock from 20.0 million shares to 0.4 million shares on February 17, 2021. In connection with the Reincorporation Merger discussed in Note 1, the Company’s shareholders approved an increase in authorized shares from 10.0 million shares to 40.0 million shares of common stock as of June 18, 2021. Accordingly, as of June 30, 2021, the Company was authorized to issue 40.0 million shares of common stock and 0.4 million shares of preferred stock.

On June 16, 2022, the Company’s shareholders approved an increase of authorized shares from 40.0 million shares to 100.0 million shares of common stock. Accordingly, as of June 30, 2022, the Company was authorized to issue 100.0 million shares of common stock and 0.4 million shares of preferred stock.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Reverse Stock Split

As discussed in Note 1, the Company effected a Reverse Stock Split on October 9, 2020. All references in the accompanying consolidated financial statements to the number of shares of common stock and per share amounts have been retroactively adjusted to give effect to the Reverse Stock Split.

May 2022 Registered Direct Offering

On May 1, 2022, the Company entered into (i) an underwriting agreement with Jefferies LLC, as representative of the underwriters listed therein, relating to the issuance and sale of equity securities in an underwritten registered direct offering (the “2022 RDO”), and (ii) a placement agency agreement with Jefferies LLC, that provides for a private placement of equity securities (the “Private Placement”). The 2022 RDO resulted in the issuance of (i) approximately 18.0 million shares of the Company’s common stock, at a public offering price of $3.80 per share, (ii) Class A pre-funded warrants (the “Class A PFWs”) to purchase up to approximately 2.0 million shares of common stock at a public offering price of $3.799 per Class A PFW and (iii) Class B pre-funded warrants (the “Class B PFWs”) to purchase up to 10.9 million shares of common stock at a public offering price of $3.799 per Class B PFW. The gross amount of the 2022 RDO was $117.6 million, before deducting an aggregate of $7.1 million incurred for underwriting discounts and approximately $0.4 million for professional fees and other offering expenses payable by the Company. The 2022 RDO closed on May 4, 2022 and the Company received net proceeds of approximately $110.5 million. In connection with the 2022 RDO, certain of the Company’s officers and directors agreed not to sell or otherwise dispose of any common stock held by them through July 30, 2022.

Pursuant to the Private Placement, the Company entered into a securities purchase agreement (“SPA”) on May 4, 2022 with Handok, Inc. (“Handok”), an entity affiliated with a member of the Board of Directors, and certain of Handok’s affiliates (collectively, the “Purchasers”). Contingent upon satisfaction of certain closing conditions set forth in the SPA, the Company agreed to sell to the Purchasers 3.2 million shares of common stock at a price of $3.80 per share. As discussed in Note 15, the closing of the Private Placement occurred in July 2022 and resulted in the receipt of net cash proceeds of approximately $11.6 million.

2022 Pre-Funded Warrants

The offering price of $3.799 per share for the Class A PFWs and the Class B PFWs (collectively, the “2022 PFWs”) is equal to the public offering price for the shares of common stock issued in the 2022 RDO less the $0.001 per share price that is required to be paid to the Company upon exercise of the 2022 PFWs. The exercise price of the 2022 PFWs is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock, and also upon any distributions for no consideration of assets to the Company's shareholders. In the event of certain corporate transactions, the holders of the 2022 PFWs will be entitled to receive, upon exercise of the 2022 PFWs, the kind and amount of securities, cash or other property that the holders would have received had they exercised the 2022 PFWs immediately prior to such transaction. The 2022 PFWs do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of common stock are entitled.

Each Class A PFW is exercisable upon issuance. The Class B PFWs became exercisable for shares of common stock upon receipt of shareholder approval for an increase in the number of authorized shares of common stock as discussed below under the caption Required Shareholder Approval. As of June 30, 2022, no shares underlying the 2022 PFWs have been exercised.

Required Shareholder Approval

The closing of the 2022 RDO resulted in the issuance of the approximately 18.0 million shares of common stock and Class A PFWs for approximately 2.0 million shares. After these issuances, the Company had utilized the entire 40.0 million of authorized shares of common stock that were available under its corporate charter, consisting of issued shares and shares of common stock reserved for issuance under stock option plans and outstanding warrants discussed in Note 7. Accordingly, the Company did not have a sufficient number of shares of common stock available to permit exercise of

REZOLUTE, INC.

Notes to Consolidated Financial Statements

any of the Class B PFWs. Therefore, the Class B PFWs were exercisable for shares of common stock to the extent that shareholders subsequently approved an increase in the number of authorized shares (the “Shareholder Approval”), which the Company was required to use its best efforts to obtain at an annual meeting of shareholders to be held by June 30, 2022. As noted under the caption Changes in Authorized Capital Stock the Company obtained shareholder approval for an increase of authorized shares on June 16, 2022. As of June 30, 2022, the 10.9 million Class B PFWs issued were exercisable and no shares underlying the Class B PFWs have been exercised.

The Company accounted for the gross proceeds of $41.6 million received from the issuance of the Class B PFWs as derivative liabilities whereby future changes in the fair value of the derivative liabilities would result in gains or losses until such time that Shareholder Approval was obtained. As discussed in Note 6, upon receipt of shareholder approval for an increase in authorized shares to 100.0 million shares, the Company reclassified the derivative liability to shareholders’ equity.

Registration Rights Agreement

In connection with the offer of the Class B PFWs, the Company entered into registration rights agreements with the purchasers. Pursuant to the registration rights agreements, the Company was required to file a registration statement with the SEC to register for resale the shares issuable upon exercise of the Class B PFWs, within two days of receipt of Shareholder Approval, and to have such registration statement declared effective by July 5, 2022 in the event the registration statement was not reviewed by the SEC. The Company would be obligated to pay certain liquidated damages to the purchasers if the Company (i) failed to file the registration statement when required, (ii) failed to cause the registration statement to be declared effective by the SEC when required, and (iii) if the Company to fails to maintain the effectiveness of the registration statement.

On June 17, 2022, the Company filed the initial registration statement with the SEC to register the shares issuable upon exercise of the Class B PFWs, which was within 2 days of the Company’s shareholder meeting held on June 16, 2022.  Subsequently on July 1, 2022, the registration was declared effective by the SEC.

If the Company fails to comply with the registration rights agreement, it will be obligated to pay 2.0% of the purchase price of the Class B PFWs for an aggregate of approximately $0.8 million as liquidated damages. If liquidated damage payments are required in the future, they will be charged to expense in the period incurred.

2021 Underwritten Public Offering

On October 12, 2021, the Company entered into an underwriting agreement with Oppenheimer & Co., Inc., as representative of the underwriters listed therein (the “2021 Underwriters”) for the planned issuance and sale of equity securities in an underwritten public offering (the “2021 Underwritten Offering”). On October 15, 2021, closing occurred for the Underwritten Offering resulting in the issuance of (i) 6,030,847 shares of common stock at $6.50 per share for gross proceeds of $39.2 million, and (ii) 1,661,461 pre-funded warrants to purchase 1,661,461 shares of common stock at an issuance price of $6.49 per warrant (the “2021 PFWs”) for gross proceeds of $10.8 million. The aggregate gross proceeds from the Underwritten Offering amounted to $50.0 million, excluding the Underwriters’ Option discussed below, and before deductions for underwriting commissions of 6.0% of the gross proceeds and other offering costs of approximately $0.3 million. After deducting total offering costs of $3.3 million, the net proceeds of the Underwritten Offering amounted to approximately $46.7 million.

The Company granted the 2021 Underwriters a 30-day option to purchase up to an additional 1,153,845 shares of its common stock in the 2021 Underwritten Offering at a public offering price of $6.50 per share, less underwriting commissions (the “Underwriters’ Option”). In November 2021, the Underwriters’ Option was partially exercised for 116,266 shares resulting in gross proceeds of approximately $0.8 million.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

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

The gross proceeds of $10.8 million received from issuance of the 2021 PFWs was recorded as a component of shareholders’ equity within additional paid-in capital. In accordance with the terms of the warrant agreement, holders of the outstanding warrants are not entitled to exercise any portion of the 2021 PFWs if, upon exercise of such portion of the warrant, the holder’s aggregate ownership of the Company’s common stock or the combined voting power beneficially owned by such holder would exceed a designated percentage elected by the holder ranging from 4.99% to 19.99%, after giving effect to the exercise (the “Maximum Ownership Percentage”). Upon at least 61 days’ prior notice to the Company, any warrant holder may elect to increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. As of June 30, 2022, no shares underlying the 2021 PFWs have been exercised.

2021 Registered Direct Offering

Concurrently with the Underwritten Offering, Handok entered into a subscription agreement for a registered direct offering (the “2021 RDO”) pursuant to which the Company agreed to sell Handok an aggregate of 769,231 shares of its common stock at a purchase price of $6.50 per share. The closing for the 2021 RDO occurred on October 27, 2021, whereby the Company received gross proceeds of $5.0 million.

Equity Distribution Agreement

In December 2020, the Company and Oppenheimer & Co. Inc. (the “Agent”) entered into an Equity Distribution Agreement (“EDA”) that provides for an “at the market offering” for the sale of up to $50.0 million in shares of the Company’s common stock (the “Placement Shares”) through the Agent. The Agent was acting as sales agent and was required to use commercially reasonable efforts to sell all of the Placement Shares requested to be sold by the Company, consistent with the Agent’s normal trading and sales practices, on mutually agreed terms between the Agent and the Company. Under the terms of the EDA, the Company agreed to pay the Agent a commission equal to 3.0% of the gross sales price of the Placement Shares plus certain expenses incurred by the Agent in connection with the offering. For the year ended June 30, 2022, the Company sold 138,388 shares of its common stock pursuant to the EDA for net proceeds of approximately $1.5 million.

The EDA was scheduled to terminate when all of the Placement Shares had been sold, or earlier upon the election of either the Company or the Agent. The Company provided the Agent with notice of termination in May 2022 and no further shares will be issued under the EDA.

LPC Purchase Agreement

In August 2021, the Company entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “RRA”) with Lincoln Park Capital Fund, LLC (“LPC”), which provided that the Company could sell to LPC up to an aggregate of $20.0 million shares (the “Purchase Shares”) of its common stock. The Company concurrently filed a prospectus supplement with the SEC to register the shares issuable under the Purchase Agreement. The aggregate number of shares that the Company could sell to LPC under the Purchase Agreement was 1,669,620 shares of common stock, subject to certain exceptions set forth in the Purchase Agreement.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

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

Pursuant to the RRA, the Company agreed to use its reasonable best efforts to maintain effectiveness of the registration statement and the related prospectus supplement within prescribed deadlines set forth in the RRA. In addition, the Company is required to use its reasonable best efforts to secure and maintain its listing of the Purchase Shares on the NCM. LPC had no obligation to purchase shares under the Purchase Agreement unless the Company complies with the terms of the RRA.

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

The Units were issued for a purchase price of $16.50 per unit, resulting in gross proceeds of $41.0 million. Pursuant to the financial advisory agreements, the Company paid transaction fees of $2.5 million, and costs for professional fees and other offering costs amounted to approximately $1.1 million. After deducting the financial advisory fees and other offering costs, the estimated net proceeds amounted to approximately $37.4 million. Pursuant to the terms of the Fiscal 2021 Equity Financing, the Company executed the Reverse Stock Split of fifty shares into one share as discussed in Note 1 and agreed to enable trading of its common stock on the NCM, whereby the Company’s listing application was approved by Nasdaq on November 3, 2020. The Company also entered into a registration rights agreement, pursuant to which the Company agreed to use commercially reasonable efforts to register (i) the shares of common stock included in the Units, and (ii) the shares of common stock issuable upon exercise of the warrants. The Company successfully registered the Units on November 27, 2020.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

NOTE 8 — SHARE-BASED COMPENSATION AND WARRANTS

Stock Option Plans

Presented below is a summary of the number of shares authorized, outstanding, and available for future grants under each of the Company’s stock option plans as of June 30, 2022 (in thousands):

	Plan Termination	Number of Shares
Description	Date	Authorized	Outstanding	Available

2015 Plan	February 2020	36	36	—
2016 Plan	October 2021	256	256	—
2019 Plan	July 2029	200	200	—
2021 Plan	March 2030	10,700	8,014	2,686
Total		11,192	8,506	2,686

The Company currently has one active stock option plan, the 2021 Equity Incentive Plan (the “2021 Equity Plan”). On March 31, 2021, the Company’s Board of Directors adopted the 2021 Equity Plan that will terminate on March 31, 2030. On May 26, 2021, the 2021 Equity plan was approved by the Company’s shareholders with authority to issue up to 1.2 million shares of common stock. Pursuant to the 2021 Equity Plan, no awards may be granted under the three legacy stock option plans shown in the table above, but all outstanding awards previously granted under those plans shall remain outstanding and subject to the terms of the respective plans. On June 16, 2022, the Company’s shareholders approved an amendment to the 2021 Equity Plan, increasing the number of shares of common stock to be issued under the plan up to 10.7 million shares of common stock. Stock options outstanding under these plans expire pursuant to their contractual provisions on various dates through 2031.

2022 Employee Stock Purchase Plan

On June 16, 2022, the Company’s shareholders approved the adoption of the 2022 Employee Stock Purchase Plan (the “2022 ESPP”). The 2022 ESPP provides an opportunity for employees to purchase the Company’s common stock through accumulated payroll deductions.

The 2022 ESPP has consecutive offering periods that begin approximately every 6 months commencing on the first trading day on or after July 1 and terminating on the last trading day of the offering period ending on December 31 and commencing on the first trading day on or after January 1 and terminating on the last trading day of the offering period ending on June 30. The 2022 ESPP reserves 0.5 million shares for purchases. The first offering period began on July 1, 2022.

June 2022 Grants

On June 23, 2022, the Board of Directors granted stock options for an aggregate of approximately 7.0 million shares of common stock to certain officers, employees and independent directors at an exercise price of $3.40 per share (the “June 2022 Grants”). Stock options were granted for an aggregate of approximately (i) 0.4 million shares were granted to independent directors and consultants, (ii) stock options for approximately 3.3 million shares granted to officers of the Company and (iii) 3.2 million shares granted to employees. Vesting of these granted stock options generally occurs over a period between three and four years. The aggregate fair value of the grants in June 2022 was $18.3 million, of which $0.1 million was recognized in June 2022 and the remaining $18.2 million will be recognized over the respective vesting periods.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

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

Stock Options Outstanding

The following table sets forth a summary of the combined stock option activity under all of the Company’s stock option plans for the fiscal years ended June 30, 2022 and 2021 (shares in thousands):

	2022			2021
	Shares	Price (1)	Term (2)	Shares	Price (1)	Term (2)

Outstanding, beginning of fiscal year	1,285	$16.35	8.7	963	$33.06	8.1
Granted
Directors and officers	3,660	3.40		485	12.47
Employees	3,713	3.62		228	12.28
Expired	(78)	19.03		(391)	50.29
Forfeited	(74)	9.72		—	—
Outstanding, end of fiscal year	8,506	5.24	9.7	1,285	16.35	8.7
Vested, end of fiscal year	685	18.63	7.5	440	23.07	7.1
(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term until the stock options expire.

For the fiscal year ended June 30, 2022, the aggregate fair value of stock options granted for approximately 7.4 million shares of common stock amounted to $20.1 million or approximately $2.72 per share as of the grant dates. For the fiscal year ended June 30, 2021, the aggregate fair value of stock options granted for approximately 0.7 million shares of common stock amounted to $7.5 million or approximately $10.47 per share as of the grant date. Fair value was computed using the BSM option-pricing model and will result in the recognition of compensation cost ratably over the expected vesting period of the stock options. The fair value of stock options was estimated on the date of grant using the BSM option-pricing model, with the following weighted-average assumptions for the fiscal years ended June 30, 2022 and 2021:

	2022	2021

Market price of common stock on grant date	$3.51	$12.41
Expected volatility	94%	118%
Risk free interest rate	3.1%	0.9%
Expected term (years)	6.1	5.7
Dividend yield	0%	0%

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Share-based compensation expense is included in under the following captions in the consolidated statements of operations for the fiscal years ended June 30, 2022 and 2021 (in thousands):

	2022	2021

Research and development	$1,405	$1,880
General and administrative	2,280	2,085
Total	$3,685	$3,965

Unrecognized share-based compensation expense for stock options that provide solely for time-based vesting as of June 30, 2022 was approximately $23.9 million. This amount is expected to be recognized over a remaining weighted average period of 3.7 years. As of June 30, 2022, unrecognized compensation of $0.2 million related to the remaining Hybrid Options is being recognized ratably over a weighted average period of 2.1 years.

Warrants

In connection with the 2021 RDO discussed in Note 7, the Company issued 2021 PFWs to purchase 1,661,461 shares of common stock at an issuance price of $6.49 per warrant for gross proceeds of $10.8 million. The 2021 PFWs may be exercised at any time by paying the exercise price of $0.01 per share, subject to the terms discussed in Note 7.

Additionally, in connection with the 2022 RDO discussed in Note 7, the Company issued 1,973,684 Class A PFWs and 10,947,371 Class B PFWs to purchase an aggregate of 12,921,055 shares of common stock at an issuance price of $3.799 per warrant. As of June 30, 2022 all of the Class A PFWs and Class B PFWs may be exercised at any time by paying the exercise price of $0.001 per share, subject to the terms discussed in Note 7.

The Company has issued warrants to purchase shares of common stock in conjunction with other debt and equity financings and for services. As of June 30, 2022 and 2021, all of the warrants were vested. For the fiscal years ended June 30, 2022 and 2021, no warrants were granted or exercised. Excluding the pre-funded warrants discussed above, the following table summarizes activity for all other warrants for the fiscal years ended June 30, 2022 and 2021 (shares in thousands):

	2022			2021
	Shares	Price (1)	Term (2)	Shares		Price (1)	Term (2)

Outstanding, beginning of fiscal year	1,252	$28.91	4.8	618		$57.46	2.3
Warrants granted	—	—		820	(3)	19.50
Warrant expirations	(102)	97.79		(186)		82.39
Outstanding, fiscal year	1,150	22.83	4.2	1,252		28.91	4.8
(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term for the number of years until the warrants expire.
(3)	Represents warrants granted in connection with the Fiscal 2021 Equity Financing on October 9, 2020. The warrants are exercisable at $19.50 per share for a period of 7 years and may be exercised on a cash or cashless basis at the election of the holder.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

NOTE 9 — INCOME TAXES

Net Operating Loss Carryforwards

The Company files income tax returns in the US federal jurisdiction and in several states including California, Colorado, and Oregon. The Company’s federal and state tax returns for the 2019 fiscal year and forward are subject to examination by taxing authorities. As of June 30, 2022, the Company has U.S. federal net operating loss (“NOL”) carryforwards of approximately $145.1 million, of which approximately $90.4 million does not expire and $54.7 million will begin to expire in 2031 through 2038. Additionally, the Company has Colorado and California NOL carryforwards that begin to expire in 2031.

Federal and state laws impose substantial restrictions on the utilization of NOL carryforwards in the event of an ownership change for income tax purposes, as defined in Section 382 of the Internal Revenue Code (“IRC”). Pursuant to IRC Section 382, annual use of the Company’s NOL carryforwards is limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. The Company recently completed an IRC Section 382 analysis and concluded that $33.4 million of NOL carryforwards that begin to expire in 2031 will expire without any opportunity for utilization. Accordingly, after giving effect to the limitations under IRC Section 382, the Company has US Federal NOL carryforwards available for utilization of $111.7 million as of June 30, 2022. These NOL carryforwards consist of $21.3 million that will begin to expire in 2031 and $90.4 million that does not expire.  Assuming that further IRC Section 382 ownership changes do not occur, these NOL carryforwards consist of approximately (i) $6.8 million that is not subject to any limitations or expiration dates, and (ii) $104.9 million that is subject to limitations whereby amounts ranging from $1.2 million to $4.1 million cumulatively becomes available for unrestricted use in future years.

Income Tax Expense

For the fiscal years ended June 30, 2022 and 2021, the reconciliation between the income tax benefit computed by applying the statutory U.S. federal income tax rate to the pre-tax loss before income taxes, and total income tax expense recognized in the consolidated financial statements is as follows (in thousands):

	2022	2021

Income tax benefit at statutory US federal rate	$8,622	$4,389
Income tax benefit attributable to US states	3,151	1,584
Impact of reduction in Colorado tax rate	—	(42)
Non-taxable derivative gains	1,379	377
Non-deductible expenses	(527)	(2)
Stock option expirations	(332)	(3,700)
Other	25	(4)
Change in valuation allowance	(12,318)	(2,602)
Total income tax expense	$—	$—

For the fiscal years ended June 30, 2022 and 2021, the Company did not recognize any current income tax expense or benefit due to a full valuation allowance on its deferred income tax assets.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Deferred Income Tax Assets and Liabilities

As of June 30, 2022 and 2021, the income tax effects of temporary differences that give rise to significant deferred income tax assets and liabilities are as follows (in thousands):

	2022	2021
Deferred income tax assets:
Net operating loss carryforwards	$38,361	$26,985
Intangible assets	5,215	4,971
Share-based compensation	2,725	2,001
Start-up and organizational expenses	149	176
Accrued expenses and other	124	143
Property and equipment	20	—

Total deferred income tax assets	46,594	34,276
Valuation allowance for deferred income tax assets	(46,594)	(34,276)

Net deferred income tax assets	$—	$—

For the fiscal year ended June 30, 2022, the valuation allowance increased by $12.3 million, primarily as a result of the increase in net operating losses. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Unrecognized Tax Benefits

The Company did not have any unrecognized tax benefits as of June 30, 2022 and 2021. The Company’s policy is to account for any interest expense and penalties for unrecognized tax benefits as part of the income tax provision. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within the next twelve months.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Licensing Commitments

Please refer to Note 4 for further discussion of commitments to make milestone payments and to pay royalties under license agreements with XOMA and ActiveSite.

Employment Agreements

As of June 30, 2022, the Company was subject to employment agreements with two officers and an employee that provide for aggregate annual base salaries of $1.3 million. In the event the Company terminates employment of the officers without cause, severance benefits include (i) between six months and three years of base salary, (ii) 150% of annual target bonuses applicable to the terminated executive, and (iii) continuation of certain medical and dental benefits. In addition, vesting is accelerated for unvested stock options that would have otherwise vested during the period that the severance benefits are paid out.

401(k) Plan

The Company has a defined contribution employee benefit plan under section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all eligible employees who are entitled to participate six months after the commencement of employment. The Company matches contributions up to 4% of the participating employee’s compensation with such matching contributions vested immediately. Total contributions by the Company to the 401(k)

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Plan amounted to approximately $0.2 million and $0.1 million for the fiscal years ended June 30, 2022 and 2021, respectively.

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations. At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal fees are expensed as incurred.

NOTE 11 — RELATED PARTY TRANSACTIONS

Related Party Licensing Agreement

On September 15, 2020, the Company entered into an exclusive license agreement with Handok (the “Handok License”) for the territory of the Republic of Korea. The Handok License relates to pharmaceutical products in final dosage form containing the pharmaceutical compounds developed or to be developed by the Company, including those related to RZ358 and RZ402. The Handok License is in effect for a period of 20 years after the first commercial sale of each product and requires (i) milestone payments of $0.5 million upon approval of a New Drug Application (“NDA”) for each product in the territory, and (ii) the Company will sell products ordered by Handok at a transfer price equal to 70% of the net selling price of the products. To date, no milestone payments have been earned by the Company.

Investors in Registered Direct Offerings

In connection with the 2021 Underwritten Offering discussed in Note 7, a group of affiliated investors purchased approximately (i)1,930,000 shares of common stock at $6.50 per share for a total of $12.5 million, and (ii) 123,000 2021 PFWs at $6.49 each for a total of $0.8 million.

In connection with the 2022 RDO discussed in Note 7, certain officers and directors of the Company purchased 111,840 shares of common stock at $3.80 per share for a total of $0.4 million. In addition, the group of affiliated investors discussed above purchased (i) 3,421,052 shares of common stock at $3.80 per share for a total of $12.2 million, and (ii) 3,421,053 Class B PFWs at $3.799 each for a total of $12.2 million.

NOTE 12 - SUPPLEMENTAL FINANCIAL INFORMATION

Property and Equipment

Property and equipment consisted of the following as of June 30, 2022 and 2021 (in thousands):

	2022	2021

Office furniture and equipment	$56	$56
Less accumulated depreciation	(40)	(27)

Total	$16	$29

Depreciation expense related to property and equipment amounted to approximately $13,000 for each of the fiscal years ended June 30, 2022 and 2021.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

NOTE 13 — NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock and pre-funded warrants that are accounted for as equity instruments. For the calculation of diluted net loss per share, if the impact of accounting for pre-funded warrants as derivative liabilities is dilutive, the numerator is adjusted to eliminate gains on changes in fair value of such pre-funded warrants, and the denominator is adjusted to include the related pre-funded warrant shares.

The calculation of the weighted average number of shares outstanding for purposes of diluted net loss per share is also required to include the dilutive effect, if any, of stock options, warrants, and other common stock equivalents computed using the treasury stock method. For the fiscal years ended June 30, 2022 and 2021, all of such common stock equivalents were antidilutive and exclude from the calculations. In addition, the impact of applying the two-class method related to the Participating Warrants, was antidilutive for the calculation of both basic and diluted net loss per share.

Presented below are the calculations of the numerators and the denominators for basic and diluted net loss per share for the fiscal years ended June 30, 2022 and 2021 (in thousands except per share amounts):

	2022		2021
Calculation of Numerators:
Net loss for calculation of basic net loss per share	$(41,060)		$(20,902)
Dilutive derivative gains, net of losses, related to Class B PFWs:
Gain from change in fair value of derivative liability	(6,565)	(1)	—
Underwriting discount on issuance of derivative	2,495	(1)	—
Net loss for the calculation of diluted net loss per share	$(45,130)		$(20,902)

Calculation of Denominators:
Weighted Average number of common shares outstanding	16,254		7,671
Weighted average shares related to pre-funded warrants:
2021 PFWs	1,179	(2)	—
Class A PFWs	314	(3)	—
Class B PFWs	450	(4)	—
Weighted average shares for basic net loss per share	18,197		7,671
Weighted average adjustment for Class B PFWs	1,290	(5)	—
Weighted average shares for diluted net loss per share	19,487		7,671

Net loss per share of common stock:
Basic	$(2.26)		$(2.72)
Diluted	$(2.32)		$(2.72)

__________________

(1)	For the calculation of diluted net loss per share, the net impact of the discount expense and the derivative gain related to the Class B PFWs is dilutive and has been eliminated from the denominator for the period from the issuance date on May 4, 2022 through June 16, 2022, when the fair value of the Class B PFWs was reclassified to stockholders’ equity.
(2)	Represents the weighted average number of shares related to the 2021 PFWs discussed in Note 7 for the period from the issuance date on October 15, 2021 through June 30, 2022.
(3)	Represents the weighted average number of shares related to the Class A PFWs discussed in Note 7 for the period from the issuance date on May 4, 2022 through June 30, 2022.
(4)	Represents the weighted average number of shares related to the Class B PFWs discussed in Note 7 for the period when they became equity-classified on June 16, 2022 through June 30, 2022.

REZOLUTE, INC.

Notes to Consolidated Financial Statements

(5)	Represents the weighted average number of shares related to the Class B PFWs discussed in Note 7 during the period when they were liability-classified from the issuance date on May 4, 2022 through June 15, 2022.

As of June 30, 2022 and 2021, the following potential common stock equivalents were excluded from the calculation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

	2022	2021

Stock options	8,506	1,590
Warrants	1,150	1,158
Total	9,656	2,748

NOTE 14 — FINANCIAL INSTRUMENTS AND SIGNIFICANT CONCENTRATIONS

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

The derivative liabilities for the authorized share deficiencies discussed in Note 6 were classified under Level 3. These liabilities were required to be measured at fair value on a recurring basis from February 17, 2021 until May 26, 2021 for the first deficiency and from May 4, 2022 until June 16, 2022 for the second deficiency. Key valuation assumptions are summarized in Note 6.

The embedded derivative liabilities discussed in Note 5 were classified under Level 3 and were required to be measured at fair value on a recurring basis beginning on April 14, 2021. Fair value was determined based on management’s

REZOLUTE, INC.

Notes to Consolidated Financial Statements

assessment of the probability and timing of occurrence for the embedded derivatives using a discounted rate equal to the effective interest rate for the term A loan.

The following table sets forth a summary of changes in the fair value of embedded derivative liabilities for which fair value was determined by Level 3 inputs for the fiscal years ended June 30, 2022 and 2021 (in thousands):

	2022	2021

Fair value, beginning of fiscal year	$387	$—
Fair value of embedded derivatives upon execution of Loan Agreement	—	381
Loss from change in fair value	20	6
Fair value, end of fiscal year	$407	$387

Due to the relatively short maturity of the respective instruments, the fair value of cash and cash equivalents, accounts payable and accrued liabilities approximated their carrying values as of June 30, 2022 and 2021. The Company did not have any other assets and liabilities measured at fair value as of June 30, 2022 and 2021. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the fiscal years ended June 30, 2022 and 2021, the Company did not have any transfers of its assets or liabilities between levels of the fair value hierarchy.

Fair Value of Debt

Management believes the interest rate and other provisions of the Company’s term loan approximated the rate at which the Company could obtain alternative financing. Therefore, the carrying amount of the term loan was approximated at its fair value as of June 30, 2021.

Significant Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains its cash, cash equivalents and restricted cash at high-quality financial institutions. For the fiscal years ended June 30, 2022 and 2021, cash deposits exceeded the amount of federal insurance provided on such deposits. As of June 30, 2022 and 2021, substantially all of the Company’s cash and cash equivalents was invested with a single financial institution. The Company has never experienced any losses related to its investments in cash and cash equivalents.

NOTE 15 — SUBSEQUENT EVENTS

July 2022 Financing

In July 2022, the company entered into amended securities purchase agreements with Handok and certain of its affiliates.   Upon amendment of the securities and purchase agreement, the Company received gross proceeds of $12.3 million in exchange of the issuance of approximately 3.2 million shares of our common stock.  The Company incurred approximately $0.8 million for underwriting commissions and other offering costs, resulting in net proceeds of $11.6 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and such information is accumulated and communicated to our management, including the individual that serves as both our chief executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of senior management, including our chief executive officer (our principal executive and financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, our chief executive officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report were not effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control—Integrated Framework. Based on that assessment under those criteria, our management has determined that, as of June 30, 2022, our internal control over financial reporting was not effective due to a material weakness in the system of internal control that related to an inadequate segregation of duties. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely manner.

The material weakness identified by management is that due to our limited number of employees, we have not adequately segregated certain duties to prevent employees from overriding the internal control system. During our fiscal years ended June 30, 2022 and 2021, we have hired additional personnel which enabled us to better segregate many functions, and we recently implemented more robust accounting software that is expected to result in stronger controls. While we believe these are important steps in our ongoing remediation efforts, we concluded that this material weakness had not been remediated as of June 30, 2022. We cannot provide assurance that the actions taken to date or other measures will eventually result in the elimination of the material weakness related to the segregation of duties.

Changes in Internal Control over Financial Reporting

Prior to the fiscal year ended June 30, 2022, we had identified a material weakness whereby we had ineffective treasury controls over authorized share limits such that an inadequate number of shares is authorized to ensure that all securities and contracts to issue common shares may be exercised, converted or exchanged.  During the fiscal year ended June 30, 2022, we successfully remediated this material weakness. There were no other changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  There were no other changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information as of June 30, 2022 with respect to our directors, executive officers and key employees. The term for each director expires at our next annual meeting or until his or her successor is appointed.

Name	Age	Position	Date Appointed

Nevan Charles Elam	54	Acting Chairman of the Board of Directors and Chief Executive Officer	January 31, 2013
Young-Jin Kim	65	Director	February 10, 2019
Gil Labrucherie	51	Director	November 20, 2019
Philippe Fauchet	64	Director	September 10, 2020
Nerissa Kreher, M.D.	49	Director	March 2, 2021
Wladimir Hogenhuis, M.D.	57	Director	March 2, 2021
Brian Roberts, M.D.	47	Chief Medical Officer	October 23, 2020

Set forth below is biographical information with respect to each of the aforementioned individuals.

Nevan Charles Elam. Mr. Elam has served as our Chief Executive Officer since January 2013 and also currently serves as our principal financial officer. Mr. Elam is also serving as our Acting Chairman of the Board since May 2022. Prior to Mr. Elam’s service with Rezolute, he has served various leadership roles throughout his career including as Chief Executive Officer of a European medical device company, co- founder and Chief Financial Officer of a software company, as well as a Senior Vice President at Nektar Therapeutics. Earlier in his career, Mr. Elam was a corporate partner in the law firm of Wilson Sonsini Goodrich & Rosati. He serves as Director of Savara, Inc. Mr. Elam received his Juris Doctorate from Harvard Law School and a Bachelor of Arts from Howard University. We believe that Mr. Elam’s experience advising pharmaceutical companies of their unique legal and regulatory obligations qualifies him to serve on the Board.

Young-Jin Kim. Mr. Kim serves as a member of our Board and served as Chairman of the Board until May 2022. Mr. Kim is Chairman and Chief Executive Officer Handok Inc. (“Handok”), one of the leading pharmaceutical companies in the Republic of Korea. Since May 2022, Mr. Kim has also served as chairman of the Board of Directors of Genexine Inc. Mr. Kim joined Handok in 1984 and spent two years between 1984 and 1986 working at Hoechst AG in Frankfurt, Germany. Between 1991 and 2005, he served as CEO of Roussel Korea, Hoechst Marion Roussel Korea and Aventis Pharma Korea and also appointed as the Country Manager of Hoechst AG and Aventis in Korea between 1996 and 2005. In 1996, he was appointed as CEO of Handok. Mr. Kim has been serving as President of Handok Jeseok Foundation since 2014. He has also been serving as President of KDG (Korean-German Society) since 2010. Mr. Kim received an MBA at the Kelley School of Business at Indiana University in 1984 and received the award of Distinguished Alumni Fellows from Indiana University. Mr. Kim completed Advanced Management Program at the Harvard Business School in 1996. We believe Mr. Kim’s experience working with pharmaceutical companies qualifies him to serve on the Board.

Gil Labrucherie. Mr. Labrucherie serves as a member of our Board. Mr. Labrucherie brings more than 20 years of senior leadership experience in finance, legal and corporate development to the Board. He currently serves as Chief Financial Officer at ACELYRIN, Inc, a late-stage clinical biopharma company with an initial focus in immunology. Previously he served as Chief Financial Officer of Nektar Therapeutics, a publicly traded development stage biopharmaceutical company, from 2016 to June 2022, and also has held the position of Chief Operating Officer since 2019. Prior to serving as Chief Operating Officer and Chief Financial Officer of Nektar, he was Senior Vice President, General Counsel and Secretary of Nektar from 2007 to 2016. Earlier in his career, Mr. Labrucherie was an executive at different organizations where he was responsible for global corporate alliance and mergers and acquisitions. Mr. Labrucherie began his career as an associate in the corporate practice of the law firm of Wilson Sonsini Goodrich & Rosati. Mr. Labrucherie received his J.D. from University of California Boalt Hall School of Law, where he was a member of the California Law Review and Order of the Coif, and received his B.A. with highest honors from the University of California, Davis. Mr. Labrucherie is a member of the State Bar of California and is a Certified Management Accountant. We believe Mr. Labrucherie’s experience as the Chief Operating Officer and Chief Financial Officer of a public biotechnology company and his management background as an executive in different organizations qualify him to serve on the Board.

Philippe Fauchet. Mr. Fauchet serves as a member of our Board. Mr. Fauchet has spent more than 35 years in the pharmaceutical industry, most recently as the Chairman of GlaxoSmithKline K.K. from April 2017 to February 2019. Mr. Fauchet joined GlaxoSmithKline K.K. as President & Representative Director in 2010. Previously, he served as Senior Vice President, Corporate Business Development Head of Sanofi-Aventis Group and a member of the Management Committee. Mr. Fauchet is an independent director on the board of JCR Pharmaceutical (4502.T) as well as a director of unlisted Japanese biotech companies. Mr. Fauchet is a graduate of Hautes Etudes Commerciales in France and received a Bachelor of Law at Paris X University. He is an Honorary Officer of the Order of the British Empire (O.B.E.). We believe Mr. Fauchet’s experience in the pharmaceutical industry qualifies him to serve on the Board.

Nerissa Kreher, M.D., M.S., MBA. Dr. Kreher serves as a member of our Board. She has served as Chief Medical Officer of Entrada Therapeutics, Inc. since December 2020. From February 2019 to October 2020, Dr. Kreher served as Chief Medical Officer at Tiburio Therapeutics, Inc., where she was responsible for clinical development, clinical operations, regulatory and patient advocacy. From October 2016 to December 2018, Dr. Kreher served as Chief Medical Officer at Avrobio, Inc., where she oversaw clinical and regulatory development strategy for the Company’s rare disease, ex vivo lentiviral gene therapy pipeline programs. From March 2015 to July 2016, Dr. Kreher served as Global Head (VP) of Clinical and Medical Affairs of Zafgen, Inc., where she was a strategic leader of a cross-functional team charged with creation of global development strategy for beloranib. Dr. Kreher is a board-certified pediatric endocrinologist and holds multiple degrees including her B.S. in biology from University of North Carolina at Chapel Hill, M.D. from East Carolina University, an M.S. in clinical research from Indiana University-Purdue University Indianapolis, and an MBA from Northeastern University Graduate School of Business Administration. We believe Dr. Kreher’s experience in the pharmaceutical industry and her service as an executive and Chief Medical Officer of a range of private and publicly held companies qualify her to serve on the Board.

Wladimir Hogenhuis, M.D., MBA. Dr. Hogenhuis serves as a member of our Board. He is currently the Chief Executive Officer of Chimera Bioengineering, where he also serves on the Board of Directors. He previously served as Chief Operating Officer of Ultragenyx Pharmaceutical Inc. (NASDAQ: RARE) with responsibilities for global commercial operations, business development, and manufacturing of medicines for patients with rare diseases. Before that, Dr. Hogenhuis served as Senior Vice President and Global Franchise Head, Specialty Pharmaceuticals of GlaxoSmithKline Plc. (LSE/NYSE: GSK), from December 2012 to September 2018. From 1994 to 2012, he served in leadership positions at Merck in the US, China, and Europe, where he was responsible for managing the P&L of specialty and cardiovascular care medicines. He also served as a National Institutes of Health Fellow in Medical Decision Making at New England Medical Centre in Boston, and as a Naval Lieutenant Surgeon in the Royal Dutch Navy. Dr. Hogenhuis currently serves on the board of GATT Technologies B.V., a private company in the Netherlands developing novel surgical hemostats and sealants. He previously served as a member of the Board of Directors of Vision 2020, a global initiative for the elimination of avoidable blindness, a joint program of the World Health Organization and the International Agency for the Prevention of Blindness. Dr. Hogenhuis received his M.D. Cum Laude from the University of Leiden in the Netherlands and received an M.B.A. from the Wharton School of Business at The University of Pennsylvania, Philadelphia. We believe Dr. Hogenhuis’s experience in the pharmaceutical industry and his service on the board of directors of a range of private companies qualify him to serve on the Board.

Brian Roberts, M.D. Dr. Roberts has served as our Chief Medical Officer since June 2022. Prior to serving as Chief Medical Officer, he served as our Senior Vice President and Head of Clinical Development, from October 2020 to June 2022, and as our Vice President of Clinical Development from April 2017 to October 2020. Prior to joining us, Dr. Roberts served as Senior Director at Fibrogen, Inc. from 2012 to April 2017, where he directed clinical development and helped successfully launch and execute the global Phase 3 program and pharmaceutical partnership for a novel oral therapy for anemia associated with kidney disease, concluding the largest Phase 3 program ever conducted in CKD anemia, and resulting in global NDA filings. From 2007 until 2012 Dr. Roberts held clinical development positions of increasing responsibility at Metabolex, Inc. Dr. Roberts received his B.S. in biochemistry from the University of California, San Diego and his M.D. Magna Cum Laude from Georgetown University.

Family Relationships

There are no family relationships between any of our directors and executive officers.

Legal Proceedings

During the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;
●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law;
●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Committees of the Board of Directors

The standing committees of our Board of Directors are the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee operates under an Audit Committee Charter that is available on our website, www.rezolutebio.com. The functions performed by our Audit Committee consist of selection of the firm of independent registered public accountants to be retained by us subject to stockholder ratification, periodic meetings with our independent registered public accountants to review our accounting policies and internal controls, review the scope and adequacy of the independent registered public accountants’ examination of our annual financial statements, and pre-approval of services rendered by our independent registered public accountants and pre-approval of all related-party transactions.

Mr. Labrucherie serves as the chairman of the audit committee and along with Mr. Fauchet and Dr. Hogenhuis are “independent directors” as defined in Rule 5605(a)(2) of the Nasdaq Listing Rules. In addition, the Board determined that Mr. Gil Labrucherie and Dr. Hogenhuis are qualified as “audit committee financial experts” as such term is used in the rules and regulations of the SEC. Accordingly, the functions of our Audit Committee are now being performed by independent directors that serve as members of our Audit Committee. Our Audit Committee held four meetings during the fiscal year ended June 30, 2022.

For the fiscal year ended June 30, 2022, Mr. Labrucherie, Mr. Fauchet and Dr. Hogenhuis received additional compensation for their service as a member of our Audit Committee as discussed under the caption Non-Employee Director Compensation below.

Compensation Committee

The Compensation Committee operates under a Compensation Committee Charter that is available on our website, www.rezolutebio.com. Mr. Labrucherie, Mr. Fauchet, Dr. Hogenhuis and Dr. Kreher each serve as members of the Compensation Committee and are each considered an “independent director” as defined in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Compensation Committee is responsible for establishing and administering our compensation arrangements for all executive officers.

The functions performed by our Compensation Committee provided for meetings no less frequently than annually (and more frequently as circumstances dictate) to discuss and determine executive officer and director compensation. The Compensation Committee has not retained the services of any compensation consultants. However, from time to time it utilizes compensation data from companies that the Compensation Committee deems to be competitive with us in connection with its annual review of executive compensation. The Compensation Committee has the power to form and delegate authority to subcommittees when appropriate, provided that such subcommittees are composed entirely of directors who would qualify for membership on the Compensation Committee pursuant to applicable Nasdaq Listing Rules. Our Compensation Committee held seven meetings during the fiscal year ended June 30, 2022.

For the fiscal year ended June 30, 2022, Mr. Labrucherie, Mr. Fauchet, Dr. Hogenhuis and Dr. Kreher received additional compensation for their service as a member of our Compensation Committee as discussed under the caption Non-Employee Director Compensation below.

Nominating and Governance Committee

The Nominating and Governance Committee operates under a Nominating and Governance Committee Charter that is available on our website at www.rezolutebio.com. The Nominating and Governance Committee was established in accordance with the rules and regulations of the SEC Given the overlap between the nominating and corporate governance function with the compensation function, the Company’s independent board members historically have served as the members of the Nominating and Governance Committee through June 30, 2022. Although both the Compensation Committee and the Nominating and Governance Committee had remained separate committees, board membership on both committees counted as one for board compensation purposes. Effective July 1, 2022, the Nominating and Governance Committee was eligible for separate compensation, and members will receive additional compensation for their service as a member of this committee.

Stockholders who wish to recommend nominees for consideration by the Nominating and Governance Committee must submit their nominations in writing to our Acting Chairman of the Board of Directors. Submissions must include sufficient biographical information concerning the recommended individual for the Nominating and Governance Committee to consider, including age, five-year employment history with employer names and a description of the employer’s business, whether such individual can read and comprehend basic financial statements, and other board memberships (if any) held by the recommended individual. The submission must be accompanied by a written consent of the individual to stand for election if nominated by the Nominating and Governance Committee and to serve if elected by stockholders. The Nominating and Governance Committee may consider such stockholder recommendations when it evaluates and recommends nominees to the Board of Directors for submission to the stockholders at each annual meeting.

The Nominating and Governance Committee do not have a specific diversity policy, but consider diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for Board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process. Our Nominating and Governance Committee held one meeting during the fiscal year ended June 30, 2022.

Scientific Advisory Board

We have established a Scientific Advisory Board (“SAB”). The members of the SAB are Adrian Vella, M.D., Quan Dong Nguyen, M.D., MSc, Robert B. Bhisitkul, M.D., PH.D. and Jerrold Olefsky, M.D.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2022, all filing requirements applicable to its executive officers, directors and ten percent beneficial owners were complied with except that (i) Form 4 was filed late by Wladimir Hogenhuis for shares of common stock purchased in the October 15, 2021 public offering, (ii) Form 4 was filed late by Young-Jin Kim for stock options granted in June 2022, and (iii) Handok failed to file a Form 4 for shares of common stock purchased during the 2021 RDO.

Item 11. Executive Compensation.

Summary Compensation Table

Our named executive officers consist of all individuals that served as our principal executive officer during the fiscal year ended June 30, 2022, and the next most highly compensated executive officer who was serving as an executive officer as of June 30, 2022. The following table sets forth information concerning the compensation of Mr. Elam and Dr. Roberts, (our “Named Executive Officers”) during the fiscal years ended June 30, 2022 and 2021:

						Stock
	Fiscal					Option		All Other
Name and Position	Year	Salary		Bonus		Awards		Compensation		Total

Nevan Charles Elam	2022	$515,000	(1)	$378,750	(3)	$6,862,960	(5)	$24,590	(6)	$7,781,300
Chief Executive Officer	2021	$495,682	(1)	$490,980	(4)	$3,888,117	(5)	$21,953	(6)	$4,896,732

Brian Roberts, M.D.	2022	$401,500	(2)	$121,875	(3)	$1,847,720	(5)	$52,053	(7)	$2,423,148
Chief Medical Officer	2021	$371,364	(2)	$171,300	(4)	$775,203	(5)	$36,074	(8)	$1,353,941

(1)	Pursuant to the amended and restated employment agreement discussed below, on July 31, 2019, Mr. Elam’s base salary increased to $490,000 with an effective date of June 1, 2019, and subsequently increased to $505,000 on February 15, 2021. On May 25, 2022, Mr. Elam’s base salary was increased to $525,000, with an effective date of January 1, 2022. Mr. Elam also serves as Acting Chairman of our Board of Directors for which no incremental compensation is paid.
(2)	Pursuant to the employment agreement discussed below, Dr. Roberts received an annual base salary of $360,000 through February 14, 2021. On February 15, 2021, Dr. Roberts’ base salary increased to $390,000, and subsequently increased to $405,900 on January 1, 2022. On May 25, 2022, Dr. Roberts was appointed by our Board of Directors as our Chief Medical Officer, with a base salary of $450,000 effective June 1, 2022.
(3)	On May 25, 2022, the Board of Directors approved bonus payments for calendar year 2021 services in the amounts shown in the table. In June 2022, these cash bonus payments were paid to each executive officer.
(4)	On October 7, 2020, in connection with the Company’s financing and up listing, the Board of Directors approved bonus payments to Mr. Elam for approximately $197,000 and Dr. Roberts for approximately $60,000. These bonus payments were paid to each executive officer in October 2020. On February 11, 2021, the Board of Directors approved bonus payments for calendar year 2020 services to Mr. Elam for $294,000 and Dr. Roberts for approximately $104,000. In February 2021, these cash bonus payments were paid to each executive officer.
(5)	The aggregate grant date fair value for stock option awards is computed in accordance with ASC 718 set forth by the Financial Accounting Standards Board. A discussion of key assumptions made in the valuation of stock options is presented in Note 8 to our consolidated financial statements, included in Item 8 of this Annual Report. For purposes of this table, the entire fair value of awards with time-based vesting are reflected in the year of grant, whereas under ASC 718 the fair value of such awards is generally recognized over the vesting period in our financial statements.

(6)	Amount includes health, dental, disability and life insurance premiums under our employee benefit plans.
(7)	Amount consists of health, dental, disability and life insurance premiums under our employee benefit plans of $36,553, health club fees of $3,300, and matching contributions under our 401(k) Plan of $12,200.
(8)	Amount consists of health, dental, disability and life insurance premiums under our employee benefit plans of $21,512, health club fees of $300, and matching contributions under our 401(k) Plan of $14,262.

Narrative Disclosure to Summary Compensation Table

Presented below is summary of key terms of employment agreements with our Named Executive Officers:

Nevan Charles Elam

On June 23, 2015, we entered into an amended and restated employment agreement with Nevan Charles Elam to serve as our Chief Executive Officer. Under the terms of this agreement Mr. Elam is entitled to receive an annual base salary of $450,000 plus a calendar year target bonus up to 60% of his annual base salary based on performance criteria set forth by the Board of Directors. Effective June 1, 2019, the Board of Directors approved an increase in Mr. Elam’s base salary to $490,000. Effective February 15, 2021, the Board of Directors approved an increase in Mr. Elam’s base salary to $505,000.  Effective January 1, 2022, the Board of Directors approved an increase in Mr. Elam’s base salary to $525,000. Mr. Elam is eligible to participate in all benefit programs available to our executives and employees, including medical, dental, life and disability insurance plans, and our employee stock option plans. The employment agreement requires Mr. Elam to undertake certain confidentiality, non-competition and non-solicitation obligations. In the event that we terminate Mr. Elam’s employment without “Cause” or if Mr. Elam resigns for “Good Reason”, we are required to pay a severance benefit equal to (i) three times his then current annual base salary, (ii) 150% of his annual Target Bonus, (iii) payment of accrued vacation benefits, and (iv) continuation of certain other benefits such as medical and dental insurance. The aggregate severance benefit is payable over a period of twelve months (the “Elam Severance Period”), and any outstanding stock options that are subject to vesting shall have vesting accelerated with respect to the number of shares that would have vested during the Elam Severance Period as if Mr. Elam had remained employed by us during such period. The terms “Cause” and “Good Reason” are defined in the employment agreement.

Brian Roberts, M.D.

On July 22, 2019, we entered into an employment agreement with Brian Roberts to serve as our Vice President of Clinical Development. Under the terms of this agreement Dr. Roberts is entitled to receive annual base salary of $360,000 plus calendar year target bonus up to 25% of his annual base salary based on performance criteria set forth by the Board of Directors. On October 23, 2020, Dr. Roberts was appointed Senior Vice President, Clinical Development. Effective January 1, 2022, the Board of Directors approved an increase in Dr. Roberts’ salary to $405,900.  Effective June 1, 2022, Dr. Roberts was appointed Chief Medical Officer and annual base salary increase was approved to $450,000 with an increase in target bonus to 40% of his annual base salary. The employment agreement requires Mr. Roberts to undertake certain confidentiality, non-competition and non-solicitation obligations. In the event that we terminate Dr. Roberts’ employment without “Cause” or if Dr. Roberts resigns for “Good Reason”, we are required to pay a severance benefit equal to six months’ salary. The aggregate severance benefit is payable over a period of six months (the “Roberts Severance Period”), and any outstanding stock options that are subject to vesting shall have vesting accelerated with respect to the number of shares that would have vested during the Roberts Severance Period as if Dr. Roberts had remained employed by us during such period. The terms “Cause” and “Good Reason” are defined in the employment agreement.

Outstanding Equity Awards

As of June 30, 2022, there were no restricted stock awards and no stock options that provide for performance vesting conditions held by any of our Named Executive Officers. The following table provides a summary of equity awards outstanding, consisting solely of stock options, for each of our Named Executive Officers as of June 30, 2022:

		Number of Securities Underlying			Option	Option
	Grant	Unexercised Options			Exercise	Expiration
Name	Date	Exercisable	Unexercisable		Price	Date

Nevan Charles Elam
	7/31/19	195,833	4,167	(1)	$14.50	7/31/29
	6/14/21	125,000	250,000	(2)	12.28	6/14/31
	6/23/22	—	2,600,000	(4)	3.40	6/23/32

Total for Mr. Elam		320,833	2,854,167

Brian Roberts, M.D.
	7/31/19	39,166	834	(1)	$14.50	7/31/29
	6/14/21	37,500	37,500	(3)	12.28	6/14/31
	6/23/22	—	700,000	(4)	3.40	6/23/32

Total for Dr. Roberts		76,666	738,334

(1)	These stock options vest over a three-year period as follows: 25% of the shares underlying the options became exercisable on the grant date and the remainder of the shares underlying the options became exercisable in equal monthly installments over the remaining 36 months thereafter, subject to the executive’s continued service through each vesting date.
(2)	These stock options vest over a three-year period as follows: the shares underlying the options become exercisable in equal monthly installments over 36 months beginning on July 1, 2021, subject to the executive’s continued service through each vesting date.
(3)	These stock options vest over a three-year period as follows: 25% of the shares underlying the options became exercisable on grant date and the remaining shares underlying the options become exercisable in equal monthly installments over the remaining 36 months beginning on July 1, 2021, subject to the executive’s continued service through each vesting date.
(4)	These stock vest over a four-year period as follows: 25% of the shares underlying the options become exercisable on the anniversary of the grant date and the remaining shares underlying the options become exercisable in equal monthly installments over the remaining 36 months beginning on July 1, 2023, subject to the executive’s continued service through each vesting date.

Options Exercised

As of June 30, 2022, there were no shares acquired upon the exercise of stock options for any of our Named Executive Officers.

Director Compensation

Effective January 1, 2021, we began using a combination of cash and share-based incentive compensation to attract and retain qualified candidates to serve on our Board of Directors. Additionally, our directors are reimbursed for reasonable travel expenses incurred in attending meetings. Presented below is a listing of the individuals that served as directors and the related committee appointments during the fiscal year ended June 30, 2022:

		Committee Appointments
Director Name		Audit	Compensation	Nominating and Governance
Committee Members as of June 30, 2022:
Gil Labrucherie	(1)	X	X	X
Philippe Fauchet	(2)	X	X	X
Wladimir Hogenhuis	(3)	X	X	X
Nerissa Kreher	(4)		X	X
Young-Jin Kim	(5)

(1)	Mr. Labrucherie was appointed to serve as a member of our Board of Directors, Compensation Committee, Nominating and Governance Committee, and as chairman of our Audit Committee on November 20, 2019.
(2)	Mr. Fauchet was appointed to serve as a member of our Board of Directors, Audit Committee, Nominating and Governance Committee and as a chairman of our Compensation Committee on September 10, 2020.
(3)	Dr. Hogenhuis was appointed to serve as a member of our Board of Directors, Audit Committee, Nominating and Governance Committee and Compensation Committee on March 2, 2021.
(4)	Dr. Kreher was appointed to serve as a member of our Board of Directors and Compensation Committee Nominating and Governance Committee on March 2, 2021.
(5)	Mr. Young-Jin Kim was appointed to serve as our Chairman of the Board of Directors on February 16, 2019. He resigned from this position in May 2022, however, remains a member of our Board of Directors.

Director Compensation Table

Nevan Charles Elam, Acting Chairman of our Board of Directors, effective May 2022, and our Chief Executive Officer, did not receive any additional compensation for serving as a director and has been excluded from this table. Please refer to the “Executive Compensation” section above for a description of Mr. Elam’s compensation. In addition, our director and former Chairman, Young-Jin Kim, has historically not reeved any compensation for his service on the Board. In June 2022, the Board determined to provide Mr. Kim with a one-time grant of stock options in recognition of his contributions as Chairman. The following table provides information related to the compensation of the remaining individuals that served as a member of our Board of Directors during the fiscal year ended June 30, 2022:

	Fees Earned		Option
	or Paid in		Awards ($)
Name	Cash ($)		(6)		Total ($)

Gil Labrucherie	57,000	(1)	211,168	(7)	268,168
Phillipe Fauchet	57,000	(2)	211,168	(7)	268,168
Wladimir Hogenhuis	54,000	(3)	211,168	(7)	265,168
Nerissa Kreher	47,000	(4)	211,168	(7)	258,168
Young-Jin Kim	—	(5)	105,584	(8)	105,584

(1)	Consists of $40,000 for serving as a member of the Board of Directors, $10,000 for serving as Chairman of the Audit Committee and $7,000 for serving as a member of the Compensation Committee.
(2)	Consists of $40,000 for serving as a member of the Board of Directors, $10,000 for serving as Chairman of the Compensation Committee and $7,000 for serving as a member of the Audit Committee.

(3)	Consists of $40,000 for serving as a member of the Board of Directors, $7,000 for serving as a member of the Compensation Committee and $7,000 for serving as a member of the Audit Committee.
(4)	Consists of compensation for fiscal year ended June 30, 2022 of $40,000 for serving as a member of the Board of Directors and $7,000 for serving as a member of the Compensation Committee.
(5)	Mr. Young-Jin Kim served as our Board Chairman until May 2022, for which he did not receive any compensation. Mr. Kim remains a member of our Board of Directors.
(6)	The aggregate grant date fair value for stock option awards is computed in accordance with ASC 718 set forth by the Financial Accounting Standards Board. A discussion of key assumptions made in the valuation of stock options is presented in Note 8 to our consolidated financial statements, included in Item 8 of this Annual Report. For purposes of this table, the entire fair value of awards is reflected in the year of grant, whereas under ASC 718 the fair value of such awards is generally recognized over the vesting period in our financial statements.
(7)	Consists of the fair value of stock options granted on June 23, 2022 for 80,000 shares exercisable at $3.40 per share for a period of ten years. These stock options vest ratably over 36 months until July 1, 2025 when the entire award will be vested.
(8)	Consists of the fair value of stock options granted on June 23, 2022 for 40,000 shares exercisable at $3.40 per share for a period of ten years. These stock options vest ratably over 36 months until July 1, 2025 when the entire award will be vested.

The aggregate number of outstanding options held by our non-employee directors as of June 30, 2022 was as follows:

	Shares Underlying
	Options outstanding
	Vested	Unvested

Gil Labrucherie	8,554	84,446
Philippe Fauchet	5,110	84,890
Wladimir Hogenhuis	3,333	86,667
Nerissa Kreher	3,333	86,667
Young-Jin Kim	—	40,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock by (i) each director, (ii) each Named Executive Officer, (iii) all directors and executive officers as a group, and (iv) each person who we know beneficially owns more than 5% of our common stock, in each case as of September 8, 2022 (the “Determination Date”), unless otherwise indicated below. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and generally includes voting or investment power with respect to such securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power and investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days after the Determination Date through the exercise of any pre-funded warrant, warrant, stock option, or other right. Shares subject to beneficial ownership through the exercise of pre-funded warrants, stock options and warrants are deemed to be outstanding and beneficially owned for the purpose of computing share and percentage ownership of that person or entity, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or entity. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown beneficially owned by them. This information is not necessarily indicative of beneficial ownership for any other purpose.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 36,827,567 shares of common stock issued and outstanding as of the Determination Date. Unless otherwise indicated, the address of our directors and executive officers is c/o Rezolute, Inc., 201 Redwood Shores Parkway, Suite 315, Redwood City, California 94065.

		Beneficial		Percent
Name of Beneficial Owner	Position with Company	Ownership		of Class
Stockholders in excess of 5%
Entities associated with Federated Hermes, Inc.	Stockholder	7,549,032	(1)	19.9%
Handok, Inc.	Stockholder	5,942,617	(2)	16.1%
Stonepine Capital, L.P.	Stockholder	3,001,926	(3)	8.2%
Genexine, Inc.	Stockholder	1,826,019	(4)	5.0%
Directors and Executive Officers:
Nevan Charles Elam	Chief Executive Officer, Acting Chairman of the Board of Directors	379,900	(5)	1.0%
Young-Jin Kim	Director	6,027,119	(6)	16.4%
Gil Labrucherie	Director	74,821	(7)	*
Philippe Fauchet	Director	17,388	(8)	*
Wladimir Hogenhuis	Director	48,526	(9)	*
Nerissa Kreher	Director	15,833	(10)	*
Brian Roberts	Chief Medical Officer	107,864	(11)	*
Directors and executive officers as a group (7 people)		6,671,451	(12)	17.9%

(1)

The number of shares includes 6,610,274 shares of common stock held by entities associated with Federated Hermes, Inc., 123,000 shares currently issuable upon the exercise of pre-funded warrants at $0.01 per share and 815,758 shares currently issuable under the exercise of pre-funded warrants at $0.001 per share. The number of shares excludes 400,000 shares currently issuable upon the exercise of warrants at $19.50 per share due to a 14.99% ownership blocker and 2,605,295 shares currently issuable upon the exercise of Class B pre-funded warrants at $0.001 per share that due to a 19.99% ownership blocker. These shares are owned by separate entities which are collectively referred to as the “Funds” which are managed by Federated Equity Management Company of Pennsylvania and subadvised by Federated Global Investment Management Corp., which are wholly owned subsidiaries of FII Holdings, Inc., which is a wholly owned subsidiary of Federated Hermes, Inc. (the “Parent”). All of the Parent’s outstanding voting stock is held in the Voting Shares Irrevocable Trust (the “Trust”) for which Thomas R. Donahue, Rhodora J. Donahue and J. Christopher Donahue act as trustees (collectively referred to as the “Trustees”). The Parent’s subsidiaries have the power to direct the vote and disposition of the securities held by the Funds. Each of the Parent, its subsidiaries, the Trust, and each of the Trustees expressly disclaim beneficial ownership of such securities. The address of the entities associated with Federated Hermes, Inc. is 4000 Ericsson Drive, Warrendale, PA 15086.

(2)

Voting and investment authority over our shares of common stock owned by Handok, Inc. is held by the board of directors of Handok, Inc. The address of stockholder is 132, Teheran-Ro, Gangman Gu, Seoul, Republic of Korea.

(3)

The amount reported as beneficially owned in the table is based solely on a Schedule 13G/A filed with the SEC on February 14, 2022, reporting beneficial ownership as of December 31, 2021, a Schedule 13F-HR filed with the SEC on August 12, 2022, reporting holdings as of June 30, 2022, and this number may have changed subsequent to June 30, 2022. Stonepine Capital Management, LLC, is the General Partner of the partnership and Jon M. Plexico and Timothy P. Lynch are the control persons of the General Partner. Each reporting person disclaims beneficial ownership of except to the extent of that person’s pecuniary interest therein. The address of the filers is 919 NW Bond Street, Suite 20, Bend, Oregon 977003-2767.

(4)

Voting and investment authority over our shares of common stock owned by Genexine, Inc. is held by the board of directors of Genexine, Inc. The address of stockholder is 700 Daewangpangyo-ro, Korea Bio Park, Building B Seongnam-Si, 13488, Republic of Korea.

(5)	Consists of (i) 2,817 shares of our common stock and (ii) 377,083 shares of our common stock issuable upon exercise of stock options that are exercisable within 60 days of the Determination Date.
(6)

Consists of (i) 78,947 shares of our common stock owned by Mr. Kim and (ii) 5,942,617 shares of our common stock that are owned by Handok, Inc. and (iii) 5,555 shares of our common stock issuable upon exercise of stock options that are exercisable within 60 days of the Determination Date.  As Chairman and CEO of Handok, Inc., Mr. Kim has shared investment and voting authority over the shares owned by Handok, Inc.

(7)

Consists of (i) 53,752 shares of our common stock owned by a trust controlled by Mr. Labrucherie and (ii) 21,249 shares of our common stock issuable upon exercise of stock options that are exercisable within 60 days of the Determination Date.

(8)	Consists of (i) 17,388 shares of our common stock issuable upon exercise of stock options that are exercisable within 60 days of the Determination Date.
(9)	Consists of (i) 32,693 shares of our common stock and (ii) 15,833 shares of our common stock issuable upon exercise of stock options that are exercisable within 60 days of the Determination Date.
(10)	Consists of (i) 15,833 shares of our common stock issuable upon exercise of stock options that are exercisable within 60 days of the Determination Date.
(11)	Consists of (i) 22,552 shares of our common stock and (ii) 85,312 shares of our common stock issuable upon exercise of stock options that are exercisable within 60 days of the Determination Date
(12)

Consists of (i) 6,133,198 shares of our common stock that are either owned or beneficially owned by our directors and officers as discussed above and (iii) an aggregate of 538,253 shares of our common stock issuable upon exercise of stock options that are exercisable within 60 days of the Determination Date.

*	Less than 1%.

Equity Compensation Plan Information

The following table displays equity compensation plan information as of June 30, 2022:

		Shares to be Issued Upon		Securities
	Plan	Exercise of Outstanding Options:		Available
	Termination	Number of	Weighted Average	For Future
	Date	Shares	Exercise Price	Issuance
Equity compensation plans approved by security holders:
2015 Non-Qualified Stock Option Plan	February 23, 2020	36	$50.73	—
2016 Non-Qualified Stock Option Plan	October 31, 2021	256	22.77	—
2021 Equity Incentive Plan	March 31, 2031	8,014	4.24	2,686
Equity compensation plans not approved by security holders:
2019 Non Qualified Stock Option Plan	July 31, 2029	200	14.50	—

Total		492	5.24	2,686

Item 13. Certain Relationships and Related Transactions and Director Independence.

Review, Approval or Ratification of Transactions with Related Persons

We have not adopted a policy on related party transactions and rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

As the Company is listed on the Nasdaq Capital Market, we have used the definition of “independence” of the Nasdaq Stock Market to determine whether our directors are independent. We have determined that as of June 30, 2022, Mr. Labrucherie, Mr. Fauchet, Dr. Hogenhuis and Dr. Kreher were independent directors as defined by Nasdaq Rule 5605(a)(2), and for purposes of Section 16 of the Exchange Act. Nasdaq Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Presented below is a summary of transactions with related parties for the fiscal years ended June 30, 2022 and 2021:

Licensing Agreement

On September 15, 2020, we entered into an exclusive license agreement with Handok (the “Handok License”) for the territory of the Republic of Korea. The Handok License relates to pharmaceutical products in final dosage form containing the pharmaceutical compounds developed or to be developed by us, including those related to RZ358 and RZ402. The Handok License is in effect for a period of 20 years after the first commercial sale of each product and requires (i) milestone payments of $0.5 million upon approval of a New Drug Application (“NDA”) for each product in the territory, and (ii) we will sell products ordered by Handok at a transfer price equal to 70% of the net selling price of the products. To date, no milestone payments have been earned by us.

Investors in Registered Direct Offerings

In connection with the 2021 RDO, Handok, an entity affiliated with a member of the Board of Directors, purchased 769,231 shares of our common stock at a purchase price of $6.50 per share, whereby we received gross proceeds of $5.0 million.

In connection with the 2022 RDO, certain officers and directors of the Company purchased 111,840 shares of common stock at $3.80 per share for a total of $0.4 million.

Item 14. Principal Accounting Fees and Services.

Principal Accounting Fees and Services

The aggregate fees billed by Plante & Moran, PLLC for professional services rendered to us for the years ended June 30, 2022 and 2021 are set forth in the table below.

	2022		2021
	Amount	Percent	Amount	Percent

Audit fees (1)	$259,000	85%	$175,500	82%
Tax fees	47,225	15%	38,100	18%
Total	$306,225	100%	$213,600	100%

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

Pre-Approval Policy

Our Audit Committee endeavors to approve in advance all services provided by our independent registered public accounting firm. All services provided by of our independent registered public accounting firm for the fiscal years ended June 30, 2022 and 2021 were pre-approved by the Audit Committee.

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

(a)(3) Exhibits

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
●	may apply standards of materiality that differ from those of a reasonable investor; and
●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

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

Exhibit No.	Description

1.1	Underwriting Agreement, dated as of May 1, 2022, by and between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filing on May 4, 2022)
1.2

Underwriting Agreement, dated as of October 12, 2021, by and between the Company and Oppenheimer & Co., Inc. (incorporated by reference to Exhibit 1.1 of the Company's Form 8-K filing on October 13, 2021)

2.1

Agreement and Plan of Merger dated as of June 18, 2021, by and between Rezolute, Inc. and Rezolute Nevada Merger Corporation (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filing on June 21, 2021)

3.1	Delaware Certificate of Merger, effective as of June 18, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filing on June 21, 2021)
3.2	Nevada Articles of Merger, effective as of June 18, 2021 (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K filing on June 21, 2021)
3.3	Amended and Restated Articles of Incorporation of Rezolute Nevada Merger Corporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K filing on June 21, 2021)
3.4	Certificate of Amendment, as filed with the Secretary of State of the State of Nevada on June 16, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filing on June 17, 2022)
3.5	Amended and Restated Bylaws of Rezolute Nevada Merger Corporation (incorporated by reference to Exhibit 3.4 of the Company’s Form 10-K filing on September 15, 2021)
4.1	Form of Financing Warrant (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filing on April 3, 2018)
4.2	Form of Common Stock Purchase Warrant by and between the Company and the Investor identified therein (incorporated by reference to Exhibit 4.1 the Company’s 8-K filing on October 13, 2020)
4.3	Form of Pre-Funded Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s 8-K filing on October 13, 2021)
4.4	Form of Class A Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s 8-K filing on May 4, 2022)
4.5	Form of Class B Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 of the Company’s 8-K filing on May 4, 2022)
10.1	Second Amended and Restated Employment Agreement with Nevan Elam, dated February 23, 2015 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filing on February 24, 2015)

10.2	AntriaBio, Inc. 2014 Stock and Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Information Statement on Schedule 14C filed on April 10, 2014)
10.3	AntriaBio, Inc. 2015 Non Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filing on February 24, 2015)
10.4	AntriaBio, Inc. 2016 Non Qualified Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filing on November 4, 2016)
10.5	AntriaBio, Inc. 2016 Non Qualified Stock Option Plan, as Amended (incorporated by reference to Exhibit 10.25 of the Company’s Form 10-K on September 21, 2017)
10.6	2019 Non Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filing on August 6, 2019)
10.7	Rezolute, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 filed on July 28, 2021)
10.8	Development and License Agreement with ActiveSite Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filing on August 7, 2017)
10.9	License Agreement with XOMA (US) LLC (incorporated by reference to Exhibit 10.1 of the Company’s 10-Q filing on February 14, 2018)
10.10	Amendment No. 2 to the Stock Purchase Agreement with XOMA (US) LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filing on February 14, 2019)
10.11	Amendment No. 2 to the License Agreement with XOMA (US) LLC (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filing on February 14, 2019)
10.12	First Amendment to the 2016 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit C to the Company’s Schedule 14A definitive proxy statement filing on April 5, 2019)
10.13	Master Services Agreement with Genexine, Inc. and Handok, Inc., effective as of July 1, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filing on November 14, 2019)
10.14	Amendment No. 3 to the License Agreement with XOMA (US) LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filing on May 14, 2020)
10.15	License Agreement with Handok, Inc. entered into on September 15, 2020 (incorporated by reference to Exhibit 10.21 of the Company’s Form 10-K filing on October 13, 2020)
10.16

Registration Rights Agreement, dated as of October 8, 2020, by and between Rezolute, Inc., and the Investors identified therein (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filing on October 13, 2020)

10.17

Loan and Security Agreement, dated as of April 14, 2021 by and among Rezolute, Inc., SLR Investment Corp, as collateral agent and lender, and the other lenders named therein (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filing on May 17, 2021)

10.18

Exit Fee Agreement, dated as of April 14, 2021 by and among Rezolute, Inc., SLR Investment Corp, as collateral agent and lender, and the other lenders named therein (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filing on May 17, 2021)

10.19	Form of Subscription Agreement, dated October 12, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filing on October 13, 2021)
10.20

Registration Rights Agreement, dated as of May 4, 2022, by and between Rezolute, Inc., and the purchasers identified therein (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filing on May 4, 2022)

10.21	Placement Agency Agreement, dated as of May 1, 2022, by and between the Company and Jefferies LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filing on May 4, 2022)
10.22	Form of Amended and Restated Securities Purchase Agreement, dated as of July 22, 2022*
10.23	Amended and Restated Rezolute, Inc. 2021 Equity Incentive Plan*
21.1	Listing of Subsidiaries*
23.1	Consent of Plante & Moran, PLLC*
31.1	Certifications of Chief Executive Officer and Principal Financial Officer as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer and Principal Financial Officer as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101)

*Filed herewith.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

Item 16. Form 10-K Summary.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REZOLUTE, INC.

Date: September 15, 2022	By:	/s/ Nevan Charles Elam
Nevan Charles Elam
Acting Chairman of the Board of Directors and Chief Executive Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 15, 2022	By:	/s/ Nevan Charles Elam
Nevan Charles Elam
Acting Chairman of the Board of Directors and Chief Executive Officer (Principal Executive and Financial Officer)

Date: September 15, 2022	By:	/s/ Young-Jin Kim
Young-Jin Kim
Director

Date: September 15, 2022	By:	/s/ Gil Labrucherie
Gil Labrucherie
Director

Date: September 15, 2022	By:	/s/ Philippe Fauchet
Philippe Fauchet
Director

Date: September 15, 2022	By:	/s/ Nerissa Kreher
Nerissa Kreher
Director

Date: September 15, 2022	By:	/s/ Wladimir Hogenhuis
Wladimir Hogenhuis
Director