Form 10-Q
period 2022-09-30
Rezolute, Inc.
filed 2022-11-09
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-39683

REZOLUTE, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	27-3440894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Shoreline Drive, Suite 500, Redwood City, California	94065
(Address of principal executive offices)	(Zip Code)

(650) 206-4507

(Registrant’s telephone number, including area code)

201 Redwood Shores Parkway, Suite 315, Redwood City, California 94065

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

The registrant had 36,827,567 shares of its $0.001 par value common stock outstanding as of November 7, 2022.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

●	our projected operating or financial results, including anticipated cash flows used in operations;
●	our expectations regarding capital expenditures, research and development expenses and other payments;
●	our expectation about the extent and duration of the COVID-19 pandemic (“COVID-19”) on our business;
●	our beliefs and assumptions relating to our liquidity position, including our ability to obtain additional financing;
●	our ability to obtain regulatory approvals for our pharmaceutical drugs and diagnostics; and
●	our future dependence on third party manufacturers or strategic partners to manufacture any of our pharmaceutical drugs and diagnostics that receive regulatory approval, and our ability to identify strategic partners and enter into license, co-development, collaboration or similar arrangements.

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known and unknown risks, uncertainties and other factors including, but not limited to, the risks described in Part II, Item 1.A Risk factors, as well as “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “2022 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on September 15, 2022.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Rezolute, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30,	June 30,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$154,322	$150,410
Prepaid expenses and other	1,305	1,694
Total current assets	155,627	152,104

Long-term assets:
Deposits and other	148	148
Right-of-use assets	130	152
Property and equipment, net	83	16
Total assets	$155,988	$152,420

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,110	$1,132
Accrued liabilities:
Insurance premiums	122	243
Accrued clinical and other	1,085	979
Current portion of operating lease liabilities	112	108
Total current liabilities	2,429	2,462

Long term liabilities:
Operating lease liabilities, net of current portion	49	80
Embedded derivative liabilities	420	407
Total liabilities	2,898	2,949

Commitments and contingencies (Notes 3, 4, 8 and 9)

Shareholders' equity:
Preferred stock, $0.001 par value; 400 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; issued and outstanding 36,827 and 33,582 shares as of September 30, 2022 and June 30, 2022, respectively	37	34
Additional paid-in capital	372,082	358,635
Accumulated deficit	(219,029)	(209,198)
Total shareholders’ equity	153,090	149,471
Total liabilities and shareholders’ equity	$155,988	$152,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2022	2021
Operating expenses:
Research and development	$7,704	$5,774
General and administrative	2,514	1,866
Total operating expenses	10,218	7,640
Operating loss	(10,218)	(7,640)
Non-operating income (expense):
Interest and other income	400	—
Gain (loss) from change in fair value of derivative liabilities, net	(13)	16
Employee retention credit	—	231
Interest expense	—	(443)
Total non-operating income (expense), net	387	(196)

Net loss	$(9,831)	$(7,836)

Net loss per common share:
Basic and diluted	$(0.19)	$(0.92)

Weighted average number of common shares outstanding:
Basic and diluted	50,528	8,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

Three Months Ended September 30, 2022 and 2021

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Three Months Ended September 30, 2022:
Balances, June 30, 2022	33,582	$34	$358,635	$(209,198)	$149,471
Gross proceeds from issuance of common stock for cash:
In 2022 Private Placement	3,245	3	12,327	—	12,330
Underwriting commissions and other equity offering costs	—	—	(759)	—	(759)
Share-based compensation	—	—	1,879	—	1,879
Net loss	—	—	—	(9,831)	(9,831)
Balances, September 30, 2022	36,827	$37	$372,082	$(219,029)	$153,090

Three Months Ended September 30, 2021:
Balances, June 30, 2021	8,352	$8	$194,229	$(168,138)	$26,099
Share-based compensation	—	—	842	—	842
Issuance of common stock for cash	254	1	2,689	—	2,690
Advisory fees and other offering costs	—	—	(686)	—	(686)
Issuance of commitment shares	34	—	450	—	450
Net loss	—	—	—	(7,836)	(7,836)
Balances, September 30, 2021	8,640	$9	$197,524	$(175,974)	$21,559

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,831)	$(7,836)
Share-based compensation expense	1,879	842
Non-cash lease expense	23	78
Loss (Gain) from change in fair value of derivative liabilities, net	13	(16)
Depreciation and amortization expense	3	4
Accretion of debt discount and issuance costs	—	104
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	388	(96)
Increase (decrease) in accounts payable	(22)	555
Increase (decrease) in other accrued liabilities	(42)	24
Net Cash Used in Operating Activities	(7,589)	(6,341)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(70)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from issuance of common stock for cash:
2022 Private Placement	12,330	—
Under Equity Distribution Agreement	—	1,519
Under LPC Purchase Agreement	—	1,171
Payment of commissions and other deferred offering costs	(759)	—
Payment of debt discount and issuance costs	—	(104)
Net Cash Provided by Financing Activities	11,571	2,586

Net increase (decrease) in cash, cash equivalents and restricted cash	3,912	(3,755)
Cash, cash equivalents and restricted cash at beginning of period	150,410	41,047
Cash, cash equivalents and restricted cash at end of period	$154,322	$37,292

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$—	$340
Cash paid for income taxes	—	—
Cash paid for amounts included in the measurement of operating lease liabilities	29	92

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of commitment shares for deferred offering costs subsequently charged to additional paid-in capital	$—	$450
Payables for deferred offering costs subsequently charged to additional paid-in capital	—	24

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 — NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Rezolute, Inc. (the “Company”) is a clinical stage biopharmaceutical company developing transformative therapies for metabolic diseases related to chronic glucose imbalance. The Company’s primary clinical assets consist of (i) RZ358, which is a potential treatment for congenital hyperinsulinism, an ultra-rare pediatric genetic disorder characterized by excessive production of insulin by the pancreas, and (ii) RZ402, which is an oral plasma kallikrein inhibitor (“PKI”) being developed as a potential therapy for the chronic treatment of diabetic macular edema.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the rules and regulations of the SEC for interim financial information, and the instructions to Form 10-Q and Article 8 of Regulation S-X.

The condensed consolidated balance sheet as of June 30, 2022, has been derived from the Company’s audited consolidated financial statements. The unaudited interim financial statements should be read in conjunction with the Company’s 2022 Form 10-K, which contains the Company’s audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended June 30, 2022.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all information and footnote disclosures necessary for a comprehensive presentation of financial position, results of operations, and cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) that are necessary for a fair financial statement presentation have been made. The interim results for the three months ended September 30, 2022 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the fiscal year ending June 30, 2023.

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

Risks and Uncertainties

The Company’s operations may be subject to significant risks and uncertainties including financial, operational, regulatory and other risks associated with a clinical stage company, including the potential risk of business failure, and the future impact of COVID-19.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the financial statements in Item 8 of the 2022 Form 10-K.

Recent Accounting Pronouncements

Recently Adopted Standard.  The following standard was adopted during the three months ended September 30, 2022:

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, which results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Additionally, ASU 2020-06 affects the diluted earnings per share calculation for instruments that may be settled in cash or shares and for convertible instruments and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. ASU 2020-06 allows entities to use a modified or full retrospective transition method. The Company adopted this standard using the full retrospective transition method effective July 1, 2022. The adoption did not have any impact on the Company’s financial statements.

Standard Required to be Adopted in Future Periods. The following accounting standard is not yet effective; management has not completed its evaluation to determine the impact that adoption of this standard will have on the Company’s consolidated financial statements.

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

NOTE 2 — LIQUIDITY

The Company is in the clinical stage and has not yet generated any revenues. For the three months ended September 30, 2022, the Company incurred a net loss of $9.8 million and net cash used in operating activities amounted to $7.6 million. For the fiscal year ended June 30, 2022, the Company incurred a net loss of $41.1 million and net cash used in operating activities amounted to $39.6 million. As of September 30, 2022, the Company had an accumulated deficit of $219.0 million, cash and cash equivalents of $154.3 million, and total current liabilities of $2.4 million.

As discussed in Note 4, the Company is subject to license agreements that provide for future contractual payments upon achievement of various milestone events. Pursuant to the ActiveSite License Agreement (as defined below), a $3.0 million milestone payment will be due upon dosing of the first patient in a Phase 2 clinical trial for RZ402. Additionally, pursuant to the XOMA License Agreement (as defined below), a $5.0 million milestone payment will be due upon dosing of the first patient in a Phase 3 clinical trial for RZ358.  First patient dosing milestones for the RZ402 Phase 2 clinical trial and RZ358 Phase 3 clinical trial are expected to occur within the next 12 months.

Management believes the Company’s cash and cash equivalents balance of $154.3 million as of September 30, 2022, will be adequate to meet the Company’s contractual obligations and carry out ongoing clinical trials and other planned activities at least through November 2023.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 — OPERATING LEASES

The carrying value of right-of-use assets and operating lease liabilities are as follows (in thousands):

	September 30,	June 30,
	2022	2022

Right-of-use assets	$130	$152

Operating lease liabilities:
Current	$112	$108
Long-term	49	80
Total	$161	$188

For the three months ended September 30, 2022 and 2021, operating lease expense is included under the following captions in the accompanying condensed consolidated statements of operations (in thousands):

	2022	2021

Research and development	$77	$79
General and administrative	23	23
Total	$100	$102

As of September 30, 2022, the weighted average remaining lease term under operating leases was 1.4 years, and the weighted average discount rate for operating lease liabilities was 6.0%. Future payments under all operating lease agreements that had commenced as of September 30, 2022 are as follows (in thousands):

Fiscal year ending June 30,
Remainder of fiscal year 2023	$88
2024	79
Total lease payments	167
Less imputed interest	(6)
Present value of operating lease liabilities	$161

Headquarters Lease

In April 2022, the Company entered into a lease agreement for a new corporate headquarters in Redwood City, California. The space consists of approximately 9,300 square feet and provides for total base rent payments of approximately $2.9 million through the expected expiration of the lease in November 2027. The landlord was required to make improvements to the facility before the Company could occupy the space, which were completed in October 2022, triggering the commencement of the lease. The lease provides for a six-month rent abatement period beginning upon commencement of the lease term which occurred on October 18, 2022. In addition, the lease provides an allowance of approximately $0.1 million that may be utilized by the Company for the purchase of furniture and equipment. The average base rent payable in cash over the 60-month lease term is approximately $48,000 per month. Upon commencement of the lease, the Company expects to recognize a right-of-use asset and a related operating lease liability for approximately $2.3 million.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The future payments under this operating lease agreement are as follows (in thousands):

Fiscal year ending June 30,
Remainder of fiscal year 2023	$50
2024	609
2025	627
2026	646
2027	666
Thereafter	224
Total lease payments	$2,822

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

ActiveSite License Agreement

On August 4, 2017, the Company entered into a Development and License Agreement (the “ActiveSite License Agreement”) with ActiveSite Pharmaceuticals, Inc. (“ActiveSite”) pursuant to which the Company acquired the rights to ActiveSite’s Plasma Kallikrein Inhibitor program (“PKI Portfolio”). The Company is initially using the PKI Portfolio to develop an oral PKI therapeutic for diabetic macular edema (RZ402) and may use the PKI Portfolio to develop other therapeutics for different indications. The ActiveSite License Agreement requires various milestone payments up to $46.5 million, if all milestones are achieved. The first milestone payment for $1.0 million was paid in December 2020 after clearance was received for an Initial Drug Application, or IND, filed with the U.S. Food and Drug Administration (“FDA”). The next milestone payment of $3.0 million will be due upon dosing of the first patient in a Phase 2 clinical trial for RZ402. The company is also required to pay royalties equal to 2.0% of any sales of products that use the PKI Portfolio. There have been no events that would result in any royalty payments owed under the ActiveSite License Agreement to date.

NOTE 5 — EMBEDDED DERIVATIVE LIABILTY

On April 14, 2021, the Company entered into a $30.0 million Loan and Security Agreement (the “Loan Agreement”) with SLR Investment Corp. and certain other lenders (the “Lenders”). The Lenders agreed to loan up to $30.0 million in three tranches consisting of (i) a $15.0 million term A loan that was funded on April 14, 2021, (ii) term B and term C loans for an aggregate of $15.0 million, which were subject to the Company’s ability to obtain prescribed amounts of financing and the achievement of certain clinical milestones. The Company did not achieve the initial clinical milestones by January 2022 and, accordingly, the term B and term C loans were no longer a source of liquidity. The term A loan had a maturity date of April 1, 2026 (the “Maturity Date”), but was repaid in full on June 30, 2022.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Concurrently with the execution of the Loan Agreement, the Company entered into an exit fee agreement (the “Exit Fee Agreement”) that provides for a fee of 4.00% of the funded principal balance of each term loan in the event certain transactions (defined as “Exit Events”) occur prior to April 13, 2031. Exit Events include, but are not limited to, sales of substantially all assets, certain mergers, change of control transactions, and issuances of common stock that result in new investors owning more than 35% of the Company’s shares. As of April 14, 2021, the Company allocated a portion of the proceeds from the term A loan to recognize a liability for the fair value of embedded derivatives. Fair value was determined primarily based on the Company’s strategic corporate development plans and management has performed a detailed evaluation of the different types of Exit Events that could occur and using a discounted rate equivalent to the effective rate for the term A loan. Fair value of embedded derivatives is assessed at the end of each reporting period with changes in fair value recognized as a nonoperating gain or loss.

NOTE 6 — SHAREHOLDERS’ EQUITY

July 2022 Financing

In May 2022, the Company entered into securities purchase agreements (“SPAs”) with Handok, Inc. (“Handok”) and certain of its affiliates.  Handok is an affiliate of a member of the Company’s Board of Directors. In July 2022, the Company entered into amended SPAs for a private placement of common stock (the “2022 Private Placement”).   The 2022 Private Placement resulted in gross proceeds of $12.3 million in exchange for the issuance of approximately 3.2 million shares of common stock.  The Company incurred approximately $0.8 million for underwriting commissions and other offering costs, resulting in net proceeds of $11.5 million.

Equity Distribution Agreement

In December 2020, the Company and Oppenheimer & Co. Inc. (the “Agent”) entered into an Equity Distribution Agreement (the “EDA”) that provides for an “at the market offering” for the sale of up to $50.0 million in shares of the Company’s common stock (the “Placement Shares”) through the Agent. The Agent was acting as sales agent and was required to use commercially reasonable efforts to sell all of the Placement Shares requested to be sold by the Company, consistent with the Agent’s normal trading and sales practices, on mutually agreed terms between the Agent and the Company. The EDA was scheduled to terminate when all of the Placement Shares had been sold, or earlier upon the election of either the Company or the Agent. In May 2022, the Company provided the Agent with notice of termination of the EDA and no further shares will be issued under this agreement.

Under the terms of the EDA, the Company agreed to pay the Agent a commission equal to 3.0% of the gross sales price of the Placement Shares plus certain expenses incurred by the Agent in connection with the offering. For the three months ended September 30, 2021, the Company sold 138,388 shares of its common stock pursuant to the EDA for net proceeds of approximately $1.5 million.

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

On September 17, 2021, the Company submitted a Regular Purchase Notice, resulting in the sale of 20,000 Purchase Shares to LPC for net proceeds of approximately $0.2 million. In May 2022, the Company provided LPC with notice of termination of the Purchase Agreement whereby no further shares are issuable under this agreement.

NOTE 7 — SHARE-BASED COMPENSATION AND WARRANTS

Stock Option Plans

Presented below is a summary of the number of shares authorized, outstanding, and available for future grants under each of the Company’s stock option plans as of September 30, 2022 (in thousands):

	Plan Termination	Number of Shares
Description	Date	Authorized	Outstanding	Available

2015 Plan	February 2020	35	35	—
2016 Plan	October 2021	250	250	—
2019 Plan	July 2029	200	200	—
2021 Plan	March 2031	10,700	7,998	2,702
Total		11,185	8,483	2,702

2022 Employee Stock Purchase Plan

On June 16, 2022, the Company’s shareholders approved the adoption of the 2022 Employee Stock Purchase Plan (the “2022 ESPP”). The 2022 ESPP provides an opportunity for employees to purchase the Company’s common stock through accumulated payroll deductions.

The 2022 ESPP has consecutive offering periods that begin approximately every 6 months commencing on the first trading day on or after July 1 and terminating on the last trading day of the offering period ending on December 31 and commencing on the first trading day on or after January 1 and terminating on the last trading day of the offering period ending on June 30. The 2022 ESPP reserves 0.5 million shares for purchases. The first offering period began on July 1, 2022.  As of September 30, 2022, no purchases have been made under the 2022 ESPP.

Stock Options Outstanding

The following table sets forth a summary of the activity under all of the Company’s stock option plans for the three months ended September 30, 2022 (shares in thousands):

	Shares	Price (1)	Term (2)

Outstanding, June 30, 2022	8,506	$5.24	9.7
Grants to employees	85	2.99
Forfeited	(108)	4.87
Outstanding, September 30, 2022	8,483	5.22	9.4
Vested, September 30, 2022	794	17.31	7.45
(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term for the number of years until the stock options expire.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended September 30, 2022, the aggregate fair value of stock options granted for approximately 0.1 million shares of common stock, amounted to $0.2 million or approximately $2.28 per share as of the grant dates. Fair value was computed using the Black-Scholes-Merton (“BSM”) option-pricing model and will result in the recognition of compensation cost ratably over the expected vesting period of the stock options.

For the three months ended September 30, 2022, the fair value of stock options was estimated on the date of grant, with the following weighted-average assumptions:

2022

Market price of common stock on grant date	$2.99
Expected volatility	91%
Risk free interest rate	3.2%
Expected term (years)	6.1
Dividend yield	0%

Share-based compensation expense for the three months ended September 30, 2022 and 2021 is included under the following captions in the unaudited condensed consolidated statements of operations (in thousands):

	2022	2021

Research and development	$870	$309
General and administrative	1,009	533
Total	$1,879	$842

Unrecognized share-based compensation expense is approximately $22.2 million as of September 30, 2022. This amount is expected to be recognized over a weighted average period of 3.5 years.

Warrants

In connection with an underwritten offering in October 2021, the Company issued 1,661,461 pre-funded warrants (“PFWs”) to purchase 1,661,461 shares of common stock at an issuance price of $6.49 per warrant for gross proceeds of $10.8 million (the “2021 PFWs”). The 2021 PFWs may be exercised at any time by paying the exercise price of $0.01 per share, subject to certain ownership restrictions.

In connection with a registered direct offering in May 2022, the Company issued 1,973,684 Class A PFWs and 10,947,371 Class B PFWs to purchase an aggregate of 12,921,055 shares of common stock at an issuance price of $3.799 per warrant (collectively, the “2022 PFWs”).  As of September 30, 2022 all of the 2022 PFWs may be exercised at any time by paying the exercise price of $0.001 per share, subject to certain ownership restrictions.

In addition, the Company has issued warrants in conjunction with various debt and equity financings and for services. As of September 30, 2022, all of the warrants were vested.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended September 30, 2022, no warrants were granted or exercised. Excluding the PWFs discussed above, the following table sets forth a summary of all other warrants for the three months ended September 30, 2022 (shares in thousands):

	Shares	Price (1)	Term (2)

Outstanding, June 30, 2022	1,150	$22.83	4.2
Warrants granted	—	—
Warrant expirations	—	—
Outstanding, September 30, 2022	1,150	22.83	3.9
(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term for the number of years until the warrants expire.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Licensing Commitments

Please refer to Note 4 for further discussion of commitments to make milestone payments and to pay royalties under license agreements with XOMA and ActiveSite.

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations. At each reporting period, the Company evaluates known claims to determine whether a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal fees are expensed as incurred.

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

Investors in 2022 Private Placement

Handok and certain of its affiliates were the sole investors in the 2022 Private Placement discussed in Note 6.

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes.

For the three months ended September 30, 2022 and 2021, the Company did not record any income tax benefit due to a full valuation allowance on its deferred tax assets. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three September 30, 2022 and 2021.

NOTE 11 — NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares, 2021 PFWs and 2022 PFWs outstanding during the period, without consideration for potentially dilutive securities. PFWs are included in the computation of basic and diluted net loss per share since the exercise price is negligible and all of the PFWs are fully vested and exercisable. Accordingly, the weighted average number of shares outstanding is computed as follows for the three months ended September 30, 2022 and 2021 (in thousands):

	2022	2021

Common Stock	35,946	7,445
2021 PFWs	1,661	—
Class A PFWs	1,974	—
Class B PFWs	10,947	—
Total	50,528	7,445

For the three ended September 30, 2022 and 2021, basic and diluted net loss per share were the same since all other common stock equivalents were anti-dilutive.

As of September 30, 2022 and 2021, the following outstanding potential common stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

	2022	2021

Stock options	8,482	1,329
Warrants	1,150	1,224
Total	9,632	2,553

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Level 3—Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at the measurement date.

The Company’s embedded derivative liabilities are classified under Level 3 of the hierarchy and are required to be measured and recorded at fair value on a recurring basis. Fair value is determined based on management’s assessment of the probability and timing of occurrence for the Exit Events discussed in Note 5 using a discount rate equal to the effective interest rate for the term A loan. The following table sets forth changes in the fair value of the embedded derivative liabilities for the three months ended September 30, 2022 and 2021 (in thousands):

	2022	2021

Fair value, beginning of period	$407	$387
Loss from change in fair value	13	(16)
Fair value, end of period	$420	$371

Except for the embedded derivative liabilities, the Company did not have any other assets or liabilities measured at fair value on a recurring basis as of September 30, 2022 and June 30, 2022.

Due to the relatively short maturity of the respective instruments, the fair value of cash and cash equivalents, accounts payable, and accrued liabilities approximated their carrying values as of September 30, 2022 and June 30, 2022.

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three months ended September 30, 2022 and 2021, the Company did not have any transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents at high-quality financial institutions. For the three months ended September 30, 2022, cash deposits have exceeded the amount of federal insurance provided on such deposits. As of September 30, 2022 and June 30, 2022, the Company had cash and cash equivalents with a single financial institution with an aggregate balance of $154.3 million and $150.4 million, respectively. The Company has never experienced any losses related to its investments in cash and cash equivalents.

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

While our financial results for the three months ended September 30, 2022 and the fiscal year ended June 30, 2022 were not significantly impacted by COVID-19, we cannot predict the impact of the progression of the COVID-19 pandemic on future results due to a variety of factors, including the ongoing challenges associated with the pandemic, including the emergence of new variants of the coronavirus, such as the Delta and Omicron variants, resurgences in the number and rates of infection, the continued good health of our employees, the ability of us to maintain operations, access to healthcare facilities and patient willingness to participate in our clinical trials, any further government and/or public actions taken in response to the pandemic, and ultimately the length of the pandemic. The ultimate impact of the COVID-19 pandemic on our business operations, our ability to raise capital, our preclinical studies and clinical trial timeliness remain uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. Any prolonged material disruption of our employees, suppliers, or manufacturing may negatively impact our financial position, results of operations, and cash flows. We will continue to monitor the situation closely.

Recent Developments

Financing Activities

In July 2022, we entered into amended securities purchase agreements with Handok, Inc. (“Handok”) and certain of its affiliates (the “2022 Private Placement”), resulting in gross proceeds of $12.3 million in exchange for the issuance of approximately 3.2 million shares of common stock.  We incurred approximately $0.8 million for underwriting commissions and other offering costs, resulting in net proceeds of $11.5 million.

Termination of Loan Agreement

On April 14, 2021, we entered into a $30.0 million Loan and Security Agreement (the “Loan Agreement”) with Solar Investment Corp. (“SLR”) as collateral agent, and the parties signing the Loan Agreement from time to time as lenders, including SLR in its capacity as a lender. The scheduled maturity date of the Loan Agreement was on April 1, 2026. In April 2021, we borrowed $15.0 million under the Loan Agreement. On June 30, 2022, we paid off the outstanding loan amount of $15.0 million in full and terminated the Loan Agreement in accordance with its terms.

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

RZ358 is an intravenously administered human monoclonal antibody that binds to a unique site (allosteric) on the insulin receptor in insulin target tissues, such as in the liver, fat, and muscle. The antibody modifies insulin’s binding and signaling to maintain glucose levels in a normal range which counteracts the effects of elevated insulin in the body. RZ358 shows dose dependent pharmacokinetics with a half-life greater than two weeks which has the potential for semi-monthly dosing. Therefore, we believe that RZ358 is ideally suited as a potential therapy for conditions characterized by excessive insulin levels, and it is being developed to treat hyperinsulinism and low blood sugar. As RZ358 acts downstream from the beta cells, it has the potential to be universally effective at treating congenital HI caused by any of the underlying genetic defects.

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

In calendar year 2022 we completed the RZ358-606 Phase 2b global clinical study for RZ358 (“RIZE”). The RIZE study was conducted in a repeat-dose fashion to evaluate the safety, pharmacokinetics, dose-exposure response relationship and to assess the glycemic efficacy across a range of continuous glucose monitoring (“CGM”) and blood glucose monitoring-based principle glycemic endpoints to inform Phase 3. In the study, eligible patients received RZ358 in open-label fashion in one of 4, sequentially conducted dosing cohorts of up to 8 participants per cohort. RZ358 was administered as a 30-minute intravenous infusion every other week for eight weeks. The first three cohorts were fixed dosing levels of RZ358 and the fourth cohort was designed to explore whether there were any advantages of a fixed titration approach.

The RIZE study enrolled 23 patients, primarily in a young pediatric population, averaging approximately 6.5 years of age, in a diverse group across gender and genetic cause of congenital HI. A key entry criterion was for patients to have continued hypoglycemia despite available therapies to be eligible for enrollment. We observed that patients enrolled on stable background therapies had clinically significant, and in many cases, substantial residual hypoglycemia as well as some hyperglycemia (> 180 mg/dL) at baseline.

Outcomes from the RIZE study were presented at the Pediatric Endocrine Society meeting on May 1, 2022.  The results from the study showed that target and expected RZ358 concentrations were achieved and dose-exposure dependent responses were also observed. RZ358 was generally safe and well-tolerated and there were no adverse drug reactions, adverse events leading to study discontinuations, or dose-limiting toxicities. Importantly, RZ358 demonstrated an approximately 50% improvement in hypoglycemia across all doses and cohorts and an approximately 75% improvement in hypoglycemia at the 6 mg/kg and 9 mg/kg cohorts. Time in range by CGM improved 8% across all doses, 16% at the top dose, and more significantly (>25%) in patients without baseline hyperglycemia on SOC.

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

Following the success of the SAD study, we undertook a follow-on multiple ascending dose (“MAD”) study (“RZ402-102”). Results from the MAD Study were reported in February 2022. RZ402-102 was a single center, randomized, double-blind, placebo-controlled, in healthy adult volunteers. The objectives of the study were to characterize the repeat dose safety profile (including maximum tolerated dose) and PK of RZ402 administered as daily oral doses for two weeks. The study was conducted in 40 volunteers in sequential ascending dose cohorts with 10 individuals per cohort. Within each cohort, participants were randomized in an 8:2 ratio to receive either RZ402 as an oral solution or a placebo. Participants remained in the clinic throughout the two-week dosing period for serial PK and safety assessments, before completing an outpatient follow-up visit at study day 28. Blood biomarkers of target engagement (kallikrein activity) were explored as a systemic surrogate for DME, using a precedent from studies of kallikrein inhibitors in a systemic vascular leakage syndrome (hereditary angioedema). Dose advancement proceeded in staggered fashion every three weeks as appropriate, following blinded reviews of data from the preceding cohort(s).

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

We are advancing developmental activities toward a Phase 2a proof-of-concept study, which we plan to initiate during the fourth quarter of calendar year 2022.  Dosing of the first patient in a Phase 2 study will trigger a developmental milestone payment of $3.0 million due to ActiveSite Pharmaceuticals.

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

Due to the time required to conduct clinical trials and obtain regulatory approval for our product candidates, we anticipate it will be several years before we generate substantial revenues, if ever. We expect to incur operating losses for the foreseeable future; therefore, we expect to continue efforts to raise additional capital to maintain our current operating plans over the next several years. We cannot assure you that we will secure such financing or that it will be adequate for the long-term execution of our business strategy. Even if we obtain additional financing, it may be costly and may require us to agree to covenants or other provisions that will favor new investors over our existing shareholders.

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

Gain (loss) from change in fair value of derivative liabilities. We recognized liabilities for financial instruments that are required to be accounted for as derivatives, as well as embedded derivatives in our debt agreements. Derivative liabilities are adjusted to fair value at the end of each reporting period until the contracts are settled, expire, or otherwise meet the conditions for equity classification. Changes in fair value are reflected as a gain or loss in our unaudited condensed consolidated statements of operations.

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

With respect to our significant accounting policies that are described in Note 1 to our consolidated financial statements included in Item 8 of our 2022 Form 10-K, we believe that the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

Results of Operations

Three months ended September 30, 2022 and 2021

Revenue. As a clinical stage company, we did not generate any revenue for the three months ended September 30, 2022 and 2021. We are at an early stage of development and do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. We do not expect to be able to generate revenue from any of our product candidates for several years.

Research and development expenses. R&D expenses for the three months ended September 30, 2022 and 2021 were as follows (in thousands, except percentages):

			Increase
	2022	2021	Amount	Percent

Total R&D expenses	$7,704	$5,774	$1,930	33%

The increase in R&D expenses of $1.9 million for the three months ended September 30, 2022 was primarily attributable to compensation and benefits for our R&D workforce that increased by approximately $1.3 million. Approximately $0.6 million of this increase was attributable to an increase in share-based compensation related to stock options granted in June 2022. In addition, cash-based compensation and benefits increased by approximately $0.7 million that was primarily attributable to an increase in the average number of R&D employees from 23 for the three months ended September 30, 2021 to 33 for the three months ended September 30, 2022.  In addition to the increases in compensation and benefits cost, an increase of $0.5 million was due to higher spending for RZ358 program related costs, primarily for Phase 3 readiness manufacturing costs.

General and administrative expenses. G&A expenses for the three months ended September 30, 2022 and 2021 were as follows (in thousands, except percentages):

			Increase
	2022	2021	Amount	Percent

Total G&A expenses	$2,514	$1,866	$648	35%

The increase in G&A expenses of $0.6 million for the three months ended September 30, 2022 was primarily attributable to an increase in share-based compensation expense of $0.5 million due to stock options granted to certain executives and employees in June 2022. An additional $0.1 million increase in other G&A was due to facilities and travel expenses as COVID related travel restrictions have diminished.

Interest and Other Income. Interest and other income amounted to $0.4 million for the three months ended September 30, 2022, whereas we did not earn any interest income for the three months ended September 30, 2021. The increase in interest income for the three months ended September 30, 2022 was primarily due to (i) an increase in excess of $100 million in cash balances held in interest bearing accounts, and (ii) an increase in interest rates for such temporary cash investments. The large increase in cash balances was attributable to the completion of equity financings between October 2021 and July 2022.

Employee Retention Credit. We did not generate any employee retention credit income for the three months ended September 30, 2022, compared to $0.2 million for the three months ended September 30, 2021. The income in the prior year was a result of CARES Act benefits. For the three months ended September 30, 2022, governmental assistance was not available under the CARES Act.

Interest Expense. We did not incur any interest expense for the three months ended September 30, 2022 due to the repayment of the Loan Agreement on June 30, 2022, whereas we incurred $0.4 million of interest expense for the three months ended September 30, 2021. Interest expense for the three months ended September 30, 2021 was solely attributable to the Loan Agreement and consisted of (i) interest expense of $0.3 million based on the weighted average contractual rate of 9.0%, and (ii) accretion of discount of $0.1 million.

Income Taxes. For the three months ended September 30, 2022 and 2021, we did not recognize any income tax benefit due to our net losses, and our determination that a valuation allowance was required for all of our deferred tax assets.

Liquidity and Capital Resources

Short-term Liquidity Requirements

As of September 30, 2022, we had cash and cash equivalents of $154.3 million and working capital was approximately $153.2 million. We have incurred cumulative net losses of $219.0 million since our inception and as a clinical stage company we have not generated any meaningful revenue to date.

Our primary source of liquidity has historically been from the completion of private placements and public offerings of our equity securities, as well as proceeds from the issuance of debt securities. For the three months ended September 30, 2022, as discussed above under the caption Recent Developments, we issued common stock in the 2022 Private Placement that resulted in net proceeds of $11.6 million. For the fiscal year ended June 30, 2022, we received net proceeds from the issuance of equity securities of $165.2 million. The completion of these equity financings is the primary factor that resulted in our cash and cash equivalents balance of $154.3 million as of September 30, 2022. For further information about the key terms and results of our debt and equity financing activities, please refer to the discussion below under the captions 2022 Registered Direct Offering, 2021 Underwritten Public Offering and 2021 Registered Direct Offering.

Our most significant contractual obligations consist of milestone payments pursuant to licensing agreements with XOMA Corporation (“XOMA”) and ActiveSite Pharmaceuticals, Inc. (“ActiveSite”) discussed below. Based on our expectations for the dates when certain clinical and regulatory milestones will be achieved, we anticipate that $5.0 million will be payable to XOMA and $3.0 million will be payable to ActiveSite within the next twelve months.

Based on our cash and cash equivalents balance of $154.3 million as of September 30, 2022, we believe we have adequate capital resources to meet all of our contractual obligations and conduct all planned activities to advance our clinical trials during through the fiscal quarter ending September 30, 2023.

Long-term Liquidity Requirements

Our most significant long-term contractual obligations consist of clinical and regulatory milestone payments up to $35.0 million payable to XOMA and up to $45.5 million in milestones payable to ActiveSite, for a total of $80.5 million. As discussed above, we expect that $5.0 million will be payable to XOMA and $3.0 million will be payable to ActiveSite during the next twelve months. Accordingly, the remainder of $72.5 million is considered a long-term liquidity requirement. Our current expectations are that we will incur additional milestone payments of $5.0 million payable to XOMA for the fiscal year ending June 30, 2024. Due to uncertainties in the timing associated with clinical trial activities and regulatory approvals, there is even greater uncertainty in forecasting the milestone payments to XOMA and ActiveSite during the fiscal year ending June 30, 2024 and thereafter.

Our long-term contractual obligations also include (i) operating lease payments up to approximately $0.7 million per year through calendar year 2027, and (ii) an exit fee of $0.6 million if we enter into certain transactions (defined as “Exit Events”) prior to April 13, 2031. Exit Events include, but are not limited to, sales of substantially all assets, certain mergers, change of control transactions, and issuances of common stock that result in new investors owning more than 35% of the Company’s shares. As discussed above under the caption Recent Developments, on June 30, 2022 we terminated the Loan Agreement with SLR. However, we remain contingently obligated to pay the $0.6 million exit fee.

The following discussion provides additional information about the ongoing requirements pursuant to our license agreements with XOMA and ActiveSite, along with additional information about our recent financing activities that impacted our liquidity and capital resources through September 30, 2022.

XOMA License Agreement

In December 2017, we entered into a license agreement (the “XOMA License Agreement”) with XOMA through its wholly-owned subsidiary, XOMA (US) LLC, pursuant to which XOMA granted an exclusive global license to develop and commercialize XOMA 358 (formerly X358, now RZ358) for all indications. In January 2019, the XOMA License Agreement was amended with an updated payment schedule, as well as revised the amount we were required to expend on development of RZ358 and related licensed products, and revised provisions with respect to our diligence efforts in conducting clinical studies.

Upon the achievement of certain clinical and regulatory events, we will be required to make up to $35.0 million in aggregate milestone payments to XOMA. The first such milestone payment of $2.0 million was triggered upon enrollment of the last patient in our ongoing phase 2 clinical study in January 2022. The next milestone payment of $3.0 million will be due upon the enrollment of the first patient in a Phase 3 study, which we believe will occur in the next twelve months. Additionally, upon the future commercialization of RZ358, we will be required to pay royalties to XOMA based on the net sales of the related products, and milestone payments up to an additional $185.0 million if future annual sales related to RZ358 exceed targets ranging from $100.0 million to $1.0 billion. Through September 30, 2022, no events have occurred that would result in the requirement to make additional milestone payments and no royalties have been incurred.

ActiveSite License Agreement

In August 2017, we entered into a Development and License Agreement with ActiveSite (“ActiveSite License Agreement”) pursuant to which we acquired the rights to ActiveSite’s plasma kallikrein inhibitor portfolio (the “PKI Program”). We are planning to use the PKI Program to develop, file, manufacture, market and sell products for diabetic macular edema and other therapeutic indications. The ActiveSite License Agreement requires various milestone payments ranging from $1.0 million to $10.0 million when milestone events occur, up to an aggregate of $46.5 million of aggregate milestone payments. The first milestone payment for $1.0 million paid in December 2020 after completion of the preclinical work and submission of an IND to the FDA for RZ402. The next milestone payment for $5.0 million will be due upon enrollment of the first patient in a Phase 2 study, which we expect to occur within the next 12 months. We will also be required to pay royalties equal to 2.0% of any sales of products that use the PKI Program. Through September 30, 2022, no events have occurred that would result in the requirement to make additional milestone payments and no royalties have been incurred.

2022 Registered Direct Offering

On May 1, 2022, we entered into an underwriting agreement with Jefferies LLC, as representative of the underwriters listed therein, relating to the issuance and sale of equity securities in an underwritten registered direct offering (the “2022 RDO”). The 2022 RDO resulted in the issuance of (i) approximately 18.0 million shares of our common stock at a public offering price of $3.80 per share, (ii) Class A pre-funded warrants (the “Class A PFWs”) to purchase up to 2.0 million shares of common stock at a public offering price of $3.799 per Class A PFW, and (iii) Class B pre-funded warrants (the “Class B PFWs”) to purchase up to 10.9 million shares of common stock at a public offering price of $3.799 per Class B PFW. On May 4, 2022, the 2022 RDO closed resulting in net proceeds of approximately $110.1 million. The gross amount of the 2022 RDO was $117.6 million, before deduction of an aggregate of $7.1 million for underwriting discounts and approximately $0.4 million for professional fees and other offering expenses payable by us. We believe the additional funding from the 2022 RDO along with the funding received in July 2022 from the 2022 Private Placement provides us with sufficient cash to fund a Phase 3 clinical program for RZ358, as well as a Phase 2 proof of concept study for RZ402.

2021 Underwritten Public Offering and Registered Direct Offering

In October 2021, we entered into an underwriting agreement with Oppenheimer & Co., Inc., as representative of the underwriters listed therein (the “2021 Underwriters”) for the planned issuance and sale of equity securities in an underwritten public offering (the “2021 Underwritten Offering”). On October 15, 2021, closing occurred for the 2021 Underwritten Offering resulting in the issuance of (i) 6,030,847 shares of common stock at $6.50 per share for gross proceeds of $39.2 million, and (ii) 1,661,461 pre-funded warrants to purchase 1,661,461 shares of common stock at an issuance price of $6.49 per warrant (the “2021 PFWs”) for gross proceeds of $10.8 million. The Company granted the Underwriters a 30-day option to purchase up to an additional 1,153,845 shares of its common stock in the 2021 Underwritten Offering at a public offering price of $6.50 per share, less underwriting discounts and commissions (the “Underwriters’ Option”). In November 2021, the Underwriters’ Option was partially exercised for 116,266 shares resulting in gross proceeds of approximately $0.8 million. The aggregate gross proceeds from the 2021 Underwritten Offering amounted to $50.7 million, excluding the Underwriters’ Option, and before deductions for underwriting commissions of 6.0% of the gross proceeds and other offering costs of approximately $0.3 million. After deducting total offering costs of $3.3 million, the net proceeds of the 2021 Underwritten Offering amounted to approximately $47.2 million.

Concurrently with the 2021 Underwritten Offering, Handok, an entity affiliated with a member of the Board of Directors, entered into a subscription agreement for a registered direct offering (the “2021 RDO”) pursuant to which we agreed to sell to the Handok an aggregate of 769,231 shares of our common stock at a purchase price of $6.50 per share. The closing for the 2021 RDO occurred on October 27, 2021, whereby we received gross proceeds of $5.0 million.

EDA and LPC Financings

In December 2020, we entered into an Equity Distribution Agreement (the “EDA”) with Oppenheimer & Co. Inc. as sales agent that provided for an “at the market offering” for the sale of up to $50.0 million in shares of our common stock (the “Placement Shares”). For the three months ended September 30, 2021, we sold 138,388 Placement Shares for which aggregate net proceeds of approximately $1.5 million were received. In August 2021, we entered into a purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), that provided for issuances up to an aggregate of $20.0 million of shares of our common stock (the “Purchase Shares”). For the three months ended September 30, 2021, LPC purchased 115,708 shares of our common stock and we received net proceeds of $1.2 million. In May 2022, we terminated the EDA and the LPC Purchase Agreement whereby no further equity securities are issuable under these agreements.

Loan Agreement

In April 2021, we borrowed $15.0 million under the Loan Agreement discussed above under the caption Recent Developments. Outstanding borrowings under the Loan Agreement provided for interest at a floating rate equal to (a) 8.75% per annum plus (b) the greater of (i) the rate per annum published by the Intercontinental Exchange Benchmark Administration Ltd. for a term of one month and (ii) 0.12% per annum. On June 30, 2022, we paid off the outstanding loan amount of $15.0 million and terminated the Loan Agreement in accordance with its terms. In addition to the repayment of principal and accrued interest, we paid (i) a prepayment fee equal to 2.00% of the outstanding principal balance for a total of $300,000, and (ii) a final fee equal to 4.75% of the aggregate amount of the term loans funded for a total of $712,500. The terminated Loan Agreement was secured by substantially all of our assets. The security interests and liens granted in connection with the terminated Loan Agreement were released on June 30, 2022.

Cash Flows Summary

Presented below is a summary of our operating, investing, and financing cash flows for the three months ended September 30, 2022 and 2021 (in thousands):

	2022	2021	Change
Net cash provided by (used in):
Operating activities	$(7,589)	$(6,341)	$(1,248)
Investing activities	(70)	—	(70)
Financing activities	11,571	2,586	8,985

Cash Used in Operating Activities

For the three months ended September 30, 2022 and 2021, cash used in operating activities amounted to $7.6 million and $6.3 million, respectively. The key components in the calculation of our cash used in operating activities are as follows (in thousands):

	2022	2021	Change

Net loss	$(9,831)	$(7,836)	$(1,995)
Non-cash expenses	1,918	1,028	890
Non-cash gains, net	—	(16)	16
Changes in operating assets and liabilities, net	324	483	(159)
Total	$(7,589)	$(6,341)	$(1,248)

For the three months ended September 30, 2022, our net loss was $9.8 million compared to $7.8 million for the three months ended September 30, 2021. For further discussion about changes in our operating results for the three months ended September 30, 2022 and 2021, please refer to Results of Operations above.

For the three months ended September 30, 2022 and 2021, our non-cash expenses of $1.9 million and $1.0 million, respectively, were primarily attributable to share-based compensation expense, accretion of debt discount and issuance costs, and non-cash lease expense. For the three months ended September 30, 2022, net changes in operating assets and liabilities decreased operating cash flow by $0.3 million, primarily driven by an increase in prepaid expenses and other assets of $0.4 million, offset by a net decrease of $0.1 million in accounts payable and other accrued liabilities. For the three months ended September 30, 2021, net changes in operating assets and liabilities increased operating cash flow by $0.5 million, primarily driven by increased in accounts payable by $0.6 million, partially offset by an increase in prepaid expenses and other assets of $0.1 million.

Cash Provided by Investing Activities

For the three months ended September 30, 2022, our net cash utilized in investing activities amounted to $70,000, related to the purchase of furniture and equipment.  We did not have any cash flows from investing activities for the three months ended September 30, 2021.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2022 amounted to $11.6 million. This amount consisted of proceeds of $12.3 million from the 2022 Private Placement. The total proceeds from the 2022 Private Placement of $12.3 million were partially offset by payments of $0.8 million for underwriting commissions and other costs related to this offering.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive and financial officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that assessment under those criteria, our management has determined that our internal control over financial reporting was not effective due to a material weakness in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

The material weakness identified by management is primarily that due to our limited number of employees, we have not adequately segregated certain duties to prevent employees from overriding the internal control system. During the fiscal year ended June 30, 2022, we implemented a more robust accounting software that is expected to result in stronger controls. In October 2022, we hired additional personnel, which will enable us to better segregate many functions. We cannot provide assurance that these or other measures will eventually result in the elimination of the material weakness described above.

Changes in internal controls over financial reporting

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Our risk factors are set forth under “Item 1A. Risk Factors” in our 2022 Form 10-K (referred to as our “Legacy Risk Factor Disclosures”). As of the date of this Report, there have been no material changes with respect to Legacy Risk Factor Disclosures.

You should carefully consider the Legacy Risk Factor Disclosures in addition to the other information set forth in this Report and in our 2022 Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations sections and the consolidated financial statements and related notes. These risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business, financial condition, results of operations or the prices of our publicly traded securities. The Legacy Risk Factor Disclosures are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may occur or become material in the future and adversely affect our business, reputation, financial condition, results of operations or the prices of our publicly traded securities. Therefore, historical operating results, financial and business performance, events and trends are often not a reliable indicator of future operating results, financial and business performance, events or trends.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 1, 2022, we entered into a placement agency agreement with Jefferies LLC, that provided for a private placement of equity securities (the “Private Placement”) with Handok, Inc. and certain of its affiliates. The closing for the Private Placement occurred on July 22 and July 26, 2022, whereby we received gross proceeds of approximately $12.3 million in exchange for the issuance of approximately 3.2 million shares of common stock at a purchase price of $3.80 per share. The net proceeds from the Private Placement amounted to approximately $11.6 million after deduction of $0.7 million for underwriting commissions. The securities that were sold in the Private Placement were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are incorporated by reference or filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Exhibits
10.1	Form of Amended and Restated Securities Purchase Agreement, dated as of July 22, 2022 (incorporated by reference to Exhibit 10.22 of the Company’s Form 10-K filing on September 15, 2022)
31.1*	Certification of Chief Executive and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of Chief Executive and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS*	Inline XBRL Instance Document
101.SC*	Inline XBRL Taxonomy Extension Schema
101.CA*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LA*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101)

* Filed herewith.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REZOLUTE, INC.

Date: November 9, 2022	By:	/s/ Nevan Charles Elam
Nevan Charles Elam
Chief Executive Officer
(Principal Executive and Financial Officer)