Form 10-Q
period 2022-12-31
Rezolute, Inc.
filed 2023-02-10
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

The registrant had 36,827,567 shares of its $0.001 par value common stock outstanding as of February 6, 2023.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

●	our projected operating or financial results, including anticipated cash flows used in operations;
●	our expectations regarding capital expenditures, research and development expenses and other payments;
●	our expectation about the extent and duration of the COVID-19 pandemic (“COVID-19”) on our business;
●	our beliefs and assumptions relating to our liquidity position, including our ability to obtain additional financing;
●	our ability to obtain regulatory approvals or the speed of such approvals, for our pharmaceutical drugs and diagnostics; and
●	our future dependence on third party manufacturers or strategic partners to manufacture any of our pharmaceutical drugs and diagnostics that receive regulatory approval, and our ability to identify strategic partners and enter into license, co-development, collaboration or similar arrangements.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Rezolute, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,	June 30,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$146,746	$150,410
Prepaid expenses and other	860	1,694
Total current assets	147,606	152,104

Long-term assets:
Right-of-use assets	2,294	152
Property and equipment, net	160	16
Deposits and other	148	148
Total assets	$150,208	$152,420

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,841	$1,132
Accrued liabilities:
Compensation and benefits	2,234	—
Accrued clinical and other	1,071	979
Insurance premiums	—	243
Current portion of operating lease liabilities	167	108
Total current liabilities	6,313	2,462

Long term liabilities:
Operating lease liabilities, net of current portion	2,196	80
Embedded derivative liabilities	434	407
Total liabilities	8,943	2,949

Commitments and contingencies (Notes 3, 4, 8 and 9)

Shareholders' equity:
Preferred stock, $0.001 par value; 400 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; issued and outstanding 36,827 and 33,582 shares as of December 31, 2022 and June 30, 2022, respectively	37	34
Additional paid-in capital	373,813	358,635
Accumulated deficit	(232,585)	(209,198)
Total shareholders’ equity	141,265	149,471
Total liabilities and shareholders’ equity	$150,208	$152,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Operating expenses:
Research and development	$10,945	$9,452	$18,649	$15,226
General and administrative	3,447	2,697	5,961	4,563
Total operating expenses	14,392	12,149	24,610	19,789
Operating loss	(14,392)	(12,149)	(24,610)	(19,789)
Non-operating income (expense):
Interest and other income	849	13	1,249	13
Gain (loss) from change in fair value of derivative liabilities	(13)	(12)	(26)	4
Employee retention credit	—	—	—	231
Interest expense	—	(445)	—	(888)
Total non-operating income (expense), net	836	(444)	1,223	(640)

Net loss	$(13,556)	$(12,593)	$(23,387)	$(20,429)

Net loss per common share:
Basic and diluted	$(0.26)	$(0.80)	$(0.46)	$(1.69)

Weighted average number of common shares outstanding:
Basic and diluted	51,410	15,680	50,969	12,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

Six Months Ended December 31, 2022 and 2021

(In thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Six Months Ended December 31, 2022:
Balances, June 30, 2022	33,582	$34	$358,635	$(209,198)	$149,471
Gross proceeds from issuance of common stock for cash:
In 2022 Private Placement	3,245	3	12,327	—	12,330
Underwriting commissions and other equity offering costs	—	—	(759)	—	(759)
Share-based compensation	—	—	3,610	—	3,610
Net loss	—	—	—	(23,387)	(23,387)
Balances, December 31, 2022	36,827	$37	$373,813	$(232,585)	$141,265

Six Months Ended December 31, 2021:
Balances, June 30, 2021	8,352	$8	$194,229	$(168,138)	$26,099
Gross proceeds from issuance of equity securities for cash in Underwritten Public Offering:
Common Stock	6,147	6	39,950	—	39,956
Pre-Funded Warrants	—	—	10,783	—	10,783
Gross proceeds from issuance of common stock for cash:
In Registered Direct Offering	769	1	4,999	—	5,000
Under Equity Distribution Agreement	138	1	1,518	—	1,519
Under LPC Purchase Agreement	116	—	1,172	—	1,172
Underwriting discounts and other equity offering costs	—	—	(4,136)	—	(4,136)
Share-based compensation	—	—	1,851	—	1,851
Issuance of commitment shares	34	—	450	—	450
Net loss	—	—	—	(20,429)	(20,429)
Balances, December 31, 2021	15,556	$16	$250,816	$(188,567)	$62,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,387)	$(20,429)
Share-based compensation expense	3,610	1,851
Non-cash lease expense	112	159
Loss (gain) from change in fair value of derivative liabilities	26	(4)
Depreciation and amortization expense	10	7
Accretion of debt discount and issuance costs	—	211
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other assets	783	238
Increase in accounts payable	1,708	3,320
Increase in other accrued liabilities	2,056	1,109
Net Cash Used in Operating Activities	(15,082)	(13,538)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(153)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from issuance of equity securities for cash:
2022 Private Placement	12,330	—
Proceeds from 2021 Underwritten Public offering	—	50,738
Proceeds from 2021 Registered Direct Offering	—	5,000
Under Equity Distribution Agreement	—	1,519
Under LPC Purchase Agreement	—	1,171
Payment of commissions and other offering costs	(759)	(3,430)
Payment of debt discount and issuance costs	—	(104)
Net Cash Provided by Financing Activities	11,571	54,894

Net increase (decrease) in cash, cash equivalents and restricted cash	(3,664)	41,356
Cash, cash equivalents and restricted cash at beginning of period	150,410	41,047
Cash, cash equivalents and restricted cash at end of period	$146,746	$82,403

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$—	$680
Cash paid for income taxes	—	—
Cash paid for amounts included in the measurement of operating lease liabilities	58	184
Operating lease liabilities incurred in exchange for right-of-use-assets	2,204	—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of commitment shares for deferred offering costs subsequently charged to additional paid-in capital	$—	$450

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all information and footnote disclosures necessary for a comprehensive presentation of financial position, results of operations, and cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) that are necessary for a fair financial statement presentation have been made. The interim results for the three and six months ended December 31, 2022 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the fiscal year ending June 30, 2023.

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

Recent Accounting Pronouncements

Recently Adopted Standard.  The following standard was adopted during the six months ended December 31, 2022:

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, which results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Additionally, ASU 2020-06 affects the diluted earnings per share calculation for instruments that may be settled in cash or shares and for convertible instruments and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. ASU 2020-06 allows entities to use a modified or full retrospective transition method. The Company adopted this standard using the full retrospective transition method effective July 1, 2022. The adoption did not have any impact on the Company’s financial statements.

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

NOTE 2 — LIQUIDITY

The Company is in the clinical stage and has not yet generated any revenues. For the six months ended December 31, 2022, the Company incurred a net loss of $23.4 million and net cash used in operating activities amounted to $15.1 million. For the fiscal year ended June 30, 2022, the Company incurred a net loss of $41.1 million and net cash used in operating activities amounted to $39.6 million. As of December 31, 2022, the Company had an accumulated deficit of $232.6 million, cash and cash equivalents of $146.7 million, and total current liabilities of $6.3 million.

As discussed in Note 4, the Company is subject to license agreements that provide for future contractual payments upon achievement of various milestone events. Pursuant to the ActiveSite License Agreement (as defined below), a $3.0 million milestone payment will be due upon dosing of the first patient in a Phase 2 clinical trial for RZ402. Additionally, pursuant to the XOMA License Agreement (as defined below), a $5.0 million milestone payment will be due upon dosing of the first patient in a Phase 3 clinical trial for RZ358.  First patient dosing milestone for the RZ402 Phase 2 clinical trial was triggered in February 2023. First patient dosing milestone RZ358 Phase 3 clinical trial is expected to occur within the next 12 months.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Management believes the Company’s cash and cash equivalents balance of $146.7 million as of December 31, 2022, will be adequate to meet the Company’s contractual obligations and carry out ongoing clinical trials and other planned activities at least through February 2024.

NOTE 3 — OPERATING LEASES

In April 2022, the Company entered into a lease agreement for a new corporate headquarters in Redwood City, California.  The space consists of approximately 9,300 square feet and provides for total base rent payments of approximately $2.9 million through the expected expiration of the lease in November 2027. The landlord was required to make improvements to the facility before the Company could occupy the space. These improvements were completed in October 2022, triggering the commencement of the lease. The lease provides for a six-month rent abatement period beginning upon commencement of the lease term. In addition, the lease provides an allowance of approximately $0.1 million that may be utilized by the Company for the purchase of furniture and equipment. The average base rent payable in cash over the 60-month lease term is approximately $48,000 per month. Upon commencement of the lease, the Company recognized a right-of-use asset for approximately $2.3 million, and a related operating lease liability for approximately $2.2 million.

The carrying value of all right-of-use assets and operating lease liabilities are as follows (in thousands):

	December 31,	June 30,
	2022	2022

Right-of-use assets	$2,294	$152

Operating lease liabilities:
Current	$167	$108
Long-term	2,196	80
Total	$2,363	$188

For the three and six months ended December 31, 2022 and 2021, operating lease expense is included under the following captions in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

Research and development	$115	$71	$192	$150
General and administrative	48	20	71	43
Total	$163	$91	$263	$193

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of December 31, 2022, the weighted average remaining lease term under operating leases was 4.6 years, and the weighted average discount rate for operating lease liabilities was 6.8%. Future payments under all operating lease agreements as of December 31, 2022 are as follows (in thousands):

Fiscal year ending June 30,
Remainder of fiscal year 2023	$109
2024	689
2025	627
2026	646
2027	666
Thereafter	224
Total lease payments	2,961
Less imputed interest	(598)
Present value of operating lease liabilities	$2,363

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

NOTE 6 — SHAREHOLDERS’ EQUITY

Changes in Shareholders’ Equity for the Three Months Ended December 31, 2022 and 2021

The following table presents changes in shareholders’ equity for the three months ended December 31, 2022 and 2021:

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Three Months Ended December 31, 2022:
Balances, September 30, 2022	36,827	$37	$372,082	$(219,029)	$153,090
Share-based compensation	—	—	1,731	—	1,731
Net loss	—	—	—	(13,556)	(13,556)
Balances, December 31, 2022	36,827	$37	$373,813	$(232,585)	$141,265

Three Months Ended December 31, 2021:
Balances, September 30, 2021	8,640	$9	$197,524	$(175,974)	$21,559
Gross proceeds from issuance of equity securities for cash in Underwritten Offering:
Common stock	6,147	6	39,950	—	39,956
Pre-Funded Warrants	—	—	10,783	—	10,783
Gross proceeds from issuance of common stock for cash in Registered Direct Offering	769	1	4,999	—	5,000
Underwriting discounts and other equity offering costs	—	—	(3,449)	—	(3,449)
Share-based compensation	—	—	1,009	—	1,009
Net loss	—	—	—	(12,593)	(12,593)
Balances, December 31, 2021	15,556	$16	$250,816	$(188,567)	$62,265

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Underwritten Public Offering

On October 12, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Oppenheimer & Co., Inc., as representative of the underwriters listed therein (the “Underwriters”) for the planned issuance and sale of equity securities in an underwritten public offering (the “Underwritten Offering”). On October 15, 2021, closing occurred for the Underwritten Offering resulting in the issuance of (i) 6,030,847 shares of common stock at $6.50 per share for gross proceeds of $39.2 million, and (ii) 1,661,461 pre-funded warrants to purchase 1,661,461 shares of common stock at an issuance price of $6.49 per warrant (the “Pre-Funded Warrants”) for gross proceeds of $10.8 million. The aggregate gross proceeds from the Underwritten Offering amounted to $50.0 million, excluding the exercise of the Underwriters’ Option discussed below, and before deductions for underwriting discounts and commissions of 6.0% of the gross proceeds and other offering costs of approximately $0.3 million. After deducting total offering costs of $3.3 million, the net proceeds of the Underwritten Offering amounted to approximately $46.7 million.

In connection with the Underwritten Offering, the Company granted the Underwriters a 30-day option to purchase up to an additional 1,153,845 shares of its common stock in the Underwritten Offering at a public offering price of $6.50 per share, less underwriting discounts and commissions (the “Underwriters’ Option”). In November 2021, the Underwriters’ Option was partially exercised for 116,266 shares resulting in additional gross proceeds of approximately $0.8 million.

Pre-Funded Warrants

The Pre-Funded Warrants issued in the Underwritten Offering have an exercise price of $0.01 per share, which is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. Each Pre-Funded Warrant is exercisable at any time and from time to time after issuance with no stated expiration date. In the event of certain corporate transactions, the holders of the Pre-Funded Warrants will be entitled to receive, upon exercise of the Pre-Funded Warrants, the kind and amount of securities, cash or other property that the holders would have received had they exercised the Pre-Funded Warrants immediately prior to such transaction. The Pre-Funded Warrants do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of the Company’s common stock are entitled.

The gross proceeds of $10.8 million received from issuance of the Pre-Funded Warrants was recorded as a component of shareholders’ equity within additional paid-in capital. In accordance with the terms of the warrant agreement, holders of the outstanding warrants are not entitled to exercise any portion of the Pre-Funded Warrant if, upon exercise of such portion of the warrant, the holder’s aggregate ownership of the Company’s common stock or the combined voting power beneficially owned by such holder would exceed a designated percentage elected by the holder ranging from 4.99% to 19.99%, after giving effect to the exercise (the “Maximum Ownership Percentage”). Upon at least 61 days’ prior notice to the Company, any warrant holder may elect to increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. As of December 31, 2022, no shares underlying the Pre-Funded Warrants have been exercised.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 — SHARE-BASED COMPENSATION AND WARRANTS

Stock Option Plans

Presented below is a summary of the number of shares authorized, outstanding, and available for future grants under each of the Company’s stock option plans as of December 31, 2022 (in thousands):

	Plan Termination	Number of Shares
Description	Date	Authorized	Outstanding	Available

2015 Plan	February 2020	30	30	—
2016 Plan	October 2021	227	227	—
2019 Plan	July 2029	200	200	—
2021 Plan	March 2031	10,700	8,043	2,657
Total		11,157	8,500	2,657

2022 Employee Stock Purchase Plan

On June 16, 2022, the Company’s shareholders approved the adoption of the 2022 Employee Stock Purchase Plan (the “2022 ESPP”). The 2022 ESPP provides an opportunity for employees to purchase the Company’s common stock through accumulated payroll deductions.

The 2022 ESPP has consecutive offering periods that begin approximately every 6 months commencing on the first trading day on or after July 1 and terminating on the last trading day of the offering period ending on December 31 and commencing on the first trading day on or after January 1 and terminating on the last trading day of the offering period ending on June 30. The 2022 ESPP reserves 0.5 million shares for purchases. The first offering period concluded on December 31, 2022, and no purchases were made under the 2022 ESPP.

Stock Options Outstanding

The following table sets forth a summary of the activity under all of the Company’s stock option plans for the six months ended December 31, 2022 (shares in thousands):

	Shares	Price (1)	Term (2)

Outstanding, June 30, 2022	8,506	$5.24	9.7
Grants to employees	288	2.12
Forfeited	(294)	4.26
Outstanding, December 31, 2022	8,500	5.17	9.2
Vested, December 31, 2022	893	16.31	6.9
(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term for the number of years until the stock options expire.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the six months ended December 31, 2022, the aggregate fair value of stock options granted for approximately 0.3 million shares of common stock amounted to $0.5 million or approximately $1.62 per share as of the grant dates. Fair value was computed using the Black-Scholes-Merton (“BSM”) option-pricing model and will result in the recognition of compensation cost ratably over the expected vesting period of the stock options.

For the six months ended December 31, 2022, the fair value of stock options was estimated on the date of grant, with the following weighted-average assumptions:

Market price of common stock on grant date	$2.12
Expected volatility	91%
Risk free interest rate	3.9%
Expected term (years)	6.0
Dividend yield	0%

Share-based compensation expense for the three and six months ended December 31, 2022 and 2021 is included under the following captions in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

Research and development	$730	$378	$1,600	$687
General and administrative	1,001	631	2,010	1,164
Total	$1,731	$1,009	$3,610	$1,851

Unrecognized share-based compensation expense is approximately $20.2 million as of December 31, 2022. This amount is expected to be recognized over a weighted average period of 3.3 years.

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

In connection with a registered direct offering in May 2022, the Company issued 1,973,684 Class A PFWs and 10,947,371 Class B PFWs to purchase an aggregate of 12,921,055 shares of common stock at an issuance price of $3.799 per warrant (collectively, the “2022 PFWs”).  As of December 31, 2022, all of the 2022 PFWs may be exercised at any time by paying the exercise price of $0.001 per share, subject to certain ownership restrictions.

In addition, the Company has issued warrants in conjunction with various debt and equity financings and for services. As of December 30, 2022, all of the warrants were vested.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the six months ended December 31, 2022, no warrants were granted or exercised. Excluding the 2021 PFWs and the 2022 PFWs discussed above, the following table sets forth a summary of all other warrants for the six months ended December 31, 2022 (shares in thousands):

	Shares	Price (1)	Term (2)

Outstanding, June 30, 2022	1,150	$22.83	4.2
Warrants granted	—	—
Warrant expirations	(5)	77.85
Outstanding, December 31, 2022	1,145	22.60	3.7
(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term for the number of years until the warrants expire.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Licensing Commitments

Please refer to Note 4 for further discussion of commitments to make milestone payments and to pay royalties under license agreements with XOMA and ActiveSite.

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations. At each reporting period, the Company evaluates known claims to determine whether a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal fees are expensed as incurred.

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

Investors in 2022 Private Placement

Handok and certain of its affiliates were the sole investors in the 2022 Private Placement and the Registered Direct Offering discussed in Note 6.

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

For the three and six months ended December 31, 2022 and 2021, the Company did not record any income tax benefit due to a full valuation allowance on its deferred tax assets. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three and six months ended December 31, 2022 and 2021.

NOTE 11 — NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares, 2021 PFWs and 2022 PFWs outstanding during the period, without consideration for potentially dilutive securities. PFWs are included in the computation of basic and diluted net loss per share since the exercise price is negligible and all of the PFWs are fully vested and exercisable. Accordingly, the weighted average number of shares outstanding is computed as follows for the three and six months ended December 31, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

Common Stock	36,828	14,289	36,387	11,402
2021 PFWs	1,661	1,391	1,661	695
2022 PFWs:
Class A PFWs	1,974	—	1,974	—
Class B PFWs	10,947	—	10,947	—
Total	51,410	15,680	50,969	12,097

For the three and six ended December 31, 2022 and 2021, basic and diluted net loss per share were the same since all other common stock equivalents were anti-dilutive.

As of December 31, 2022 and 2021, the following outstanding potential common stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

	2022	2021

Stock options	8,500	1,307
Warrants	1,145	1,187
Total	9,645	2,494

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

The Company’s embedded derivative liabilities are classified under Level 3 of the hierarchy and are required to be measured and recorded at fair value on a recurring basis. Fair value is determined based on management’s assessment of the probability and timing of occurrence for the Exit Events discussed in Note 5 using a discount rate equal to the effective interest rate for the term A loan. The following table sets forth changes in the fair value of embedded derivative liabilities for the six months ended December 31, 2022 and 2021 (in thousands):

	2022	2021

Fair value, beginning of period	$407	$387
Loss (gain) from change in fair value	26	(4)
Fair value, end of period	$433	$383

Except for embedded derivative liabilities, the Company did not have any other assets or liabilities measured at fair value on a recurring basis as of December 31, 2022 and June 30, 2022.

Due to the relatively short maturity of the respective instruments, the fair value of cash and cash equivalents, accounts payable, and accrued liabilities approximated their carrying values as of December 31, 2022 and June 30, 2022.

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the six months ended December 31, 2022 and 2021, the Company did not have any transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents at high-quality financial institutions. For the six months ended December 31, 2022, cash deposits have exceeded the amount of federal insurance provided on such deposits.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of December 31, 2022, the Company had cash and cash equivalents consisting of $115.1 million in a highly-liquid money market mutual fund and $31.6 million in checking and savings accounts at a financial institution. As of June 30, 2022 the Company had cash and cash $150.4 million in checking and savings accounts with the same financial institution. The Company has never experienced any losses related to its investments in cash and cash equivalents.

NOTE 13 — SUBSEQUENT EVENTS

Employment Agreement Amendments

On January 8, 2023, the Board of Directors approved certain amendments to the employment agreements of the Company’s chief executive officer and chief medical officer (the “Executive Officers”). The amendments provide that if either of the Executive Officers are terminated outside of a change in control event and without cause, (i) all of their stock options that are subject to ongoing vesting conditions over subsequent periods ranging from 12 to 18 months will immediately vest, and (ii) such stock options will remain exercisable for periods ranging from 6 to 12 months following the occurrence of the termination event. In addition, if either of the Executive Officers are terminated solely due to a change of control event, all of their unvested stock options will immediately vest and all outstanding stock options will remain exercisable for periods ranging from 6 to 12 months following the occurrence of the termination event.

The amendment to the chief medical officer’s employment agreement provides that upon the occurrence of a termination event other than a change of control, the Company is required to (i) make severance payments equal to 12 months of salary, a pro-rata bonus, and health insurance coverage for 12 months following the termination date, and (ii) all unvested stock options subject to vest over the subsequent 12 month period after the termination event will become immediately exercisable and all outstanding stock options will remain exercisable for 6 months following the termination event. In addition, upon the occurrence of a termination solely due to a change of control event, the Company is required to (i) make severance payments equal to 18 months of salary, a pro-rata bonus, and health insurance coverage for 18 months following the termination event.

ActiveSite Milestone Payment

Pursuant to the ActiveSite License Agreement discussed in Note 4, the next scheduled milestone payment for $3.0 million is due upon dosing of the first patient in a Phase 2 clinical study. On February 6, 2023, the Company dosed the first patient in its Phase 2 study, triggering the obligation to pay this milestone payment in February 2023. The Company will recognize the related licensing expense in the fiscal quarter ending March 31, 2023.

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

Special Note Regarding Status of Clinical Assets

RZ358

Our lead clinical asset, RZ358, is a potential treatment for congenital hyperinsulinism, an ultra-rare pediatric genetic disorder characterized by excessive production of insulin by the pancreas. We initiated the RZ358-606 Phase 2b study (“RIZE”) globally at multiple study centers in the first quarter of 2020. Following delays in patient dosing as a result of COVID-19, we advanced the study in second half of 2021 and completed patient dosing in the first half of 2022. As a result of the open label nature of RIZE, we were able to announce topline results from the study at the Pediatric Endocrine Society Meeting in May 2022. Following that announcement and a subsequent three-month safety follow-up with the final patients in the study, the study database was locked in the third quarter of 2022. Starting in the fourth quarter of 2022 and continuing into the first quarter of 2023, we are finalizing tables, figures and listings (“TFL”) for the study as well as clinical study reports (“CSRs”). In the second half of 2022, we also began interacting with the FDA and European regulatory authorities regarding our initial plans for an anticipated Phase 3 study in 2023. We plan to interact with both the European regulatory authorities and the FDA in the first half of 2023 with the goal of establishing alignment regarding Phase 3 study design including endpoints for the study, duration of treatment for the patients in the study, as well as the ages of patients to be enrolled. Following these interactions, we anticipate commencing Phase 3 during the Summer of 2023. Based on our current enrollment estimates, we plan to have top line results available from this study in the first quarter of 2025.

RZ402

Our second clinical asset, RZ402, is a selective and potent plasma kallikrein inhibitor (“PKI”) being developed as a potential oral therapy for the chronic treatment of diabetic macular edema (“DME”). We conducted two Phase 1 studies in healthy volunteers for RZ402 in 2021 and 2022 to assess the safety and pharmacological profile of the drug. We announced positive topline results from these studies which demonstrated that oral administration of RZ402 resulted in plasma concentrations that substantially exceeded target pharmacologically active drug levels, demonstrating the potential for once daily dosing. RZ402 was generally safe and well-tolerated at all doses tested, without dose-limiting toxicities. Notably, the second Phase 1 study was a multiple-ascending dose (“MAD”) study that showed dose-dependent increases in systemic exposures, with repeat-dosing to steady-state resulting in the highest concentrations of RZ402 explored to date, exceeding 200 ng/mL and 50 ng/mL at peak and 24-hour trough, respectively. The MAD study results showed that RZ402 was generally safe and well-tolerated, including at higher doses than previously tested in the first single ascending dose study. There were no serious adverse events, adverse drug reactions or identified risks in either study.

In December 2022, we initiated a Phase 2 multi-center, randomized, double-masked, placebo-controlled, parallel-arm study to evaluate the safety, efficacy, and pharmacokinetics of RZ402 administered as a monotherapy over a 12-week treatment period in participants with DME who are naïve to, or have received limited anti-VEGF injections. The study population will include DME patients with mild to moderate non-proliferative diabetic retinopathy. Eligible participants will be randomized equally, to one of three RZ402 active treatment arms at doses of 50, 200, and 400 mg, or a placebo control arm, and will receive study drug once daily for 12 weeks, before completing a four-week follow-up. The study is expected to enroll approximately 100 patients overall, across approximately 25 investigational sites in the United States. The principal endpoints of the trial include (i) changes in central subfield thickness on the macula (“CST”), as measured by Spectral Domain Ocular Coherence Tomography (SD-OCT), (ii) changes in visual acuity as measured by the early treatment diabetic retinopathy scale (“ETDRS”), (iii) the repeat dose pharmacokinetics of RZ402 in patients with DME, and (iv) the safety and tolerability of RZ402. We expect to complete dosing in the fourth quarter of 2023 and to announce results from the study in the first quarter of 2024.

Recent Developments

Headquarters Lease

In April 2022, we entered into a lease agreement for a new corporate headquarters facility in Redwood City, California.  The space consists of approximately 9,300 square feet and provides for total base rent payments of approximately $2.9 million through the expected expiration of the lease in November 2027. The lease provides for a six-month rent abatement period that began upon commencement of the lease term which occurred in October 2022

Financing Activities

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

Results of Operations

Three months ended December 31, 2022 and 2021

Revenue. As a clinical stage company, we did not generate any revenue for the three months ended December 31, 2022 and 2021. We are at an early stage of development and do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. We do not expect to be able to generate revenue from any of our product candidates for several years.

Research and development expenses. R&D expenses for the three months ended December 31, 2022 and 2021 were as follows (in thousands, except percentages):

			Increase
	2022	2021	Amount	Percent

Total R&D expenses	$10,945	$9,452	$1,493	16%

The increase in R&D expenses of $1.5 million for the three months ended December 31, 2022 was primarily attributable to compensation and benefits for our R&D workforce that increased by approximately $1.6 million. Cash-based compensation and benefits increased by approximately $1.2 million that was primarily attributable to an increase in the average number of R&D employees from 23 for the three months ended December 31, 2021 to 35 for the three months ended December 31, 2022. Share-based compensation and benefits increased by approximately $0.4 million attributable to an increase in share-based compensation related to stock options granted in June 2022 where expense is recognized over the respective vesting periods.  The increases in compensation were partially offset by a net decrease of clinical trial expenses for the three months ended December 31, 2022.   Clinical trial costs decreased by $0.1 million due to $0.7 million in reduced spending on RZ358 as the Phase 2b study has concluded, offset by $0.6 million of increased spending for RZ402 program related costs, primarily for Phase 2 readiness clinical costs that resulted in the initiation of a Phase 2 study in December 2022.

General and administrative expenses. G&A expenses for the three months ended December 31, 2022 and 2021 were as follows (in thousands, except percentages):

			Increase
	2022	2021	Amount	Percent

Total G&A expenses	$3,447	$2,697	$750	28%

The increase in G&A expenses of $0.8 million for the three months ended December 31, 2022 was attributable to increases in (i) share-based compensation expense of $0.4 million due to stock options granted in June 2022 where expense is recognized over the respective vesting periods, and (ii) cash-based compensation expense of $0.4 million due to an increase in the average number of employees from 8 for the three months ended December 31, 2021 to 13 employees for the three months ended December 31, 2022.

Interest and Other Income. Interest and other income amounted to $0.8 million for the three months ended December 31, 2022, compared to $13,000 for the three months ended December 31, 2021. This increase was primarily due to (i) an increase in excess of $100 million in cash balances held in interest bearing accounts, and (ii) an increase in interest rates for such temporary cash investments. The large increase in cash balances was attributable to the completion of equity financings from October 2021, May 2022 and July 2022.

Interest Expense. We did not incur any interest expense for the three months ended December 31, 2022, whereas we incurred $0.4 million of interest expense for the three months ended December 31, 2021. Interest expense for the three months ended December 31, 2021 was solely attributable to the Loan Agreement and consisted of (i) interest expense of $0.3 million based on the weighted average contractual rate of 9.0%, and (ii) accretion of discount of $0.1 million. The Loan Agreement was repaid on June 30, 2022.

Income Taxes. For the three months ended December 31, 2022 and 2021, we did not recognize any income tax benefit due to our net losses, and our determination that a valuation allowance was required for all of our deferred tax assets.

Six months ended December 31, 2022 and 2021

Revenue. As a clinical stage company, we did not generate any revenue for the six months ended December 31, 2022 and 2021. We are at an early stage of development and do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. We do not expect to be able to generate revenue from any of our product candidates for several years.

Research and development expenses. R&D expenses for the six months ended December 31, 2022 and 2021 were as follows (in thousands, except percentages):

			Increase
	2022	2021	Amount	Percent

Total R&D expenses	$18,649	$15,226	$3,423	22%

The increase in R&D expenses of $3.4 million for the six months ended December 31, 2022 was primarily attributable to compensation and benefits for our R&D workforce that increased by approximately $2.9 million. Cash-based compensation and benefits increased by approximately $2.0 million which was primarily attributable to an increase in the average number of R&D employees from 23 for the six months ended December 31, 2021 to 35 for the six months ended December 31, 2022.  In addition, approximately $0.9 million of this increase was attributable to an increase in share-based compensation related to stock options granted in June 2022 where expense is recognized over the respective vesting periods. In addition to the increases in compensation and benefits, an increase of $0.5 million was due to higher spending for RZ358 Phase 3 readiness manufacturing costs and RZ402 Phase 2 clinical trial costs.

General and administrative expenses. G&A expenses for the six months ended December 31, 2022 and 2021 were as follows (in thousands, except percentages):

			Increase
	2022	2021	Amount	Percent

Total G&A expenses	$5,961	$4,563	$1,398	31%

The increase in G&A expenses of $1.4 million for the six months ended December 31, 2022 was primarily attributable to increases in (i) share-based compensation expense of $0.8 million due to stock options granted in June 2022 where expense is recognized over the respective vesting periods and (ii) cash-based compensation expense of $0.6 million that was primarily attributable to an increase in the average number of G&A employees from 8 for the six months ended December 31, 2021 to 13 for the six months ended December 31, 2022.

Interest and Other Income. Interest and other income amounted to $1.2 million for the six months ended December 31, 2022, compared to $13,000 of interest income for the six months ended December 31, 2021. The increase in interest income for the six months ended December 31, 2022 was primarily due to (i) an increase in excess of $100 million in cash balances held in interest bearing accounts, and (ii) an increase in interest rates for such temporary cash investments. The large increase in cash balances was attributable to the completion of equity financings from October 2021, May 2022 and July 2022.

Employee Retention Credit. We did not generate any employee retention credit income for the six months ended December 31, 2022, compared to $0.2 million for the six months ended December 31, 2021. The income in the prior year was a result of CARES Act benefits. For the six months ended December 31, 2022, governmental assistance was not available under the CARES Act.

Interest Expense. We did not incur any interest expense for the six months ended December 31, 2022 due to the repayment of the Loan Agreement on June 30, 2022, whereas we incurred $0.9 million of interest expense for the six months ended December 31, 2021. Interest expense for the six months ended December 31, 2021 was solely attributable to the Loan Agreement and consisted of (i) interest expense of $0.7 million based on the weighted average contractual rate of 9.0%, and (ii) accretion of discount of $0.2 million.

Income Taxes. For the six months ended December 31, 2022 and 2021, we did not recognize any income tax benefit due to our net losses, and our determination that a valuation allowance was required for all of our deferred tax assets.

Liquidity and Capital Resources

Short-term Liquidity Requirements

As of December 31, 2022, we had cash and cash equivalents of $146.7 million and working capital was approximately $141.3 million. We have incurred cumulative net losses of $232.6 million since our inception and as a clinical stage company we have not generated any meaningful revenue to date.

Our primary source of liquidity has historically been from the completion of private placements and public offerings of our equity securities, as well as proceeds from the issuance of debt securities. For the six months ended December 31, 2022, as discussed above under the caption Recent Developments, we issued common stock in the 2022 Private Placement that resulted in net proceeds of $11.6 million. For the fiscal year ended June 30, 2022, we received net proceeds from the issuance of equity securities of $165.2 million. The completion of these equity financings is the primary factor that resulted in our cash and cash equivalents balance of $146.7 million as of December 31, 2022. For further information about the key terms and results of our debt and equity financing activities, please refer to the discussion below under the captions 2022 Registered Direct Offering, 2021 Underwritten Public Offering and 2021 Registered Direct Offering.

Our most significant contractual obligations consist of milestone payments pursuant to licensing agreements with XOMA Corporation (“XOMA”) and ActiveSite Pharmaceuticals, Inc. (“ActiveSite”) discussed below. Based on our expectations for the dates when certain clinical and regulatory milestones will be achieved, we anticipate that $5.0 million will be payable to XOMA within the next twelve months.  In February 2023, $3.0 million became payable to ActiveSite upon the dosing of the first patient in the Company’s phase 2 clinical study.

Based on our cash and cash equivalents balance of $146.7 million as of December 31, 2022, we believe we have adequate capital resources to meet all of our contractual obligations and conduct all planned activities to advance our clinical trials during through the fiscal quarter ending December 31, 2023.

Long-term Liquidity Requirements

Our most significant long-term contractual obligations consist of clinical and regulatory milestone payments up to $35.0 million payable to XOMA and up to $32.5 million in milestones payable to ActiveSite, for a total of $67.5 million. As discussed above, we expect that $5.0 million will be payable to XOMA within the next twelve months and $3.0 million became payable to ActiveSite in February 2023. Accordingly, the remainder of $72.5 million is considered a long-term liquidity requirement. Our current expectations are that we will incur additional milestone payments of $5.0 million payable to XOMA for the fiscal year ending June 30, 2024. Due to uncertainties in the timing associated with clinical trial activities and regulatory approvals, there is even greater uncertainty in forecasting the milestone payments to XOMA and ActiveSite during the fiscal year ending June 30, 2024 and thereafter.

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

The following discussion provides additional information about the ongoing requirements pursuant to our license agreements with XOMA and ActiveSite, along with additional information about our recent financing activities that impacted our liquidity and capital resources through December 31, 2022.

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

Upon the achievement of certain clinical and regulatory events, we will be required to make up to $35.0 million in aggregate milestone payments to XOMA. The first such milestone payment of $2.0 million was triggered upon dosing of the last patient in our ongoing phase 2 clinical study in January 2022. The next milestone payment of $5.0 million will be due upon the dosing of the first patient in a Phase 3 study, which we believe will occur in the next twelve months. Additionally, upon the future commercialization of RZ358, we will be required to pay royalties to XOMA based on the net sales of the related products, and milestone payments up to an additional $185.0 million if future annual sales related to RZ358 exceed targets ranging from $100.0 million to $1.0 billion. Through December 31, 2022, no events have occurred that would result in the requirement to make additional milestone payments and no royalties have been incurred.

ActiveSite License Agreement

In August 2017, we entered into a Development and License Agreement with ActiveSite (“ActiveSite License Agreement”) pursuant to which we acquired the rights to ActiveSite’s plasma kallikrein inhibitor portfolio (the “PKI Program”). We are planning to use the PKI Program to develop, file, manufacture, market and sell products for diabetic macular edema and other therapeutic indications. The ActiveSite License Agreement requires various milestone payments ranging from $1.0 million to $10.0 million when milestone events occur, up to an aggregate of $46.5 million of aggregate milestone payments. The first milestone payment for $1.0 million paid in December 2020 after completion of the preclinical work and submission of an IND to the FDA for RZ402. The next milestone payment for $3.0 million became due upon dosing of the first patient in a Phase 2 study in February 2023.  We will also be required to pay royalties equal to 2.0% of any sales of products that use the PKI Program. Through December 31, 2022, no events have occurred that would result in the requirement to make additional milestone payments and no royalties have been incurred.

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

EDA and LPC Financings

In December 2020, we entered into an Equity Distribution Agreement (the “EDA”) with Oppenheimer & Co. Inc. as sales agent that provided for an “at the market offering” for the sale of up to $50.0 million in shares of our common stock (the “Placement Shares”). For the six months ended December 31, 2021, we sold 138,388 Placement Shares for which aggregate net proceeds of approximately $1.5 million were received. In August 2021, we entered into a purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), that provided for issuances up to an aggregate of $20.0 million of shares of our common stock (the “Purchase Shares”). For the three months ended December 31, 2021, LPC purchased 115,708 shares of our common stock and we received net proceeds of $1.2 million. In May 2022, we terminated the EDA and the LPC Purchase Agreement whereby no further equity securities are issuable under these agreements.

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

Cash Flows Summary

Presented below is a summary of our operating, investing, and financing cash flows for the six months ended December 31, 2022 and 2021 (in thousands):

	2022	2021	Change
Net cash provided by (used in):
Operating activities	$(15,082)	$(13,538)	$(1,544)
Investing activities	(153)	—	(153)
Financing activities	11,571	54,894	(43,323)

Cash Used in Operating Activities

For the six months ended December 31, 2022 and 2021, cash used in operating activities amounted to $15.1 million and $13.5 million, respectively. The key components in the calculation of our cash used in operating activities are as follows (in thousands):

	2022	2021	Change

Net loss	$(23,387)	$(20,429)	$(2,958)
Non-cash expenses	3,758	2,228	1,530
Non-cash gains, net	—	(4)	4
Changes in operating assets and liabilities, net	4,547	4,667	(120)
Total	$(15,082)	$(13,538)	$(1,544)

For the six months ended December 31, 2022, our net loss was $23.4 million compared to $20.4 million for the six months ended December 31, 2021. For further discussion about changes in our operating results for the six months ended December 31, 2022 and 2021, please refer to Results of Operations above.

For the six months ended December 31, 2022 and 2021, our non-cash expenses of $3.8 million and $2.2 million, respectively, were primarily attributable to share-based compensation expense, accretion of debt discount and issuance costs, and non-cash lease expense. For the six months ended December 31, 2022, net changes in operating assets and liabilities increased operating cash flow by $4.6 million, primarily driven by an increase of $3.8 million in accounts payable and other accrued liabilities primarily due to $2.2 million of accrued compensation related to 2022 calendar year performance bonuses. This increase was partially offset by a decrease in prepaid expenses and other assets of $0.8 million. For the six months ended December 31, 2021, net changes in operating assets and liabilities increased operating cash flow by $4.7 million, primarily driven by an increase in accounts payable of $3.3 million, an increase in other accrued liabilities of $1.1 million, and a decrease in prepaid expenses and other assets of $0.3 million

Cash Provided by Investing Activities

For the six months ended December 31, 2022, our net cash utilized in investing activities amounted to $153,000, related to the purchase of furniture and equipment primarily for use in our new office location in Redwood City, California.  We did not have any cash flows from investing activities for the six months ended December 31, 2021.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2022 amounted to $11.6 million. This amount consisted of proceeds of $12.3 million from the 2022 Private Placement. The total proceeds from the 2022 Private Placement of $12.3 million were partially offset by payments of $0.8 million for underwriting commissions and other costs related to this offering.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are incorporated by reference or filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Exhibits
10.1*	Amended and Restated Employment Agreement of Nevan Elam, dated January 8, 2023
10.2*	Amended and Restated Employment Agreement of Brian Roberts, dated January 8, 2023
31.1*	Certification of Chief Executive and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of Chief Executive and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS*	Inline XBRL Instance Document
101.SC*	Inline XBRL Taxonomy Extension Schema
101.CA*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LA*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101)

* Filed herewith.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REZOLUTE, INC.

Date: February 10, 2023	By:	/s/ Nevan Charles Elam
Nevan Charles Elam
Chief Executive Officer
(Principal Executive and Financial Officer)