Form 10-Q
period 2023-03-31
Rezolute, Inc.
filed 2023-05-11
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The registrant had 36,827,567 shares of its $0.001 par value common stock outstanding as of May 8, 2023.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

●	our projected operating or financial results, including anticipated cash flows used in operations;
●	our expectations regarding capital expenditures, research and development expenses and other payments;
●	our expectation about the extent and duration of the COVID-19 pandemic (“COVID-19”) on our business;
●	our beliefs and assumptions relating to our liquidity position, including our ability to obtain additional financing;
●	our ability to obtain regulatory approvals and the speed of such approvals, for our pharmaceutical drugs and diagnostics; and
●	our future dependence on third party manufacturers or strategic partners to manufacture any of our pharmaceutical drugs and diagnostics that receive regulatory approval, and our ability to identify strategic partners and enter into license, co-development, collaboration or similar arrangements.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Rezolute, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,	June 30,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$33,743	$150,410
Investments in marketable debt securities	69,319	—
Prepaid expenses and other	2,464	1,694
Total current assets	105,526	152,104

Long-term assets:
Investments in marketable debt securities	26,210	—
Right-of-use assets	2,172	152
Property and equipment, net	149	16
Deposits and other	148	148
Total assets	$134,205	$152,420

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,947	$1,132
Accrued liabilities:
Accrued clinical and other	1,121	979
Insurance premiums	—	243
Current portion of operating lease liabilities	319	108
Total current liabilities	4,387	2,462

Long term liabilities:
Operating lease liabilities, net of current portion	2,055	80
Embedded derivative liabilities	447	407
Total liabilities	6,889	2,949

Commitments and contingencies (Notes 5, 9 and 10)

Shareholders' equity:
Preferred stock, $0.001 par value; 400 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; issued and outstanding 36,827 and 33,582 shares as of March 31, 2023 and June 30, 2022, respectively	37	34
Additional paid-in capital	375,668	358,635
Accumulated other comprehensive loss	(132)	—
Accumulated deficit	(248,257)	(209,198)
Total shareholders’ equity	127,316	149,471
Total liabilities and shareholders’ equity	$134,205	$152,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Operating expenses:
Research and development	$14,231	$8,686	$32,880	$23,912
General and administrative	2,911	2,068	8,872	6,632
Total operating expenses	17,142	10,754	41,752	30,544
Operating loss	(17,142)	(10,754)	(41,752)	(30,544)
Non-operating income (expense):
Interest and other income, net	1,484	—	2,733	13
Loss from change in fair value of derivative liabilities	(14)	(12)	(40)	(8)
Employee retention credit	—	—	—	231
Interest expense	—	(442)	—	(1,329)
Total non-operating income (expense), net	1,470	(454)	2,693	(1,093)

Net loss	$(15,672)	$(11,208)	$(39,059)	$(31,637)

Other comprehensive loss:
Net unrealized loss on available-for-sale marketable debt securities	(132)	—	(132)	—

Comprehensive loss	$(15,804)	$(11,208)	$(39,191)	$(31,637)

Net loss per common share:
Basic and diluted	$(0.30)	$(0.65)	$(0.76)	$(2.30)

Weighted average number of common shares outstanding:
Basic and diluted	51,409	17,218	51,113	13,748

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

Nine Months Ended March 31, 2023 and 2022

(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Nine Months Ended March 31, 2023:
Balances, June 30, 2022	33,582	$34	$358,635	$—	$(209,198)	$149,471
Gross proceeds from issuance of common stock for cash in 2022 Private Placement	3,245	3	12,327	—	—	12,330
Underwriting commissions and other equity offering costs	—	—	(759)	—	—	(759)
Share-based compensation	—	—	5,465	—	—	5,465
Net change in accumulated other comprehensive loss	—	—	—	(132)		(132)
Net loss	—	—	—	—	(39,059)	(39,059)
Balances, March 31, 2023	36,827	$37	$375,668	$(132)	$(248,257)	$127,316

Nine Months Ended March 31, 2022:
Balances, June 30, 2021	8,352	$8	$194,229	$—	$(168,138)	$26,099
Gross proceeds from issuance of equity securities for cash in Underwritten Public Offering:
Common stock	6,147	6	39,950	—	—	39,956
Pre-Funded warrants	—	—	10,783	—	—	10,783
Gross proceeds from issuance of common stock for cash:
In Registered Direct Offering	769	1	4,999	—	—	5,000
Under Equity Distribution Agreement	138	1	1,518	—	—	1,519
Under LPC Purchase Agreement	116	—	1,172	—	—	1,172
Underwriting discounts and other equity offering costs	—	—	(4,136)	—	—	(4,136)
Share-based compensation	—	—	2,701	—	—	2,701
Issuance of commitment shares	34	—	450	—	—	450
Net loss	—	—	—	—	(31,637)	(31,637)
Balances, March 31, 2022	15,556	$16	$251,666	$—	$(199,775)	$51,907

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,059)	$(31,637)
Share-based compensation expense	5,465	2,701
Non-cash lease expense	233	221
Accretion of discounts and amortization of premiums on marketable debt securities, net	(708)	—
Loss from change in fair value of derivative liabilities	40	8
Depreciation and amortization expense	21	10
Accretion of debt discount and issuance costs	—	319
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	(770)	17
Increase in accounts payable	1,815	548
Increase (decrease) in accrued liabilities	(168)	307
Net Cash Used in Operating Activities	(33,131)	(27,506)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable debt securities	(94,954)	—
Purchase of property and equipment	(153)	—
Total Cash Used in Investing Activities	(95,107)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from issuance of equity securities for cash:
2022 Private Placement	12,330	—
Proceeds from 2021 Underwritten Public Offering	—	50,738
Proceeds from 2021 Registered Direct Offering	—	5,000
Under Equity Distribution Agreement	—	1,519
Under LPC Purchase Agreement	—	1,171
Payment of commissions and other offering costs	(759)	(3,449)
Payment of debt discount and issuance costs	—	(104)
Net Cash Provided by Financing Activities	11,571	54,875

Net increase (decrease) in cash, cash equivalents and restricted cash	(116,667)	27,369
Cash, cash equivalents and restricted cash at beginning of period	150,410	41,047
Cash, cash equivalents and restricted cash at end of period	$33,743	$68,416

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows, Continued

(In thousands)

	Nine Months Ended
	March 31,
	2023	2022
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents, end of period	$33,743	$63,416
Restricted cash, end of period	—	5,000
Total cash, cash equivalents and restricted cash, end of period	$33,743	$68,416

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$—	$1,011
Cash paid for income taxes	—	—
Cash paid for amounts included in the measurement of operating lease liabilities	87	254
Operating lease liabilities incurred in exchange for right-of-use assets	2,204	—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of commitment shares for deferred offering costs subsequently charged to additional paid-in capital	$—	$450

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 — NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Rezolute, Inc. (the “Company”) is a clinical stage biopharmaceutical business developing transformative therapies for metabolic diseases related to chronic glucose imbalance. The Company’s primary clinical assets consist of (i) RZ358, which is a potential treatment for congenital hyperinsulinism, an ultra-rare pediatric genetic disorder characterized by excessive production of insulin by the pancreas, and (ii) RZ402, which is an oral plasma kallikrein inhibitor (“PKI”) being developed as a potential therapy for the chronic treatment of diabetic macular edema.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all information and footnote disclosures necessary for a comprehensive presentation of financial position, results of operations, and cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) that are necessary for a fair financial statement presentation have been made. The interim results for the three and nine months ended March 31, 2023 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the fiscal year ending June 30, 2023.

Consolidation

The Company has two wholly owned subsidiaries consisting of Rezolute (Bio) Ireland Limited, and Rezolute Bio UK, Ltd. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the unaudited condensed consolidated financial statements and the accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, determination if other than temporary impairment exists for marketable debt securities, the fair value of derivative liabilities, fair value of share-based payments, management’s assessment of going concern, and clinical trial accrued liabilities. Actual results could differ from those estimates.

Risks and Uncertainties

The Company’s operations may be subject to significant risks and uncertainties including financial, operational, regulatory and other risks associated with a clinical stage business, including the potential risk of business failure, and the future impact of COVID-19.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies from those described in Note 1 to the financial statements in Item 8 of the 2022 Form 10-K other than the policy described below.

Investments in Marketable Debt Securities

Under the investment policy approved by the Company’s Board of Directors, eligible investments in fixed income debt securities must be denominated and payable in U.S. dollars, including eligible corporate bonds, corporate commercial paper, U.S. government obligations, and money market funds. This investment policy only permits investments in the debt securities of issuers that meet stringent credit quality ratings on the date of the investment. The investment policy also places restrictions on the length of maturities and concentrations by type and issuer. The Company’s cash and investments are held or issued by financial institutions that management believes are of high credit quality. However, they are exposed to credit risk in the event of default by the third parties that hold or issue such assets. The Company classifies investments in marketable debt securities that mature in less than one year as short-term assets. For investments that mature in more than one year, the investments are classified as long-term assets unless management intends to liquidate the investments to fund current operations before the scheduled maturity dates.

The Company accounts for its investments in marketable debt securities as available-for-sale securities whereby they are recorded in the unaudited condensed consolidated balance sheet at fair value. Interest income is recognized in the unaudited condensed consolidated statement of operations, consisting of accrued interest earned based on the coupon rate of the security, plus the impact of accreting discounts and amortizing premiums to maturity using the straight-line method which approximates the interest method. Unrealized gains and losses due to subsequent changes in fair value of the investments are reported in shareholders’ equity as a component of accumulated other comprehensive income (loss). The Company reviews the components of its portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below amortized cost have resulted from a credit-related loss or other factors. If declines in fair value are due to a deterioration of credit quality of the issuer, the Company recognizes (i) a loss in other comprehensive income (loss) if the reduction in fair value is considered temporary, or (ii) a loss in the consolidated statement of operations if the reduction in fair value is considered other than temporary. For a decline in fair value that is solely due to changes in interest rates, impairment is not recognized if the Company has the ability and intent to hold the investment until maturity. The cost basis of any securities sold prior to maturity will be determined using the specific identification method.

Recent Accounting Pronouncements

Recently Adopted Standard.  The following standard was adopted during the nine months ended March 31, 2023:

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, which results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Additionally, ASU 2020-06 affects the diluted earnings per share calculation for instruments that may be settled in cash or shares and for convertible instruments and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. ASU 2020-06 allows entities to use a modified or full retrospective transition method. The Company adopted this standard using the full retrospective transition method effective July 1, 2022. The adoption did not have any impact on the Company’s consolidated financial statements.

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

NOTE 2 — LIQUIDITY

As a clinical stage business, the Company has not yet generated any revenues and had an accumulated deficit of $248.3 million as of March 31, 2023. For the nine months ended March 31, 2023, the Company incurred a net loss of $39.1 million and net cash used in operating activities amounted to $33.1 million. For the fiscal year ended June 30, 2022, the Company incurred a net loss of $41.1 million and net cash used in operating activities amounted to $39.6 million.  As of March 31, 2023, the Company’s capital resources consist of cash and cash equivalents of $33.7 million, short-term investments in marketable debt securities of $69.3 million and long-term investments in marketable debt securities of $26.2 million.

As of March 31, 2023, the Company has total liabilities of $6.9 million, including current liabilities of $4.4 million. As discussed in Note 5, the Company is subject to license agreements that provide for future contractual payments upon achievement of various milestone events. Pursuant to the ActiveSite License Agreement (as defined below), a $3.0 million milestone payment was paid in February 2023 upon dosing of the first patient in a Phase 2 clinical trial for RZ402.  Pursuant to the XOMA License Agreement (as defined below), a $5.0 million milestone payment will be due upon dosing of the first patient in a Phase 3 clinical trial for RZ358.  First patient dosing milestone RZ358 Phase 3 clinical trial is expected to occur within the next 12 months.

Management believes the Company’s existing cash and cash equivalents and investments in marketable debt securities will be adequate to meet the Company’s contractual obligations and carry out ongoing clinical trials and other planned activities at least through May 2024.

On March 10, 2023, Silicon Valley Bank (“SVB”) was shut down, followed on March 11, 2023 by Signature Bank and on May 1, 2023 by First Republic Bank whereby the Federal Deposit Insurance Corporation was appointed as receiver for each of those banks. Starting in January 2023, SVB Asset Management (“SAM”), a nonbank affiliate of SVB and a member of SVB Financial Group, provided investment services relating to the Company’s investment in marketable debt securities held in a segregated custodial account held by a third-party custodian, U.S. Bank. At the time of the closing of SVB, the Company had approximately $20.5 million in cash and certain cash equivalents in an Overnight Money Market Mutual Fund (“MMF”), for which SAM was the investment advisor of until April 13, 2023, when the MMF was liquidated and transferred to a similar investment under the control of a new investment advisor. The Company’s investment portfolio did not and currently does not contain any securities of SVB, and the Company did not have any deposit accounts with SVB. The Company does not believe it was or will be impacted by the closure of SVB and will continue to monitor the banking industry situation as it evolves.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 —INVESTMENTS IN MARKETABLE DEBT SECURITIES

Investments in marketable debt securities, including cash and cash equivalents, are as follows (in thousands):

	Estimated Fair Value at
	March 31,	June 30,
	2023	2022
Cash and cash equivalents	$33,743	$150,410
Short-term investments in marketable debt securities	69,319	—
Long-term investments in marketable debt securities	26,210	—
Total cash, cash equivalents and investments in marketable debt securities	$129,272	$150,410

The Company only invests in liquid, high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, the Company generally invests in securities with expected maturities of two years or less and maintains a weighted average maturity of one year or less. As of March 31, 2023 investments in marketable debt securities with a fair value of $69.3 million are scheduled to mature during the 12-month period ending March 31, 2024 and substantially all of the remaining investments, which have a fair value of $26.2 million, are scheduled to mature during the 12 month period ending March 31, 2025.

During the nine months ended March 31, 2023 and 2022, we sold no available-for-sale securities.

Accrued interest receivable on all marketable debt securities amounted to $0.3 million which is included in other current assets in the accompanying condensed consolidated balance sheet as of March 31, 2023.  We did not have any accrued interest receivable as of June 30, 2022.

The following table summarizes the unrealized gains and losses that result in differences between the amortized cost basis and fair value of the Company’s cash, cash equivalents and marketable debt securities held as of March 31, 2023 and June 30, 2022 (in thousands):

	March 31, 2023				June 30,
		Gross Unrealized			2022
	Amortized Cost	Gains	Losses	Fair Value	Fair Value
Corporate commercial paper	$38,416	$2	$(37)	$38,381	$—
Obligations of U.S. government agencies	24,379	23	(1)	24,401	—
U.S. Treasury obligations	5,941	1	—	5,942	—
Corporate notes and bonds	22,150	4	(122)	22,032	—
Asset-backed securities	4,775	—	(2)	4,773	—
Available-for-sale investments	$95,661	$30	$(162)	$95,529	$—
Money market funds				20,497	—
Cash				13,246	150,410
Total cash, cash equivalents and investments in marketable debt securities				$129,272	$150,410

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 — OPERATING LEASES

In April 2022, the Company entered into a lease agreement for a new corporate headquarters in Redwood City, California.  The space consists of approximately 9,300 square feet and provides for total base rent payments of approximately $2.9 million through the expected expiration of the lease in November 2027. The landlord was required to make improvements to the facility before the Company could occupy the space. These improvements were completed in October 2022, triggering the commencement of the lease. The lease provided for a six-month rent abatement period beginning upon commencement of the lease term. In addition, the lease provided an allowance of approximately $0.1 million that may be utilized by the Company for the purchase of furniture and equipment. The average base rent payable in cash over the 60-month lease term is approximately $48,000 per month. Upon commencement of the lease, the Company recognized a right-of-use asset for approximately $2.3 million, and a related operating lease liability for approximately $2.2 million.

The carrying values of all of the Company’s right-of-use assets and operating lease liabilities are as follows (in thousands):

	March 31,	June 30,
	2023	2022

Right-of-use assets	$2,172	$152

Operating lease liabilities:
Current	$319	$108
Long-term	2,055	80
Total	$2,374	$188

For the three and nine months ended March 31, 2023 and 2022, operating lease expense is included under the following captions in the accompanying condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

Research and development	$139	$66	$331	$216
General and administrative	34	32	105	75
Total	$173	$98	$436	$291

As of March 31, 2023, the weighted average remaining lease term under operating leases was 4.4 years, and the weighted average discount rate for operating lease liabilities was 6.8%. Future cash payments under all operating lease agreements as of March 31, 2023 are as follows (in thousands):

Fiscal year ending June 30,
Remainder of fiscal year 2023	$80
2024	689
2025	627
2026	646
2027	666
Thereafter	224
Total lease payments	2,932
Less imputed interest	(558)
Present value of operating lease liabilities	$2,374

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 — LICENSE AGREEMENTS

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

In January 2022, the Company was required to make a milestone payment under the XOMA License Agreement of $2.0 million that became due upon the dosing of the last patient in the Company’s Phase 2b Clinical Trial for RZ358.  Upon the achievement of certain clinical and regulatory events under the XOMA License Agreement, the Company will be required to make additional milestone payments to XOMA up to $35.0 million.  After the clinical and regulatory milestones, the Company will be required, upon the future commercialization of RZ358, to pay royalties to XOMA based on the net sales of the related products and additional milestone payments to XOMA up to $185.0 million related to annual net sales amounts. The next milestone payment of $5.0 million will be due upon dosing of the first patient in a Phase 3 clinical trial for RZ358.

ActiveSite License Agreement

On August 4, 2017, the Company entered into a Development and License Agreement (the “ActiveSite License Agreement”) with ActiveSite Pharmaceuticals, Inc. (“ActiveSite”) pursuant to which the Company acquired the rights to ActiveSite’s Plasma Kallikrein Inhibitor program (“PKI Portfolio”). The Company is initially using the PKI Portfolio to develop an oral PKI therapeutic for diabetic macular edema (RZ402) and may use the PKI Portfolio to develop other therapeutics for different indications. The ActiveSite License Agreement requires various milestone payments up to $46.5 million, if all milestones are achieved. The first milestone payment for $1.0 million was paid in December 2020 after clearance was received for an Initial Drug Application, or IND, filed with the U.S. Food and Drug Administration (“FDA”). The second milestone payment of $3.0 million was paid in February 2023 after dosing of the first patient in a Phase 2 clinical trial for RZ402. The next milestone payment of $5.0 million will be due upon the first dosing of a patient in a Phase 3 clinical trial. The Company is also required to pay royalties equal to 2.0% of any sales of products that use the PKI Portfolio. There have been no events that would result in any royalty payments owed under the ActiveSite License Agreement to date.

NOTE 6 — EMBEDDED DERIVATIVE LIABILITY

On April 14, 2021, the Company entered into a $30.0 million Loan and Security Agreement (the “Loan Agreement”) with SLR Investment Corp. and certain other lenders (the “Lenders”). The Lenders agreed to loan up to $30.0 million in three tranches consisting of (i) a $15.0 million term A loan that was funded on April 14, 2021, (ii) term B and term C loans for an aggregate of $15.0 million, which were subject to the Company’s ability to obtain prescribed amounts of financing and the achievement of certain clinical milestones. The Company did not achieve the initial clinical milestones by January 2022 and, accordingly, the term B and term C loans were no longer a source of liquidity. The term A loan had a maturity date of April 1, 2026 (the “Maturity Date”) but was repaid in full on June 30, 2022.

Concurrently with the execution of the Loan Agreement, the Company entered into an exit fee agreement (the “Exit Fee Agreement”) that provides for a fee of 4.00% of the funded principal balance of each term loan in the event certain transactions (defined as “Exit Events”) occur prior to April 13, 2031. Exit Events include, but are not limited to, sales of substantially all assets, certain mergers, change of control transactions, and issuances of common stock that result in new investors owning more than 35% of the Company’s

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

shares. As of April 14, 2021, the Company allocated a portion of the proceeds from the term A loan to recognize a liability for the fair value of embedded derivatives. Fair value was determined primarily based on the Company’s strategic corporate development plans.  Management has performed a detailed evaluation of the different types of Exit Events that could occur and has determine fair value using a discounted rate equivalent to the effective rate for the term A loan of 12.6%. Fair value of embedded derivatives is reassessed at the end of each reporting period with changes in fair value recognized as a nonoperating gain or loss.

NOTE 7 — SHAREHOLDERS’ EQUITY

Quarterly Changes in Shareholders’ Equity

The following table presents changes in shareholders’ equity for the three months ended March 31, 2023 and 2022:

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Three Months Ended March 31, 2023:
Balances, December 31, 2022	36,827	$37	$373,813	$—	$(232,585)	$141,265
Share-based compensation	—	—	1,855	—	—	1,855
Net change in accumulated other comprehensive loss	—	—	—	(132)	—	(132)
Net loss	—	—	—	—	(15,672)	(15,672)
Balances, March 31, 2023	36,827	$37	$375,668	$(132)	$(248,257)	$127,316

Three Months Ended March 31, 2022:
Balances, December 31, 2021	15,556	$16	$250,816	$—	$(188,567)	$62,265
Share-based compensation	—	—	850	—	—	850
Net loss	—	—	—	—	(11,208)	(11,208)
Balances, March 31, 2022	15,556	$16	$251,666	$—	$(199,775)	$51,907

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The gross proceeds of $10.8 million received from issuance of the Pre-Funded Warrants was recorded as a component of shareholders’ equity within additional paid-in capital. In accordance with the terms of the warrant agreement, holders of the outstanding warrants are not entitled to exercise any portion of the Pre-Funded Warrant if, upon exercise of such portion of the warrant, the holder’s aggregate ownership of the Company’s common stock or the combined voting power beneficially owned by such holder would exceed a designated percentage elected by the holder ranging from 4.99% to 19.99%, after giving effect to the exercise (the “Maximum Ownership Percentage”). Upon at least 61 days’ prior notice to the Company, any warrant holder may elect to increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. As of March 31, 2023, no shares underlying the Pre-Funded Warrants have been exercised.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Registered Direct Offering

Concurrently with the Underwritten Offering, a major shareholder (the “Purchaser”) that is affiliated with a member of the Company’s Board of Directors entered into a subscription agreement for a registered direct offering, pursuant to which the Company agreed to sell to the Purchaser an aggregate of 769,231 shares of the Company’s common stock at a purchase price of $6.50 per share. The closing for the registered direct offering occurred on October 27, 2021, whereby the Company received gross proceeds of $5.0 million.

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 — SHARE-BASED COMPENSATION AND WARRANTS

Stock Option Plans

Presented below is a summary of the number of shares authorized, outstanding, and available for future grants under each of the Company’s stock option plans as of March 31, 2023 (in thousands):

	Plan Termination	Number of Shares
Description	Date	Authorized	Outstanding	Available

2015 Plan	February 2020	17	17	—
2016 Plan	October 2021	140	140	—
2019 Plan	July 2029	200	200	—
2021 Plan	March 2031	10,700	8,422	2,278
Total		11,057	8,779	2,278

2022 Employee Stock Purchase Plan

On June 16, 2022, the Company’s shareholders approved the adoption of the 2022 Employee Stock Purchase Plan (the “2022 ESPP”). The 2022 ESPP provides an opportunity for employees to purchase the Company’s common stock through accumulated payroll deductions.

The 2022 ESPP has consecutive offering periods that begin approximately every 6 months commencing on the first trading day on or after July 1 and terminating on the last trading day of the offering period ending on December 31 and commencing on the first trading day on or after January 1 and terminating on the last trading day of the offering period ending on June 30. The 2022 ESPP reserves 0.5 million shares for purchases. The first offering period concluded on December 31, 2022, and no purchases were made under the 2022 ESPP. As of March 31, 2023, no shares have been purchased under the 2022 ESPP.

Stock Options Outstanding

The following table sets forth a summary of the activity under all of the Company’s stock option plans for the nine months ended March 31, 2023 (shares in thousands):

	Shares	Price (1)	Term (2)

Outstanding, June 30, 2022	8,506	$5.24	9.7
Grants to employees	668	1.98
Expired	(116)	40.73
Forfeited	(279)	3.78
Outstanding, March 31, 2023	8,779	4.57	9.1
Vested, March 31, 2023	966	11.65	7.73
(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term for the number of years until the stock options expire.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the nine months ended March 31, 2023, the aggregate fair value of stock options granted for approximately 0.7 million shares of common stock amounted to $1.0 million or approximately $1.51 per share as of the grant dates. Fair value was computed using the Black-Scholes-Merton (“BSM”) option-pricing model and will result in the recognition of compensation cost ratably over the expected vesting period of the stock options.

For the nine months ended March 31, 2023, the fair value of stock options was estimated on the respective dates of grant, with the following weighted-average assumptions:

Market price of common stock on grant date	$1.98
Expected volatility	91%
Risk free interest rate	3.7%
Expected term (years)	6.0
Dividend yield	0%

Share-based compensation expense for the three and nine months ended March 31, 2023 and 2022 is included under the following captions in the unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

Research and development	$849	$327	$2,449	$1,014
General and administrative	1,006	523	3,016	1,687
Total	$1,855	$850	$5,465	$2,701

Unrecognized share-based compensation expense is approximately $18.8 million as of March 31, 2023. This amount is expected to be recognized over a weighted average period of 3.1 years.

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

In connection with a registered direct offering in May 2022, the Company issued 1,973,684 Class A PFWs and 10,947,371 Class B PFWs to purchase an aggregate of 12,921,055 shares of common stock at an issuance price of $3.799 per warrant (collectively, the “2022 PFWs”).  As of March 31, 2023, all of the 2022 PFWs may be exercised at any time by paying the exercise price of $0.001 per share, subject to certain ownership restrictions.

In addition, the Company has issued warrants in conjunction with various debt and equity financings and for services. As of March 31, 2023, all of the warrants were vested.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the nine months ended March 31, 2023, no warrants were granted or exercised. Excluding the 2021 PFWs and the 2022 PFWs discussed above, the following table sets forth a summary of all other warrants for the nine months ended March 31, 2023 (shares in thousands):

	Shares	Price (1)	Term (2)

Outstanding, June 30, 2022	1,150	$22.83	4.2
Warrants granted	—	—
Warrant expirations	(28)	20.36
Outstanding, March 31, 2023	1,122	22.90	3.5
(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term for the number of years until the warrants expire.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Licensing Commitments

Please refer to Note 5 for further discussion of commitments to make milestone payments and to pay royalties under license agreements with XOMA and ActiveSite.

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations. At each reporting period, the Company evaluates known claims to determine whether a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal fees are expensed as incurred.

NOTE 10 — RELATED PARTY TRANSACTIONS

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

Investors in 2022 Private Placement

Handok and certain of its affiliates were the sole investors in the 2022 Private Placement and the Registered Direct Offering discussed in Note 7.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 — INCOME TAXES

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

For the three and nine months ended March 31, 2023 and 2022, the Company did not recognize any income tax benefit due to a full valuation allowance on its deferred tax assets. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three and nine months ended March 31, 2023 and 2022.

NOTE 12 — NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares, 2021 PFWs and 2022 PFWs outstanding during the period, without consideration for other potentially dilutive securities. PFWs are included in the computation of basic and diluted net loss per share since the exercise price is negligible and all of the PFWs are fully vested and exercisable. Accordingly, the weighted average number of shares outstanding is computed as follows for the three and nine months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

Common Stock	36,827	15,557	36,531	12,735
2021 PFWs	1,661	1,661	1,661	1,013
2022 PFWs:
Class A PFWs	1,974	—	1,974	—
Class B PFWs	10,947	—	10,947	—
Total	51,409	17,218	51,113	13,748

For the three and nine ended March 31, 2023 and 2022, basic and diluted net loss per share were the same since all other common stock equivalents were anti-dilutive.

As of March 31, 2023 and 2022, the following outstanding potential common stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

	2023	2022

Stock options	8,779	1,590
Warrants	1,122	1,158
Total	9,901	2,748

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 13 — FINANCIAL INSTRUMENTS AND SIGNIFICANT CONCENTRATIONS

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

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy classification of such fair values as of March 31, 2023 (in thousands):

	Fair Value Measurement as of March 31, 2023
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$20,497	$20,497	$—	$—
Marketable debt securities:
Corporate commercial paper	38,381	—	38,381	—
U.S. Government agencies	24,401	—	24,401	—
U.S. Government treasuries	5,942	5,942	—	—
Corporate notes and bonds	22,032	—	22,032	—
Asset-backed securities	4,773	—	4,773	—
Total	$116,026	$26,439	$89,587	$—

Marketable debt securities classified as Level 2 within the valuation hierarchy generally consist of U.S. government agency securities, corporate bonds, and commercial paper. The Company determines the fair value of marketable debt securities based upon valuations obtained from third-party pricing sources.  Except for the amounts shown in the table above, the Company did not have any other assets measured at fair value on a recurring basis as of March 31, 2023. As of June 30, 2022, the Company did not have any assets required to be measured at fair value on a recurring basis.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s embedded derivative liabilities are classified under Level 3 of the hierarchy and are required to be measured and recorded at fair value on a recurring basis. Fair value is determined based on management’s assessment of the probability and timing of occurrence for the Exit Events discussed in Note 6 using a discount rate equal to the effective interest rate for the term A loan. The following table sets forth changes in the fair value of embedded derivative liabilities for the nine months ended March 31, 2023 and 2022 (in thousands):

	2023	2022

Fair value, beginning of period	$407	$387
Loss from change in fair value	40	8
Fair value, end of period	$447	$395

Except for embedded derivative liabilities, the Company did not have any other liabilities measured at fair value on a recurring basis as of March 31, 2023 and June 30, 2022.

Due to the relatively short maturity of the respective instruments, the fair value of cash, accounts payable, and accrued liabilities approximated their carrying values as of March 31, 2023 and June 30, 2022.

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the nine months ended March 31, 2023 and 2022, the Company did not have any transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and investments in marketable debt securities. The Company maintains its cash in demand accounts at a high-quality financial institution. As of and for the nine months ended March 31, 2023 and 2022, cash deposits have exceeded the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation.

As of March 31, 2023, the Company has an aggregate of $53.1 million invested in the debt securities of issuers in the banking and financial services industries, and an aggregate of $24.4 million invested in the debt securities of a single agency of the U.S. government.  While the Company’s investment policy requires investments in highly rated securities, a wide variety of broad economic factors and issuer-specific factors could result in credit agency downgrades below the Company’s minimum credit rating requirements that could result in losses regardless of whether the Company elects to sell the securities or hold them until maturity.

As of March 31, 2023, the Company had cash equivalents consisting of $20.5 million in the MMF discussed in Note 2 and an aggregate of $13.2 million in checking and savings accounts at another large financial institution. As of June 30, 2022 the Company had cash and cash equivalents of $150.4 million in checking and savings accounts with a single financial institution. The Company has never experienced any losses related to its investments in cash and cash equivalents.

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

As a Company, we are focused on advancing our compounds through clinical studies.  Our lead clinical asset, RZ358, is a potential antibody treatment for congenital hyperinsulinism, an ultra-rare pediatric genetic disorder characterized by excessive production of insulin by the pancreas. Our second clinical asset, RZ402, is a selective and potent plasma kallikrein inhibitor (“PKI”) being developed as a potential oral therapy for the chronic treatment of diabetic macular edema (“DME”).

RZ358

In May 2022, we announced positive topline results from the RZ358-606 Phase 2b study (“RIZE”) and through the first quarter of 2023, we finalized tables, figures and listings (“TFL”) for the study as well as clinical study reports (“CSRs”). In addition, we have been actively engaged in discussions with both European regulatory authorities as well as the U.S. Food and Drug Administration (“FDA”) regarding plans for a Phase 3 study (together the European regulatory authorities and the FDA may be hereinafter referred to as the “Regulatory Authorities”). We expect to commence the Phase 3 study during the Summer of 2023, but there can be no guarantee that we will be able to commence the study on this timeline. Based on our current enrollment estimates, we expect to have top line results available from this study in the first quarter of 2025.

RZ402

In December 2022, we initiated a Phase 2 multi-center, randomized, double-masked, placebo-controlled, parallel-arm study to evaluate the safety, efficacy, and pharmacokinetics of RZ402 administered as a monotherapy over a 12-week treatment period in participants with DME who are naïve to, or have received limited anti-VEGF injections. The study population will include DME patients with mild to moderate non-proliferative diabetic retinopathy. Eligible participants will be randomized equally, to one of three RZ402 active treatment arms at doses of 50, 200, and 400 mg, or a placebo control arm, and will receive study drug once daily for 12 weeks, before completing a four-week follow-up. The study is expected to enroll up to approximately 100 patients overall, across approximately 25 investigational sites in the United States. The principal endpoints of the trial include (i) changes in central subfield thickness of the macula, as measured by Spectral Domain Ocular Coherence Tomography, (ii) changes in visual acuity as measured by the early treatment diabetic retinopathy scale, (iii) the repeat dose pharmacokinetics of RZ402 in patients with DME, and (iv) the safety and tolerability of RZ402. We expect to complete enrollment in 2023 and to announce results from the study in the first quarter of 2024.

Recent Developments

Investment in Marketable Debt Securities

In January 2023, our Board of Directors determined that it was in the best interest of the Company and its shareholders to diversify its cash position and use a portion of the Company’s cash to invest an aggregate of $115.0 million of cash held in demand deposit accounts in marketable debt securities and an overnight money market mutual fund with the objective of achieving higher returns on investment.

Headquarters Lease

In April 2022, we entered into a lease agreement for a new corporate headquarters facility in Redwood City, California.  The space consists of approximately 9,300 square feet and provides for total base rent payments of approximately $2.9 million through the expected expiration of the lease in November 2027. The lease provides for a six-month rent abatement period that began upon commencement of the lease term which occurred in October 2022.

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

Termination of Loan Agreement

On April 14, 2021, we entered into a $30.0 million Loan and Security Agreement (the “Loan Agreement”) with Solar Investment Corp. (“SLR”) as collateral agent, and the parties executing the Loan Agreement as lenders, including SLR in its capacity as a lender. The scheduled maturity date of the Loan Agreement was on April 1, 2026. In April 2021, we borrowed $15.0 million under the Loan Agreement. On June 30, 2022, we paid off the outstanding loan amount of $15.0 million in full and terminated the Loan Agreement in accordance with its terms.

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

Key Components of Consolidated Statements of Operations and Comprehensive Loss

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

Interest and other income. Interest and other income consist primarily of interest income earned on investments and temporary cash investments.

Loss from change in fair value of derivative liabilities. We recognize liabilities for financial instruments that are required to be accounted for as derivatives, as well as embedded derivatives in our debt agreements. Derivative liabilities are adjusted to fair value at the end of each reporting period until the contracts are settled, expire, or otherwise meet the conditions for equity classification. Changes in fair value are reflected as a gain or loss in our unaudited condensed consolidated statements of operations and of comprehensive loss.

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

Results of Operations

Three months ended March 31, 2023 and 2022

Revenue. As a clinical stage company, we did not generate any revenue for the three months ended March 31, 2023 and 2022. We are at an early stage of development and do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. We do not expect to be able to generate revenue from any of our product candidates for several years.

Research and development expenses. R&D expenses for the three months ended March 31, 2023 and 2022 were as follows (in thousands, except percentages):

			Increase
	2023	2022	Amount	Percent

Total R&D expenses	$14,231	$8,686	$5,545	64%

The increase in R&D expenses of $5.5 million for the three months ended March 31, 2023 was primarily attributable to an increase of RZ358 related program costs of approximately $2.8 million. The increased expense consisted of an increase in manufacturing and preclinical costs of $1.8 million, clinical trial expense of $0.4 million, and other RZ358 program costs of $0.6 million.  RZ358 costs increased due to Phase 3 clinical readiness activities.  Compensation and benefits for our R&D workforce increased by approximately $1.1 million. Cash-based compensation and benefits increased by approximately $0.6 million that was primarily attributable to an increase in the average number of R&D employees from 26 for the three months ended March 31, 2022 to 36 for the three months ended March 31, 2023. Share-based compensation and benefits increased by approximately $0.5 million attributable to an increase in share-based compensation related to stock options granted in June 2022 where expense is recognized over the respective vesting periods.  RZ402 program costs increased by approximately $0.4 million, primarily due to Phase 2 clinical trial costs which dosed its first patients in February 2023. Milestone related costs increased by $1.0 million for the three months ended March 31, 2023 due to the $3.0 million milestone due to ActiveSite upon dosing of the first patient in a Phase 2 study.  Milestone costs for the quarter ended March 31, 2022 related to the payment of $2.0 million to XOMA upon last patient dosing in the Phase 2b study.

General and administrative expenses. G&A expenses for the three months ended March 31, 2023 and 2022 were as follows (in thousands, except percentages):

			Increase
	2023	2022	Amount	Percent

Total G&A expenses	$2,911	$2,068	$843	41%

The increase in G&A expenses of $0.8 million for the three months ended March 31, 2023 was attributable to increases in (i) share-based compensation expense of $0.5 million due to stock options granted in June 2022 where expense is recognized over the respective vesting periods, and (ii) cash-based compensation expense of $0.2 million due to an increase in the average number of employees from 9 for the three months ended March 31, 2022 to 12 employees for the three months ended March 31, 2023.

Interest and Other Income. Interest and other income amounted to $1.5 million for the three months ended March 31, 2023, compared to none for the three months ended March 31, 2022. This increase was primarily due to our decision in January 2023 to invest an aggregate of approximately $115.0 million in marketable debt securities and an overnight money market mutual fund that bear interest at a weighted average effective rate of approximately 5.0%, whereas our temporary cash investments for the three months ended March 31, 2022 provided for earnings that were less than 1.0%.  The large increase in funds available for investment was attributable to the completion of equity financings between May 2022 and July 2022.

Interest Expense. We did not incur any interest expense for the three months ended March 31, 2023, whereas we incurred $0.4 million of interest expense for the three months ended March 31, 2022. Interest expense for the three months ended March 31, 2022 was solely attributable to the Loan Agreement and consisted of (i) interest expense of $0.3 million based on the weighted average contractual rate of 9.0%, and (ii) accretion of discount of $0.1 million. The Loan Agreement was repaid on June 30, 2022.

Income Taxes. For the three months ended March 31, 2023 and 2022, we did not recognize any income tax benefit due to our net losses, and our determination that a valuation allowance was required for all of our deferred tax assets.

Nine months ended March 31, 2023 and 2022

Revenue. As a clinical stage company, we did not generate any revenue for the nine months ended March 31, 2023 and 2022. We are at an early stage of development and do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. We do not expect to be able to generate revenue from any of our product candidates for several years.

Research and development expenses. R&D expenses for the nine months ended March 31, 2023 and 2022 were as follows (in thousands, except percentages):

			Increase
	2023	2022	Amount	Percent

Total R&D expenses	$32,880	$23,912	$8,968	38%

The increase in R&D expenses of $9.0 million for the nine months ended March 31, 2023 was partially attributable to compensation and benefits for our R&D workforce that increased by approximately $3.7 million. Cash-based compensation and benefits increased by approximately $2.3 million which was primarily attributable to an increase in the average number of R&D employees from 24 for the nine months ended March 31, 2022 to 35 for the nine months ended March 31, 2023.  In addition, approximately $1.4 million of this increase was attributable to an increase in share-based compensation related to stock options granted in June 2022 where expense is recognized over the respective vesting periods. In addition to the increases in compensation and benefits, an increase of $1.5 million was due to higher spending for RZ358 Phase 3 readiness manufacturing costs and $1.0 million for RZ402 Phase 2 clinical trial costs.

Milestone related costs under licensing agreements increased by $1.0 million for the nine months ended March 31, 2023 as a result of the $3.0 million milestone payment due to ActiveSite upon dosing of the first patient in a Phase 2 study.  Milestone costs for the nine months ended March 31, 2022 related to the payment of $2.0 million to XOMA (as defined below) upon last patient dosing in the Phase 2b study.

Other R&D related costs increased by approximately $1.8 million for the nine months ended March 31, 2023 due an increase of $0.9 million related to R&D facilities costs driven by increased travel, rent and other facilities costs.  Other pipeline development costs increased by $0.6 million.

General and administrative expenses. G&A expenses for the nine months ended March 31, 2023 and 2022 were as follows (in thousands, except percentages):

			Increase
	2023	2022	Amount	Percent

Total G&A expenses	$8,872	$6,632	$2,240	34%

The increase in G&A expenses of $2.2 million for the nine months ended March 31, 2023 was primarily attributable to increases in (i) share-based compensation expense of $1.3 million due to stock options granted in June 2022 where expense is recognized over the respective vesting periods and (ii) cash-based compensation expense of $0.9 million that was primarily attributable to an increase in the average number of G&A employees from 8 for the nine months ended March 31, 2022 to 12 for the nine months ended March 31, 2023.

Interest and Other Income. Interest and other income amounted to $2.7 million for the nine months ended March 31, 2023, compared to $13,000 of interest income for the nine months ended March 31, 2022. The increase in interest income for the nine months ended March 31, 2023 was primarily due to our decision in January 2023 to invest an aggregate of approximately $115.0 million in marketable debt securities and overnight money market mutual fund that bear interest at a weighted average effective rate of approximately 5.0%, whereas our temporary cash investments for the nine months ended March 31, 2022 provided for earnings that were less than 1.0%. The large increase in funds available for investment was attributable to the completion of equity financings between May 2022 and July 2022.

Employee Retention Credit. We did not generate any employee retention credit income for the nine months ended March 31, 2023, compared to $0.2 million for the nine months ended March 31, 2022. The income in the prior year was a result of CARES Act benefits. For the nine months ended March 31, 2023, governmental assistance was not available under the CARES Act.

Interest Expense. We did not incur any interest expense for the nine months ended March 31, 2023 due to the repayment of the Loan Agreement on June 30, 2022, whereas we incurred $1.3 million of interest expense for the nine months ended March 31, 2022. Interest expense for the nine months ended March 31, 2022 was solely attributable to the Loan Agreement and consisted of (i) interest expense of $1.0 million based on the weighted average contractual rate of 9.0%, and (ii) accretion of discount of $0.3 million.

Income Taxes. For the nine months ended March 31, 2023 and 2022, we did not recognize any income tax benefit due to our net losses, and our determination that a valuation allowance was required for all of our deferred tax assets.

Liquidity and Capital Resources

Short-term Liquidity Requirements

As of March 31, 2023, we had cash and cash equivalents of $33.7 million, short-term marketable debt securities of $69.3 million and working capital was approximately $101.1 million. We have incurred cumulative net losses of $248.3 million since our inception and as a clinical stage company we have not generated any meaningful revenue to date.

Our primary source of liquidity has historically been from the completion of private placements and public offerings of our equity securities, as well as proceeds from the issuance of debt securities. For the nine months ended March 31, 2023, as discussed above under the caption Recent Developments, we issued common stock in the 2022 Private Placement that resulted in net proceeds of $11.6 million. For the fiscal year ended June 30, 2022, we received net proceeds from the issuance of equity securities of $165.2 million. The completion of these equity financings is the primary factor that resulted in our cash and cash equivalents balance of $33.7 million and marketable debt securities investment balance of $95.5 million as of March 31, 2023. For further information about the key terms and results of our debt and equity financing activities, please refer to the discussion below under the captions 2022 Registered Direct Offering, 2021 Underwritten Public Offering and 2021 Registered Direct Offering.

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

Based on our cash and cash equivalents balance of $33.7 million and short-term investment balance of $69.3 million as of March 31, 2023, we believe we have adequate capital resources to meet all of our contractual obligations and conduct all planned activities to advance our clinical trials through the fiscal quarter ending March 31, 2024.

Long-term Liquidity Requirements

Our most significant long-term contractual obligations consist of remaining clinical and regulatory milestone payments up to $35.0 million payable to XOMA and $32.5 million in remaining clinical and regulatory milestones payments to ActiveSite, for a total of $67.5 million. As discussed above, we expect that $5.0 million will be payable to XOMA within the next twelve months. Accordingly, the remainder of $62.5 million is considered a long-term liquidity requirement. Due to uncertainties in the timing associated with clinical trial activities and regulatory approvals, there is even greater uncertainty in forecasting the additional milestone payments to XOMA and ActiveSite during the fiscal year ending June 30, 2024 and thereafter.

Our long-term contractual obligations also include (i) operating lease payments up to approximately $0.7 million per year through calendar year 2027, and (ii) an exit fee of $0.6 million if we enter into certain transactions (defined as “Exit Events”) prior to April 13, 2031. Exit Events include, but are not limited to, sales of substantially all assets, certain mergers, change of control transactions, and issuances of common stock that result in new investors owning more than 35% of our common stock. As discussed above under the caption Recent Developments, on June 30, 2022 we terminated the Loan Agreement with SLR. However, we remain contingently obligated to pay the $0.6 million exit fee.

The following discussion provides additional information about the ongoing requirements pursuant to our license agreements with XOMA and ActiveSite, along with additional information about our recent financing activities that impacted our liquidity and capital resources through March 31, 2023.

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

The XOMA License Agreement requires various clinical and regulatory milestone payments up to $37.0 million in aggregate. The first such milestone payment of $2.0 million was triggered upon dosing of the last patient in our Phase 2 clinical study in January 2022. The next milestone payment of $5.0 million will be due upon the dosing of the first patient in a Phase 3 study, which we believe will occur in the next twelve months. Additionally, upon the future commercialization of RZ358, we will be required to pay royalties to XOMA based on the net sales of the related products, and milestone payments up to an additional $185.0 million if future annual sales related to RZ358 exceed targets ranging from $100.0 million to $1.0 billion. Through March 31, 2023, no events have occurred that would result in the requirement to make additional milestone payments and no royalties have been incurred.

ActiveSite License Agreement

In August 2017, we entered into a Development and License Agreement with ActiveSite (“ActiveSite License Agreement”) pursuant to which we acquired the rights to ActiveSite’s plasma kallikrein inhibitor portfolio (the “PKI Program”). We are planning to use the PKI Program to develop, file, manufacture, market and sell products for diabetic macular edema and other therapeutic indications. The ActiveSite License Agreement requires various milestone payments ranging from $1.0 million to $10.0 million when milestone events occur, up to $46.5 million of aggregate milestone payments. The first milestone payment for $1.0 million paid in December 2020 after completion of the preclinical work and submission of an IND to the FDA for RZ402. The second milestone payment for $3.0 million became due upon dosing of the first patient in a Phase 2 study in February 2023.  We will also be required to pay royalties equal to 2.0% of any sales of products that use the PKI Program. Through March 31, 2023, no events have occurred that would result in the requirement to make additional milestone payments and no royalties have been incurred.

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

2021 Underwritten Public Offering and Registered Direct Offering

In October 2021, we entered into an underwriting agreement with Oppenheimer & Co., Inc., as representative of the underwriters listed therein (the “2021 Underwriters”) for the planned issuance and sale of equity securities in an underwritten public offering (the “2021 Underwritten Offering”). On October 15, 2021, closing occurred for the 2021 Underwritten Offering resulting in the issuance of (i) 6,030,847 shares of common stock at $6.50 per share for gross proceeds of $39.2 million, and (ii) 1,661,461 pre-funded warrants to purchase 1,661,461 shares of common stock at an issuance price of $6.49 per warrant (the “2021 PFWs”) for gross proceeds of $10.8 million. We granted the Underwriters a 30-day option to purchase up to an additional 1,153,845 shares of its common stock in the 2021 Underwritten Offering at a public offering price of $6.50 per share, less underwriting discounts and commissions (the “Underwriters’ Option”). In November 2021, the Underwriters’ Option was partially exercised for 116,266 shares resulting in gross proceeds of approximately $0.8 million. The aggregate gross proceeds from the 2021 Underwritten Offering amounted to $50.7 million, excluding the Underwriters’ Option, and before deductions for underwriting commissions of 6.0% of the gross proceeds and other offering costs of approximately $0.3 million. After deducting total offering costs of $3.3 million, the net proceeds of the 2021 Underwritten Offering amounted to approximately $47.2 million.

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

EDA and LPC Financings

In December 2020, we entered into an Equity Distribution Agreement (the “EDA”) with Oppenheimer & Co. Inc. as sales agent that provided for an “at the market offering” for the sale of up to $50.0 million in shares of our common stock (the “Placement Shares”). For the nine months ended March 31, 2022, we sold 138,388 Placement Shares for which aggregate net proceeds of approximately $1.5 million were received. In August 2021, we entered into a purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), that provided for issuances up to an aggregate of $20.0 million of shares of our common stock (the “Purchase Shares”). For the three months ended March 31, 2022, LPC did not purchase any shares of our common stock. In May 2022, we terminated the EDA and the LPC Purchase Agreement whereby no further equity securities are issuable under these agreements.

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

Cash Flows Summary

Presented below is a summary of our operating, investing, and financing cash flows for the nine months ended March 31, 2023 and 2022 (in thousands):

	2023	2022	Change
Net cash provided by (used in):
Operating activities	$(33,131)	$(27,506)	$(5,625)
Investing activities	(95,107)	—	(95,107)
Financing activities	11,571	54,875	(43,304)

Cash Used in Operating Activities

For the nine months ended March 31, 2023 and 2022, cash used in operating activities amounted to $33.1 million and $27.5 million, respectively. The key components in the calculation of our cash used in operating activities are as follows (in thousands):

	2023	2022	Change

Net loss	$(39,059)	$(31,637)	$(7,422)
Non-cash expenses	5,759	3,259	2,500
Non-cash gains, net	(708)	—	(708)
Changes in operating assets and liabilities, net	877	872	5
Total	$(33,131)	$(27,506)	$(5,625)

For the nine months ended March 31, 2023, our net loss was $39.1 million compared to $31.6 million for the nine months ended March 31, 2022. For further discussion about changes in our operating results for the nine months ended March 31, 2023 and 2022, please refer to Results of Operations above.

For the nine months ended March 31, 2023 and 2022, our non-cash expenses of $5.8 million and $3.3 million, respectively, were primarily attributable to share-based compensation expense, non-cash lease expense, and accretion of debt discount and issuance costs. For the nine months ended March 31, 2023, net non-cash gains of $0.7 million were attributable to accretion of discounts, net of amortization of premiums, related to our investments in marketable debt securities. For the nine months ended March 31, 2023, net changes in operating assets and liabilities increased operating cash flow by $0.9 million, primarily driven by an increase of $1.7 million in accounts payable and other accrued liabilities primarily. This amount was partially offset by reduced cash flows resulting from an increase in prepaid expenses and other assets of $0.8 million. For the nine months ended March 31, 2022, net changes in operating assets and liabilities increased operating cash flow by $0.9 million, primarily driven by an increase in accounts payable and other accrued liabilities.

Cash Provided by Investing Activities

For the nine months ended March 31, 2023, our net cash utilized in investing activities amounted to $95.1 million, primarily related to the purchase of $95.0 million of marketable debt securities. Additionally, $0.1 million of cash utilized in investing activities related to the purchase of furniture and equipment primarily for use in our new office location in Redwood City, California.  We did not have any cash flows from investing activities for the nine months ended March 31, 2022.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2023 amounted to $11.6 million. This amount consisted of proceeds of $12.3 million from the 2022 Private Placement. The total proceeds from the 2022 Private Placement of $12.3 million were partially offset by payments of $0.8 million for underwriting commissions and other costs related to this offering.

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

As previously reported on our Annual Report on Form 10-K for the year ended June 30, 2022 in connection with the our assessment of the effectiveness of its internal control over financial reporting at the end of its last fiscal year, the material weakness identified by management is primarily that due to our limited number of employees, we have not adequately segregated certain duties to prevent employees from overriding the internal control system. During the fiscal year ended June 30, 2022, we implemented a more robust accounting software that is expected to result in stronger controls. In October 2022, we hired additional personnel, which will enable us to better segregate many functions. While we believe these are important steps in our ongoing remediation efforts, we cannot provide assurance that these or other measures will eventually result in the elimination of the material weakness described above.

Changes in internal controls over financial reporting

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Our risk factors are set forth under “Item 1A. Risk Factors” in our 2022 Form 10-K (referred to as our “Legacy Risk Factor Disclosures”). As of the date of this Report, there have been no material changes with respect to Legacy Risk Factor Disclosures except for the risk factors set forth below.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of March 31, 2023, the fair value of the investments in our marketable debt securities portfolio was approximately $95.5 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

As of March 31, 2023, we had $132,000 in net unrealized losses in our marketable securities available-for-sale portfolio, and unrealized losses in our securities portfolio may increase in the future due to the aforementioned economic factors. While our goal is to hold each security until maturity, that may not be possible in light of our policy to preserve capital and liquidity and because investment in securities with unrealized losses has a diminished utility as a source of liquidity prior to maturity. Selling securities with an unrealized loss would result in the realization of such losses, which could have an adverse effect on our financial condition and results of operations.

The collapse of certain banks and potentially other financial institutions may adversely impact us.

On March 10, 2023, Silicon Valley Bank (“SVB”) was shut down, followed on March 11, 2023 by Signature Bank and on May 1, 2023 by First Republic Bank whereby, the Federal Deposit Insurance Corporation was appointed as receiver for each of those banks. As a result, there have been reports of instability at other banks across the globe. Despite the steps taken to date by U.S. agencies to protect depositors, the follow-on effects of the events surrounding the failures of SVB, Signature Bank, and First Republic Bank and the pressure on other banks are unknown. Such effects could include failures of other financial institutions to which we face direct or more significant exposure, and the extent of the impacts relating to financial institution instability or failure is uncertain. Our investment portfolio did not and currently does not contain any securities of SVB, and we did not have any deposit accounts with SVB. We are monitoring the situation and intend to minimize any disruptions to our operations should they arise. However, there may be risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from the foregoing events or other impacts on financial institutions.

Any delays in the commencement or completion, or termination or suspension, of our future clinical trials, if any, could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Before obtaining approval from the Regulatory Authorities for our drug candidates, we must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. Any delays in the commencement or completion of our ongoing, planned or future clinical trials could significantly increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues. We do not know whether our planned trials will begin on time or at all, or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

●	Regulatory Authorities disagreeing as to the design or implementation of our clinical trials or with our recommended dose for any of our pipeline programs;
●	obtaining Regulatory Authority authorization to commence a trial or reaching a consensus with such Regulatory Authorities on trial design;
●	obtaining approval from one or more independent institutional review board (“IRB”) or Ethics Committee (“EC”) at each clinical trial site before each trial may be initiated;
●	IRBs/ECs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
●	changes to clinical trial protocol;
●	clinical sites deviating from trial protocol or dropping out of a trial;
●	failing to manufacture or obtain sufficient quantities of drug candidate, or, if applicable, combination therapies for use in clinical trials;
●	patients failing to enroll or remain in our trial at the rate we expect, or failing to return for post-treatment follow-up;
●	patients choosing an alternative treatment, or participating in competing clinical trials;
●	lack of adequate funding to continue the clinical trial;
●	patients experiencing severe or unexpected drug-related adverse effects;
●	occurrence of serious adverse events in trials of the same class of agents conducted by other companies;
●	selecting or being required to use clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
●	a facility manufacturing our drug candidates, or any of their components, including without limitation, our own facilities being ordered by Regulatory Authorities to temporarily or permanently shut down due to violations of current good manufacture practices, regulations or other applicable requirements, or infections or cross-contaminations in the manufacturing process;
●	lack of stability of our clinical trial material or any quality issues that arise with the clinical trial material;
●	any changes to our manufacturing process that may be necessary or desired;
●	our, or our third-party contractors, not performing data collection or analysis in a timely or accurate manner or improperly disclosing data prematurely or otherwise in violation of a clinical trial protocol; or
●	any third-party contractors becoming debarred or suspended or otherwise penalized by Regulatory Authorities or other government or regulatory bodies for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs/ECs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by Regulatory Authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by Regulatory Authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using the product under investigation, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs/ECs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

Any delay in, or failure to receive or maintain, approval for any of our product candidates could prevent us from ever generating meaningful revenues or achieving profitability.

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

REZOLUTE, INC.

Date: May 11, 2023	By:	/s/ Nevan Charles Elam
Nevan Charles Elam
Chief Executive Officer
(Principal Executive and Financial Officer)