Form 10-Q
period 2024-03-31
Rezolute, Inc.
filed 2024-05-15
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The registrant had 40,135,147 shares of its $0.001 par value common stock outstanding as of May 13, 2024.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “may”, “should”, “plan”, “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

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

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known and unknown risks, uncertainties and other factors including, but not limited to, “Risk Factors” described in (i) Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “2023 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on September 14, 2023 and (ii) in Part II, Item 1A of each of our Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2023 and December 31, 2023 filed with the SEC on November 13, 2023 and February 13, 2024, respectively.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Rezolute, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,	June 30,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$5,930	$16,036
Investments in marketable debt securities	74,092	85,860
Prepaid expenses and other	2,188	3,014
Total current assets	82,210	104,910

Long-term assets:
Investments in marketable debt securities	1,573	16,470
Right-of-use assets	2,006	2,054
Property and equipment, net	110	139
Deposits and other	1,838	148
Total assets	$87,737	$123,721

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,499	$3,269
Accrued liabilities:
Accrued clinical and other	2,027	507
Compensation and benefits	879	883
Current portion of operating lease liabilities	552	541
Total current liabilities	6,957	5,200

Long term liabilities:
Operating lease liabilities, net of current portion	1,819	1,937
Warrant derivative liability	7,647	—
Embedded derivative liability	453	412
Total liabilities	16,876	7,549

Commitments and contingencies (Notes 5, 9 and 10)

Shareholders' equity:
Preferred stock, $0.001 par value; 400 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; issued and outstanding 40,132 and 36,827 shares as of March 31, 2024 and June 30, 2023, respectively	40	37
Additional paid-in capital	377,367	377,471
Accumulated other comprehensive loss	(78)	(351)
Accumulated deficit	(306,468)	(260,985)
Total shareholders’ equity	70,861	116,172
Total liabilities and shareholders’ equity	$87,737	$123,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Operating expenses:
Research and development	$12,401	$14,231	$36,654	$32,880
General and administrative	3,812	2,911	10,667	8,872
Total operating expenses	16,213	17,142	47,321	41,752
Operating loss	(16,213)	(17,142)	(47,321)	(41,752)
Non-operating income (expense):
Interest and other income, net	1,122	1,484	3,829	2,733
Loss from change in fair value of derivative liabilities	(1,959)	(14)	(1,991)	(40)
Total non-operating income (expense), net	(837)	1,470	1,838	2,693

Net loss	(17,050)	(15,672)	(45,483)	(39,059)

Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale marketable debt securities	(30)	(132)	273	(132)

Comprehensive loss	$(17,080)	$(15,804)	$(45,210)	$(39,191)

Net loss per common share:
Basic and diluted	$(0.34)	$(0.30)	$(0.89)	$(0.76)

Weighted average number of common shares outstanding:
Basic and diluted	50,811	51,409	51,212	51,113

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

Nine Months Ended March 31, 2024 and 2023

(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Nine Months Ended March 31, 2024:
Balances, June 30, 2023	36,827	$37	$377,471	$(351)	$(260,985)	$116,172
Issuance of common stock upon exercise of stock options	5	—	10	—	—	10
Share-based compensation	—	—	5,589	—	—	5,589
Exercise of pre-funded warrants	6,300	6	(6)	—	—	—
Acquisition and retirement of treasury shares pursuant to Exchange Agreement	(3,000)	(3)	(5,697)	—	—	(5,700)
Net change in accumulated other comprehensive loss	—	—	—	273	—	273
Net loss	—	—	—	—	(45,483)	(45,483)
Balances, March 31, 2024	40,132	$40	$377,367	$(78)	$(306,468)	$70,861

Nine Months Ended March 31, 2023:
Balances, June 30, 2022	33,582	$34	$358,635	$—	$(209,198)	$149,471
Gross proceeds from issuance of common stock for cash in 2022 Private Placement	3,245	3	12,327	—	—	12,330
Underwriting commissions and other equity offering costs	—	—	(759)	—	—	(759)
Share-based compensation	—	—	5,465	—	—	5,465
Net change in accumulated other comprehensive loss	—	—	—	(132)	—	(132)
Net loss	—	—	—	—	(39,059)	(39,059)
Balances, March 31, 2023	36,827	$37	$375,668	$(132)	$(248,257)	$127,316

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,483)	$(39,059)
Share-based compensation expense	5,589	5,465
Non-cash lease expense	399	233
Loss from change in fair value of embedded derivative liability	41	40
Loss from change in fair value of warrant derivative liability	1,950	—
Accretion of discounts and amortization of premiums on marketable debt securities, net	(2,100)	(708)
Depreciation and amortization expense	29	21
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(558)	(770)
Increase in accounts payable	230	1,815
Increase (decrease) in accrued liabilities	1,057	(168)
Net Cash Used in Operating Activities	(38,846)	(33,131)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable debt securities	(56,730)	(94,954)
Proceeds from maturities of marketable debt securities	85,766	—
Purchase of property and equipment	—	(153)
Total Cash Provided by (Used in) Investing Activities	29,036	(95,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash payment pursuant to Exchange Agreement	(3)	—
Gross proceeds from issuance of common stock for cash in 2022 Private Placement	—	12,330
Payment of commissions and other deferred offering costs	(293)	(759)
Net Cash Provided by (Used in) Financing Activities	(296)	11,571

Net decrease in cash and cash equivalents	(10,106)	(116,667)
Cash and cash equivalents at beginning of period	16,036	150,410
Cash and cash equivalents at end of period	$5,930	$33,743

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—
Cash paid for amounts included in the measurement of operating lease liabilities	544	87
Operating lease liabilities incurred in exchange for right-of-use-assets	352	2,204

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of treasury shares in exchange for issuing pre-funded warrant liability	$5,697	$—
Receivable from exercise of stock options	$10	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 — NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Rezolute, Inc. (the “Company”) is a clinical stage biopharmaceutical business developing transformative therapies for metabolic diseases related to chronic glucose imbalance. The Company’s primary clinical assets consist of (i) RZ358, which is a potential treatment for all forms of hyperinsulinism, including congenital hyperinsulinism, an ultra-rare pediatric genetic disorder characterized by excessive production of insulin by the pancreas, and (ii) RZ402, which is an oral plasma kallikrein inhibitor (“PKI”) being developed as a potential therapy for the chronic treatment of diabetic macular edema.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the rules and regulations of the SEC for interim financial information, and the instructions to Form 10-Q and Article 8 of Regulation S-X.

The condensed consolidated balance sheet as of June 30, 2023, has been derived from the Company’s audited consolidated financial statements. The unaudited interim financial statements should be read in conjunction with the Company’s 2023 Form 10-K, which contains the Company’s audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended June 30, 2023.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all information and footnote disclosures necessary for a comprehensive presentation of financial position, results of operations, and cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) that are necessary for a fair financial statement presentation have been made. The interim results for the three and nine months ended March 31, 2024, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the fiscal year ending June 30, 2024.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the guidance on the impairment of financial instruments. This update adds an impairment model (known as the current expected credit losses model) that is based on expected losses rather than incurred losses. Under the expected credit loss model, if declines in fair value below amortized costs are due to the deterioration of an issuer’s credit quality, the Company is required to record an allowance for credit losses related to such investments with a corresponding loss recognized in the consolidated statements of operations. Allowances for credit losses may be reversed in subsequent periods if conditions improve and credit-related losses are no longer expected. For declines in fair value that are solely due to changes in interest rates, impairment is not recognized if the Company has the ability and intent to hold the investment until maturity. Effective as of July 1, 2023, the Company implemented the guidance in ASU 2016-13. The adoption of ASU 2016-13 did not have any impact on the accompanying unaudited condensed consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not currently expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 2 — LIQUIDITY

As a clinical stage business, the Company has not yet generated any revenues and had an accumulated deficit of $306.5 million as of March 31, 2024. For the nine months ended March 31, 2024, the Company incurred a net loss of $45.5 million and net cash used in operating activities amounted to $38.8 million. For the fiscal year ended June 30, 2023, the Company incurred a net loss of $51.8 million and net cash used in operating activities amounted to $44.5 million. As of March 31, 2024, the Company’s capital resources consist of cash and cash equivalents of $5.9 million, short-term investments in marketable debt securities of $74.1 million and long-term investments in marketable debt securities of $1.6 million.

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

As of March 31, 2024, the Company has total liabilities of $16.9 million, including current liabilities of $7.0 million. As discussed in Note 5, the Company is subject to license agreements that provide for future contractual payments upon achievement of various milestone events. Pursuant to the XOMA License Agreement (as defined below), a $5.0 million milestone payment will be due upon dosing of the first patient in a Phase 3 clinical trial for RZ358. An additional $5.0 million milestone payment will be due upon the dosing of the last patient in a Phase 3 clinical trial for RZ358, which is expected to occur within the next 12 months.

Management believes the Company’s existing cash and cash equivalents and investments in marketable debt securities will be adequate to meet the Company’s contractual obligations and carry out ongoing clinical trials and other planned activities through May 2025, at a minimum.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 —INVESTMENTS IN MARKETABLE DEBT SECURITIES

Investments in marketable debt securities, are accounted for as available-for-sale investments and consist of the following (in thousands):

	March 31,	June 30,
	2024	2023
Short-term investments	$74,092	$85,860
Long-term investments	1,573	16,470
Total investments	$75,665	$102,330

The Company’s investments in debt securities are subject to interest rate risk and credit risk that results in differences between the amortized cost basis and the fair value of investments. To minimize the exposure to reductions in fair value if long-term interest rates rise, the Company generally invests in securities with expected maturities of two years or less and maintains a weighted average maturity of one year or less. As of March 31, 2024, investments in marketable debt securities with an aggregate fair value of $74.1 million are scheduled to mature during the 12-month period ending March 31, 2025. Substantially all remaining investments, with an aggregate fair value of $1.6 million, are scheduled to mature during the 12-month period ending March 31, 2026.

During the nine months ended March 31, 2024, marketable debt securities for $85.8 million matured and approximately $56.7 million of the proceeds were reinvested in additional marketable debt securities. The Company did not sell any marketable debt securities prior to the scheduled maturity dates for the nine months ended March 31, 2024.

Accrued interest receivable on all marketable debt securities amounted to $0.5 million and $0.3 million as of March 31, 2024 and June 30, 2023, respectively. Accrued interest receivable is included in other current assets in the accompanying condensed consolidated balance sheets.

For the three and nine months ended March 31, 2024, the Company did not recognize any allowance for credit losses or other than temporary impairment related to investments in marketable debt securities. The following table summarizes the cumulative unrealized gains and losses that result in differences between the amortized cost basis and fair value of the Company’s marketable debt securities held as of March 31, 2024 (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Corporate commercial paper	$22,573	$1	$(9)	$22,565
Obligations of U.S. government agencies	11,324	—	(11)	11,313
U.S. Treasury obligations	1,001	—	(6)	995
Corporate notes and bonds	38,507	1	(69)	38,439
Asset-backed securities	2,338	16	(1)	2,353
Total	$75,743	$18	$(96)	$75,665

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

The carrying values of all right-of-use assets and operating lease liabilities is as follows (in thousands):

	March 31,	June 30,
	2024	2023

Right-of-use assets	$2,006	$2,054

Operating lease liabilities:
Current	$552	$541
Long-term	1,819	1,937
Total	$2,371	$2,478

For the three and nine months ended March 31, 2024 and 2023, operating lease expense is included under the following captions in the accompanying condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

Research and development	$97	$139	$358	$331
General and administrative	74	34	155	105
Total	$171	$173	$513	$436

As of March 31, 2024, the weighted average remaining lease term under operating leases was 3.5 years, and the weighted average discount rate for operating lease liabilities was 7.2%. Future cash payments under all operating lease agreements as of March 31, 2024 are as follows (in thousands):

Fiscal year ending June 30,
Remainder of fiscal year 2024	$184
2025	748
2026	770
2027	750
Thereafter	224
Total lease payments	2,676
Less imputed interest	(305)
Present value of operating lease liabilities	$2,371

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

Concurrently with the execution of the Loan Agreement, the Company entered into an exit fee agreement (the “Exit Fee Agreement”) that provides for a fee of 4.00% of the funded principal balance for a total of $0.6 million in the event certain transactions (defined as “Exit Events”) occur prior to April 13, 2031. The Exit Fee Agreement was not impacted by the termination of the Loan Agreement discussed above. The Company is accounting for the Exit Fee Agreement as an embedded derivative liability with an estimated fair value of $0.5 million and $0.4 million as of March 31, 2024 and June 30, 2023. Exit Events include, but are not limited to, sales of substantially all assets, certain mergers, change of control transactions, and issuances of common stock that result in new investors owning more than 35% of the Company’s shares. Fair value of this embedded derivative liability is reassessed at the end of each reporting period with changes in fair value recognized as a non-operating gain or loss.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 — SHAREHOLDERS’ EQUITY

Changes in Shareholders’ Equity for the Three Months Ended March 31, 2024 and 2023

The following table presents changes in shareholders’ equity for the three months ended March 31, 2024 and 2023:

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Three Months Ended March 31, 2024:
Balances, December 31, 2023	39,625	$40	$381,154	$(48)	$(289,418)	$91,728
Issuance of common stock upon exercise of stock options	5	—	10	—	—	10
Share-based compensation	—	—	1,903	—	—	1,903
Exercise of pre-funded warrants	3,502	3	(3)	—	—	—
Acquisition and retirement of treasury shares pursuant to Exchange Agreement	(3,000)	(3)	(5,697)	—	—	(5,700)
Net change in accumulated other comprehensive loss	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(17,050)	(17,050)
Balances, March 31, 2024	40,132	$40	$377,367	$(78)	$(306,468)	$70,861

Three Months Ended March 31, 2023:
Balances, December 31, 2022	36,827	$37	$373,813	$—	$(232,585)	$141,265
Share-based compensation	—	—	1,855	—	—	1,855
Net change in accumulated other comprehensive loss	—	—	—	(132)	—	(132)
Net loss	—	—	—	—	(15,672)	(15,672)
Balances, March 31, 2023	36,827	$37	$375,668	$(132)	$(248,257)	$127,316

Exchange Agreement

On March 8, 2024 (the “Closing Date”), the Company entered into a securities exchange agreement (the “Exchange Agreement”) with certain of its stockholders (the “Exchanging Shareholders”), whereby the Company purchased 3,000,000 shares of common stock representing approximately 7% of outstanding shares with an aggregate fair value of $5,700,000 (the “Retired Shares”) from the Exchanging Shareholders. The Retired Shares were immediately cancelled whereby they will remain as authorized shares for future issuance in accordance with Nevada law. Consideration for the acquisition of the Retired Shares consisted of (i) a cash payment to the Exchanging Shareholders of $3,000, and (ii) the issuance of pre-funded warrants (the “Exchange PFWs”) to the Exchanging Shareholders with an estimated fair value of $5,697,000. The Exchange PFWs do not expire and are exercisable to purchase an aggregate of 3,000,000 shares, or approximately 7%, of the Company’s outstanding common stock (subject to adjustment in the event of stock splits, recapitalizations and other similar events) at an exercise price of $0.001 per share.

Unlike the Company’s shares of common stock, the holders of Exchange PFWs do not have voting rights except to the extent required by Nevada law. No later than six months after the Closing Date, the Company agreed to file a registration statement covering the resale of the shares issuable upon the exercise of the Exchange PFWs.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Exchange PFWs are exercisable at any time, subject to the then effective ownership blocker percentage (the “OBP”) as elected by each of the Exchanging Shareholders. The OBP is a percentage designated by the holders whereby the Exchange PFWs cannot be exercised if, after giving effect thereto, the Exchanging Shareholders would beneficially own more than the designated OBP. The terms of the Exchange PFWs initially provide for an OBP of 9.99%. However, upon at least 61 days’ prior notice to the Company, any holder of Exchange PFWs may elect to increase or decrease the OBP to any other percentage not to exceed 19.99%.

The Exchange PFWs required approval by the Company’s shareholders if the exercise of the Exchange PFWs resulted in aggregate beneficial ownership by the holders in excess of 19.99%.  Even though the Exchange PFWs only entitled the holders to purchase 7% of the Company’s outstanding shares of common stock, the requirement to obtain shareholder approval for ownership in excess of 19.99% resulted in the treatment of the exchange PFWs as a derivative liability of $5.7 million as of the issuance date.  The fair value of this derivative liability increased by $1,950,000 for a total of $7.6 million as of March 31, 2024.  The increase in fair value of $1,950,000 is included in non-operating loss in the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2024. As discussed in Note 14, on May 13, 2024, the Exchange PFWs were amended to further support the equity classification, whereby the derivative liability will be reclassified to shareholders’ equity for the fiscal quarter ending June 30, 2024.   As a result of this amendment, there is no possibility that the Exchange PFWs will be settled with current assets whereby the liability is included in long-term liabilities as of March 31, 2024.

Jefferies Open Market Sales Agreement

On November 14, 2023, the Company and Jefferies LLC (the “Agent) entered into an open market sales agreement (the “Sales Agreement”) that provides for an “at the market” offering for the sale of up to $50.0 million in shares of the Company’s common stock (the “Placement Shares”) through the Agent. The Agent is acting as sales agent and is required to use commercially reasonable efforts to sell all of the Placement Shares requested to be sold by the Company, consistent with the Agent’s normal trading and sales practices, on mutually agreed terms between the Agent and the Company. The Sales Agreement will terminate when all of the Placement Shares have been sold, or earlier upon the election of either the Company or the Agent.

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

For the nine months ended March 31, 2024, the Company sold no shares of its common stock pursuant to the Sales Agreement. Accordingly, the maximum amount remaining for sale under the Sales Agreement amounts to $50.0 million as of March 31, 2024.

2022 PFW Exercises

As discussed in Note 8, certain holders of 2022 PFWs elected to exercise 4,773,684 shares for the nine months ended March 31, 2024.  The holders elected to exercise their 2022 PFWs on a cashless basis, that resulted in the issuance of 4,770,190 shares of common stock.

2021 PFW Exercise

As discussed in Note 8, certain holders of 2021 PFWs elected to exercise an aggregate of 1,538,461 shares for the nine months ended March 31, 2024.  The holders elected to exercise their 2021 PFWs on a cashless basis that resulted in the issuance of 1,529,890 shares of common stock.

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

of $12.3 million in exchange for the issuance of approximately 3.2 million shares of common stock. The Company incurred approximately $0.8 million for underwriting commissions and other offering costs, resulting in net proceeds of $11.5 million.

NOTE 8 — SHARE-BASED COMPENSATION AND WARRANTS

Inducement Grant

In connection with the hiring of the company’s Chief Financial Officer in January 2024, the Board of Directors granted a stock option exercisable for the purchase of 275,000 shares of the Company’s common stock at an exercise price of $1.02 per share. This stock option is considered an inducement grant (the “Inducement Grant”) pursuant to Nasdaq Listing Rule 5635(c)(4) whereby the underlying shares were not authorized under any of the Company’s stock option plans. The Inducement Grant is exercisable until January 2029 and vests for (i) one-fourth of the option shares on the one-year anniversary of the grant date, and (ii) one thirty-sixth of the remaining option shares shall vest on the same day of each month thereafter until the Inducement Grant is 100% vested. The fair value of the Inducement Grant of $0.2 million was computed using the Black-Scholes-Merton (“BSM”) option pricing model.

Stock Option Plans

Presented below is a summary of the number of shares outstanding, authorized, and available for future grants under the Company’s stock option plans and the Inducement Grant as of March 31, 2024 (in thousands):

	Number of Shares
Description	Authorized	Outstanding	Available

2015 Plan	17	17	—
2016 Plan	123	123	—
2019 Plan	200	200	—
2021 Plan	10,695	10,293	402
Inducement Grant	275	275	—
Total	11,310	10,908	402

2022 Employee Stock Purchase Plan

On June 16, 2022, the Company’s shareholders approved the adoption of the 2022 Employee Stock Purchase Plan (the “2022 ESPP”). The 2022 ESPP provides an opportunity for employees to purchase the Company’s common stock through accumulated payroll deductions.

The 2022 ESPP has consecutive offering periods that begin approximately every 6 months commencing on the first trading day on or after July 1 and terminating on the last trading day of the offering period ending on December 31 and commencing on the first trading day on or after January 1 and terminating on the last trading day of the offering period ending on June 30. The 2022 ESPP reserves 0.5 million shares for purchases. There have been no offering periods under the 2022 ESPP through March 31, 2024.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Options Outstanding

For the nine months ended March 31, 2024, the following table sets forth a summary of the activity with respect to all outstanding options (shares in thousands):

	Shares		Price (1)	Term (2)

Outstanding, June 30, 2023	8,745		$4.56	8.8
Grants to employees	2,482		1.18
Exercises	(5)		1.92
Expired	(43)		9.49
Forfeited	(271)		2.66
Outstanding, March 31, 2024	10,908	(3)	3.82	8.3
Vested, March 31, 2024	4,374	(4)	5.59	7.7
(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term for the number of years until the stock options expire.
(3)	As of March 31, 2024, the intrinsic value of outstanding options was approximately $3.6 million.
(4)	As of March 31, 2024, the aggregate intrinsic value of vested stock options was approximately $0.2 million.

For the nine months ended March 31, 2024, the aggregate fair value of stock options granted for approximately 2.5 million shares of common stock amounted to $2.3 million or approximately $0.92 per share as of the grant dates. Fair value was computed using the BSM option-pricing model and will result in the recognition of compensation cost ratably over the expected vesting period of the stock options.

For the nine months ended March 31, 2024, the fair value of stock options was estimated on the respective dates of grant, with the following weighted-average assumptions:

Market price of common stock on grant date	$1.18
Expected volatility	99%
Risk free interest rate	4.1%
Expected term (years)	5.6
Dividend yield	0%

Share-based compensation expense for the three and nine months ended March 31, 2024 and 2023 is included under the following captions in the unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

Research and development	$863	$849	$2,544	$2,449
General and administrative	1,040	1,006	3,045	3,016
Total	$1,903	$1,855	$5,589	$5,465

Unrecognized share-based compensation expense is approximately $13.0 million as of March 31, 2024. This amount is expected to be recognized over a weighted average period of 2.4 years.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Pre-Funded Warrants

In connection with an underwritten offering in October 2021, the Company issued 1,661,461 pre-funded warrants (“PFWs”) to purchase 1,661,461 shares of common stock at an issuance price of $6.49 per warrant for gross proceeds of $10.8 million (the “2021 PFWs”). The 2021 PFWs may be exercised at any time by paying the exercise price of $0.01 per share, subject to certain ownership restrictions.  On March 7, 2024, a holder of 2021 PFWs provided notice of cashless exercise of their 1,538,461 2021 PFWs, resulting in the issuance of 1,529,890 shares of common stock on March 11, 2024. No cash proceeds were received by the Company as a result of this exercise.

As of March 31, 2024, there are 123,000 of the 2021 PFWs which may be exercised at any time by paying the exercise price of $0.01 per share, subject to certain ownership restrictions.

In connection with a registered direct offering in May 2022, the Company issued 1,973,684 Class A PFWs and 10,947,371 Class B PFWs to purchase an aggregate of 12,921,055 shares of common stock at an issuance price of $3.799 per warrant (collectively, the “2022 PFWs”). On October 4, 2023, a holder of Class B PFW’s provided notice of cashless exercise of their 2,800,000 Class B PFW’s, resulting in the issuance of 2,797,404 shares of common stock on October 6, 2023. Subsequently, on March 1, 2024, another investor provided notice of cashless exercise of 1,973,684 Class A PFW’s, resulting in the issuance of 1,972,486 shares of common stock on March 5, 2024. No cash proceeds were received by the Company as a result of either of these exercises.

As of March 31, 2024, there are 8,147,371 of the 2022 PFWs which may be exercised at any time by paying the exercise price of $0.001 per share, subject to certain ownership restrictions.

As discussed in Note 7, the Company issued 3,000,000 Exchange PWFs on March 8, 2024. As of March 31, 2024, all Exchange PFWs remain outstanding and may be exercised at any time by paying the exercise price of $0.001 per share, subject to certain ownership restrictions.

Other Warrants

In connection with an equity financing in October 2020, the Company issued warrants entitling the holders to purchase approximately 0.8 million shares of common stock. The warrants are exercisable at $19.50 per share for a period of seven years, may be exercised on a cash or cashless basis at the election of the holders, and the holders are entitled to share in any dividends or distributions payable to holders of common stock on an as-converted basis. In addition, the Company has issued warrants in conjunction with various debt and equity financings and for services. As of March 31, 2024, all of the warrants were vested. These warrants are collectively referred to as the “Other Warrants.”

For the nine months ended March 31, 2024, no Other Warrants were granted or exercised. The following table sets forth a summary of all Other Warrants for the nine months ended March 31, 2024 (shares in thousands):

	Shares	Price (1)	Term (2)

Outstanding, June 30, 2023	888	$22.10	4.1
Expirations	(27)	78.60
Outstanding, March 31, 2024	861	20.28	3.5
(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term for the number of years until the warrants expire.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Licensing Commitments

Please refer to Note 5 for further discussion of commitments to make milestone payments and to pay royalties under license agreements with XOMA and ActiveSite.

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations. At each reporting period, the Company evaluates known claims to determine whether a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal fees are expensed as incurred.

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

For the three and nine months ended March 31, 2024 and 2023, the Company did not recognize any income tax benefit due to a full valuation allowance on its deferred income tax assets. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three and nine months ended March 31, 2024 and 2023.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 — NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares, 2021 PFWs, and 2022 PFWs outstanding during the period, without consideration for other potentially dilutive securities. The 2021 PFWs and the 2022 PFWs are included in the computation of basic and diluted net loss per share since the exercise price is negligible and all of the PFWs are fully vested and immediately exercisable. The Exchange PFWs are excluded from the computation of basic and diluted net loss per shares since they are considered contingently issuable shares and will not be included until they meet the conditions for equity classification.  Accordingly, the weighted average number of shares outstanding is computed as follows for the three and nine months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

Common Stock	39,910	36,827	38,723	36,531
2021 PFWs	1,323	1,661	1,550	1,661
2022 PFWs:
Class A PFWs	1,431	1,974	1,794	1,974
Class B PFWs	8,147	10,947	9,145	10,947
Total	50,811	51,409	51,212	51,113

For the three and nine months ended March 31, 2024 and 2023, basic and diluted net loss per share were the same since all other common stock equivalents were anti-dilutive.

As of March 31, 2024 and 2023, the following outstanding potential common stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

	2024	2023

Stock options	10,908	8,779
Exchange Warrants	3,000	—
Other warrants	861	1,122
Total	14,769	9,901

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

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy classification as of March 31, 2024 and June 30, 2023 (in thousands):

	Fair Value Measurement of Assets as of March 31, 2024
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$3,451	$3,451	$—	$—
Marketable debt securities:
Corporate commercial paper	22,565	—	22,565	—
U.S. Government agencies	11,313	—	11,313	—
U.S. Government treasuries	995	—	995	—
Corporate notes and bonds	38,439	—	38,439	—
Asset-backed securities	2,353	—	2,353	—
Total	$79,116	$3,451	$75,665	$—

	Fair Value Measurement of Assets as of June 30, 2023
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$5,464	$5,464	$—	$—
Corporate commercial paper	4,481	4,481	—	—
Marketable debt securities:
Corporate commercial paper	41,597	—	41,597	—
U.S. Government agencies	26,394	—	26,394	—
U.S. Government treasuries	10,404	10,404	—	—
Corporate notes and bonds	19,240	—	19,240	—
Asset-backed securities	4,694	—	4,694	—
Total	$112,274	$20,349	$91,925	$-

Marketable debt securities classified as Level 2 within the valuation hierarchy generally consist of U.S. government agency securities, corporate bonds, and commercial paper. The Company determines the fair value of marketable debt securities based upon valuations obtained from third-party pricing sources.  Except for the amounts shown in the table above, the Company did not have any other assets measured at fair value on a recurring basis as of March 31, 2024 and June 30, 2023.

The Company’s liabilities that are required to be measured and recorded fair value on a recurring basis consist of the embedded derivative liability discussed in Note 6 and the warrant derivative liability discussed in Note 7.   The warrant derivative liability is classified under Level 2 of the fair value hierarchy and the embedded derivative liability is classified under Level 3 of the fair value hierarchy. Fair value of the warrant liability is predominantly based on the market price of the Company’s shares of common stock. Fair value of the embedded derivative liability is determined based on management’s assessment of the probability and timing of occurrence for the Exit Events discussed in Note 6 using a discount rate equal to the effective interest rate under the Loan Agreement prior to termination. On the issuance date and as of March 31, 2024, the fair value of the Exchange PFWs was computed using the  BSM option-pricing model. Key inputs to this valuation model as of March 31, 2024 included the exercise price of $0.001 per share, the market price of the Company’s common stock of $2.55 per share, the risk-free interest rate of 4.1%, an expected term of 1-day, and historical volatility of 100%.  Key

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

inputs to this valuation model as of March 8, 2024 included the exercise price of $0.001 per share, the market price of the Company’s common stock of $1.90 per share, the risk-free interest rate of 4.1%, an expected term of 1-day, and historical volatility of 100%.

The following table sets forth changes in the fair value of the Company’s liabilities measured at fair value liability for the nine months ended March 31, 2024 and 2023 (in thousands):

	Nine Months Ended		Nine Months Ended
	March 31, 2024		March 31, 2023
	Warrant	Embedded	Warrant	Embedded
Fair value, beginning of period	$—	$412	$—	$407
Warrant liability incurred on March 8, 2024	5,697	—	—	—
Changes in fair value	1,950	41	—	40
Fair value, end of period	$7,647	$453	$—	$447

Except for the embedded derivative liability and warrant derivative liability, the Company did not have any other liabilities measured at fair value on a recurring basis as of March 31, 2024 and June 30, 2023.

Due to the relatively short maturity of the respective instruments, the fair value of cash, accounts payable, and accrued liabilities approximated their carrying values as of March 31, 2024 and June 30, 2023.

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three and nine months ended March 31, 2024 and 2023, the Company did not have any transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and investments in marketable debt securities. The Company maintains cash in demand deposit accounts at a high-quality financial institution. As of and for the nine months ended March 31, 2024 and 2023, cash deposits have exceeded the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation.

As of March 31, 2024, the Company has an aggregate of $27.6 million invested in the debt securities of issuers in the banking and financial services industries, and an aggregate of $11.3 million invested in the debt securities of a single agency of the U.S. government.  While the Company’s investment policy requires investments in highly rated securities, a wide variety of broad economic factors and issuer-specific factors could result in credit agency downgrades below the Company’s minimum credit rating requirements that could result in losses regardless of whether the Company elects to sell the securities or hold them until maturity. To date, the Company has not experienced any credit losses or impairments of marketable debt securities due to credit rating agency downgrades.

NOTE 14 — SUBSEQUENT EVENTS

XOMA Milestone Payment

Pursuant to the XOMA License agreement discussed in Note 6, after the fiscal quarter ended March 31, 2024, we paid a $5.0 million which was incurred upon the dosing of the first patient in a Phase 3 clinical study for RZ358. The Company will recognize the related licensing expense for the fiscal quarter ending June 30, 2024.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Exchange Warrant Amendment

On May 13, 2024, the Company entered into an amendment to the Exchange PFWs discussed in Note 7. This amendment was to further clarify equity classification so that the Company is not required to obtain shareholder approval if the exercise of the Exchange PFWs would result in aggregate beneficial ownership by the holders in excess of 19.99%. The holders of the Exchange PFWs agreed to the amendment since their warrants were only exercisable for 7% of the Company’s outstanding shares and they were already prohibited from exercising the Exchange PFWs to obtain beneficial ownership in excess of 19.99%. As a result of the amendment, the Exchange PFWs will no longer be accounted for as a derivative liability beginning on May 13, 2024. The fair value of this derivative liability increased by $0.9 million between April 1, 2024 and May 13, 2024 whereby the Company will recognize an additional non-operating loss of $0.9 million for the fiscal quarter ending June 30, 2024. The fair value of this warrant derivative liability amounted to $8.6 million as of May 13, 2024 whereby this amount will be reclassified from long-term liabilities to additional paid-in capital for the fiscal quarter ending June 30, 2024.

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

Rezolute is developing transformative therapies for devastating rare and chronic metabolic diseases. Our lead compound, RZ358, is a fully human monoclonal antibody for the treatment of hypoglycemia resulting from excessive secretion of insulin or insulin-like substances such as IGF-2 (“hyperinsulinism” or “HI”). The antibody counteracts excess insulin receptor activation thereby improving hypoglycemia. We have commenced a global Phase 3 study (“sunRIZE”) for congenital HI, an ultra-rare pediatric and genetic form of HI. In addition, through our expanded access program (“EAP”), U.S. physician-investigators have been administering RZ358 on a compassionate use basis for the management of hypoglycemia resulting from hyperinsulinism associated with tumors (“tumor HI”). We are also developing RZ402, a small molecule selective and potent plasma kallikrein inhibitor (PKI), as a potential oral therapy for the chronic treatment of diabetic macular edema (DME), which is currently in a Phase 2 study.

Our primary objectives for the first half of 2024 are to complete the Phase 2 study for RZ402 to enable announcement of topline results in May 2024, as well as to continue site activation and increase patient enrollment for sunRIZE to enable completion of enrollment by the end of this calendar year.

RZ358 for congenital hyperinsulinism (cHI)

cHI

cHI is the most common cause of recurrent and persistent hypoglycemia in children. Individuals with cHI typically present with signs or symptoms of hypoglycemia shortly after birth. Hypoglycemia can result in significant brain injury and death if not recognized and managed appropriately. Additionally, recurrent, or cumulative, hypoglycemia can lead to progressive and irreversible damage over time, including serious and devastating brain injury, seizures, neuro-developmental problems, feeding difficulties, and significant impact on patient and family quality of life. In cases that are unresponsive to medical management, surgical removal of the pancreas may be required. In those with diffuse disease where the whole pancreas is affected, a near-total pancreatectomy can be undertaken, although ongoing medical treatment of hypoglycemia is generally required for several years after surgery, before eventual insulin-dependent diabetes ensues. We estimate that in the U.S. alone the addressable market for cHI is more than 1,500 individuals.

sunRIZE Phase 3 Study

In December 2023, we initiated sunRIZE, a randomized, double-blind, placebo-controlled, parallel arm evaluation of RZ358 in participants with cHI who are not adequately responding to standard-of-care medical therapies. We plan to enroll approximately 56 participants ages three months and above from up to approximately 20 clinical trial sites in more than 15 countries in Europe, the Middle East, Asia and North America, and to complete enrollment by the end of calendar year 2024, to enable announcement of topline results in mid-2025. In our Phase 2 RIZE study in patients with cHI ages two and older, nearly all participants achieved significant improvement in hypoglycemia across multiple endpoints, including the primary and key secondary endpoints planned for the sunRIZE study. At doses and exposures planned for sunRIZE, RZ358 was generally safe and well-tolerated, and resulted in median improvements in hypoglycemia of up to ~90% at top doses.

sunRIZE is currently not being studied in the U.S. because of partial clinical holds (“PCHs") imposed by the FDA’s Office of Cardiology, Hematology, Endocrinology and Nephrology – Division of Diabetes, Lipid Disorders, and Obesity (“Division”). As part of the preclinical program for RZ358, Sprague Dawley rats (“SD rats”) demonstrated a microvascular injury in liver sinusoidal endothelial cells (“LSECs”) at potentially clinically relevant doses and exposures (“rat findings”). Consequently, the Division mandated PCHs that prevent us from dosing participants under the age of 12 and restrict us from dosing participants above the lowest dose studied to date, 3mg/kg.

We do not believe that the rat findings are relevant to humans particularly since no liver findings were observed in monkey toxicology studies at significantly higher RZ358 dose levels (up to 90 mg/kg tested), with drug levels that were more than 8 times higher than those that showed toxicity in SD rats and more than 5 times higher than the top human doses. Moreover, in clinical studies conducted to date there have been no liver findings, including at the highest human doses. While the precise mechanism of liver microvascular injury in SD rats remains unknown, we believe that the SD rat may be hypersensitive to exaggerated pharmacology and severely impaired insulin signaling with RZ358, due to its baseline predisposition to obesity, metabolic syndrome, insulin resistance, and over-dependence on the liver for insulin signaling and glucose handling. Notably, individuals who suffer with cHI are the opposite of insulin resistant – they have excessive insulin activity.

As part of our effort to investigate the mechanism of toxicity in SD rats, we have retained advisement from a former senior FDA pharmacology-toxicology official and we have partnered with a research group with LSEC expertise. In the second half of 2023, we conducted additional in-vivo and in-vitro non-clinical studies to enhance our understanding of the mechanism of toxicity in SD rats and its potential relevance to humans, including experiments in SD rat LSECs and another toxicology study in an additional rodent species. We have been unable to reproduce or characterize the toxicity observed in SD rat toxicology studies in our LSEC experiments and we therefore believe that the mechanism of toxicity cannot be characterized in vitro. Importantly, we conducted a CD-1 mice toxicology study to determine if we could reproduce rat findings in a different rodent species. CD-1 mice were administered significantly higher dose levels of RZ358 (up to 120 mg/kg tested) with drug levels that were more than 20 times higher than those that caused the SD rat findings and substantially higher than human doses. No adverse liver findings were observed in this study at any dose level.

To continue along these lines of evaluating and demonstrating the likelihood that liver findings are specific to SD rats and irrelevant to human patients, we then undertook another toxicology study in a different strain of rat. In the first half of 2024, we conducted and recently completed an in-vivo toxicology study in brown Norway rats, using SD rats as a positive control. Early results show that at the highest tested dose of 40 mg/kg, there were no observed liver abnormalities in the brown Norway rat strain. Notably, the 40 mg/kg dose is more than four times the dose that causes liver injury in SD rats. We expect to have final data tabulations and a report for this study completed in the coming weeks and believe that the Norway rat study adds to the body of evidence that the rat findings are specific to the SD rat and not relevant otherwise, based on the absence of findings in other rat strains, other rodent species (CD-1 mice), primates, or human studies to date. We are conducting some additional in-vitro studies and plan to incorporate those studies along with the Norway rat tox study into a complete response to the PCHs to be submitted to the Division this summer with the goal of achieving liberalization of the PCHs. Nonetheless, there can be no assurance that the Division will agree to modify or remove the PCHs.

Regardless of U.S. participation in our current Phase 3 study, we believe data from sunRIZE will be sufficient for a potential submission to FDA for approval for RZ358 for cHI should the study meet its efficacy objectives, with a good safety profile.

RZ358 has received Orphan Drug Designation in the U.S. and European Union for the treatment of c HI, as well as Pediatric Rare Disease Designation in the U.S., a prerequisite for a request for a Rare Pediatric Disease Priority Review Voucher upon Biologics License Application (“BLA”) submission. Based on the RIZE clinical trial outcomes and the evidence of benefit in this serious condition with substantial unmet medical need, RZ358 was subsequently granted a priority medicines (“PRIME”) designation by the European Medicines Agency (“EMA”) and an Innovation Passport designation by the UK Innovative Licensing and Access Pathway (“ILAP”) Steering Group for the treatment of cHI.

RZ358 for tumor hyperinsulinism (HI)

Tumor HI

Tumor HI may be caused by two distinct types of tumors: islet cell tumors (“ICTs”) and non-islet cell tumors (“NICTs”), both of which lead to hypoglycemia due to excessive activation of the insulin receptor. Insulinomas are the most common type of functional ICT and mediate hypoglycemia through excessive insulin production. NICTs are generally associated with relatively large, solid tumors such as hepatocellular carcinoma, fibrosarcoma and mesothelioma, and can cause hypoglycemia by producing and secreting insulin-like paraneoplastic substances such as IGF-2 or related variants that bind to and activate the insulin receptor. This form of hypoglycemia can occur in more than 15 different tumor types, 60 percent of which are malignant, including hepatocellular carcinoma.

Current therapies for insulinomas and NICTs can be grouped into two main categories: (a) tumor directed de-bulking therapies (e.g. surgery, chemotherapy, radiotherapy), which may indirectly and/or eventually lead to decreased levels of circulating insulin and/or insulin-like substances, and therefore control HI and related hypoglycemia; and/or (b) medical therapies that directly treat HI and the associated hypoglycemia. Tumor-directed therapies do not directly treat hypoglycemia caused by insulinomas or NICTs. In many cases, tumor-directed therapies are administered concurrently with medical therapies for hypoglycemia and in other cases successful treatment of hypoglycemia often enables the initiation and/or continuation of tumor-directed therapies, as indicated. During the period from diagnosis to surgical treatment, or if surgery is contraindicated or refused, medical treatments are often necessary to directly manage the HI and hypoglycemia induced by the tumor. Additionally, chronic medical management of refractory hypoglycemia is often necessary for patients who cannot be cured by surgery, such as those with extensive disease of the pancreas, multi-focal insulinomas, inoperable or unresectable benign or malignant insulinomas, metastatic insulinomas, non-pancreatic insulinomas, or NICT hypoglycemia resulting from a variety of other tumors.

A significant unmet need exists for treatment options with improved efficacy and tolerability as normalization of glucose levels is crucial to ensure patients are fit to receive cancer treatment and to reduce mortality. Unfortunately, some patients are unresponsive to the current standard of care medical therapies for tumor HI and experience debilitating hypoglycemia that is otherwise untreatable. Currently available medical therapies are directed at reducing or eliminating insulin production and/or secretion from tumors, which may be challenging when the tumor is differentiated or dysregulated, and therefore not responding to usual control mechanisms for suppressing insulin production. In some cases, commonly utilized somatostatin analog therapies may even worsen hypoglycemia due to suppression of glucagon. Therefore, currently available medical therapies directed at suppressing insulin production may have limited effectiveness in tumor HI.

The total addressable market for the combined indications causing tumor HI is estimated to be approximately 4,500 patients in the U.S. alone, including approximately 1,500 with islet cell tumor hypoglycemia (“ICTH”) and approximately 3,000 with non-islet cell tumor hypoglycemia (“NICTH”).

Expanded Access Program

RZ358 has been shown to counteract excessive insulin action downstream, at the insulin-receptor on target organs. The unique mechanism of action of RZ358 makes the therapy a potential universal treatment for any form of hyperinsulinism, including tumor HI.

We maintain an EAP for a variety of HI indications for the purpose of making RZ358 available on a compassionate use basis when available therapeutic options have failed, and an individual’s hypoglycemia is unmanageable. In the fourth quarter of 2022, we received and approved an EAP request from Dr. Mary Elizabeth Patti, Director of the Hypoglycemia Clinic at the Harvard Medical School and Beth Israel Medical Center-affiliated Joslin Diabetes Center, for a patient with intractable hypoglycemia caused by a metastatic insulinoma. Dr. Patti received a single patient IND approval from the Division to treat the patient with RZ358. Dr. Patti reported that the patient safely achieved correction of hypoglycemia with RZ358, enabling the patient to wean off continuous intravenous dextrose and several other medications for hypoglycemia, leave the hospital after a prolonged stay, and resume receiving concurrent treatment for his cancer with tumor-directed therapies. The patient remained on RZ358 for more than a year until he eventually passed away due to progression of his underlying malignant/metastatic insulinoma.

We have received and approved four additional requests to date for use of RZ358 in patients with tumor HI caused by metastatic insulinomas and other insulin secreting metastatic cancer (cervical). In the U.S., these requests have all been approved by the Division. These patients have been refractory to usual standard of care therapies for chronic management of hypoglycemia and required continuous high volume/concentration intravenous dextrose or nutritional infusion and were hospitalized and in life-threatening or hospice-bound condition because of uncontrollable hypoglycemia. Further treatment with tumor-directed therapies (e.g., embolization, radiotherapy, chemotherapy) was often deferred as a result of the debilitating hypoglycemia.

Generally, dosing for tumor HI patients has been either 6 mg/kg or 9 mg/kg every 1-2 weeks. In all cases to date, RZ358 has led to substantial improvement in hypoglycemia and has been well tolerated. Within a relatively short period of time after administration of RZ358, continuous intravenous dextrose was discontinued and hospitalized patients were able to be discharged and receive maintenance RZ358 doses on an outpatient basis, with durable benefit. In most cases, other background medical therapies for hypoglycemia were able to be weaned or stopped, and patients were able to resume tumor-directed therapies for treatment of their underlying cancer. Patients with metastatic tumor HI often have underlying hepatic injury (abnormal enzymes) at baseline due to hepatic metastases or previous tumor-directed treatments (e.g., partial liver resection or embolization). The patients with hepatic injury that have been treated under the EAP have not exhibited any indication of hepatic toxicity with the use of RZ358.

Evaluation of a Clinical and Regulatory Development Path

In January 2024, we had a Type B pre-IND meeting with the Division to discuss a potential IND application and a clinical and regulatory development strategy for tumor HI. The Division acknowledged the unmet need as well as the potential therapeutic benefit of RZ358 as demonstrated by the cases under the EAP as well as the efficacy demonstrated in previous clinical experience in cHI. The Division is aligned with us that it would be warranted to study RZ358 in an IND-opening late-stage (registrational) clinical trial, which we are currently evaluating as a development program and second rare disease indication for RZ358. This study could simultaneously include both ICT and NICT patients with tumor HI.

To further validate the utility of RZ358 in treating hyperinsulinism and hypoglycemia resulting from NICT, we also conducted in-vitro experiments which demonstrated that RZ358 can blunt signaling of IGF-2 at the insulin receptor. This is additional proof of mechanism and concept for RZ358 as a potential universal treatment for hyperinsulinism, due to its novel mechanism of action at the insulin receptor.

In addition to other factors that impact a decision and timing of initiation of a new development program, we are not resourced to support an additional late stage registrational study. While we are optimistic about the positive impact RZ358 is already having on the lives of tumor HI patients, there can be no assurance that we will expand its pipeline to include tumor HI as a new indication for RZ358 nor can there be any assurance that such a program will be successful in a registrational study to support commercial approval for use of RZ358 in tumor HI by FDA or other regulatory authorities worldwide.

RZ402 for diabetic macular edema (DME)

DME

Diabetic retinopathy ("DR”) affects approximately one third of adults with diabetes and is the leading cause of vision loss in the working age population. DME is a severe, systemic, vision-threatening complication of DR characterized by swelling of the retina and thickening of the macula, the part of the eye that is responsible for high-resolution vision. Anti-vascular growth factor (“anti-VEGF”) injections into the eye are the current standard of care for DME, requiring continued administration over long periods of time to preserve vision. Due to their invasive route of administration and occasional serious side effects, there is a tendency to delay treatment until later in the disease course, and long-term compliance with eye injection regimens can be difficult for patients. Coupled with inadequate responsiveness in some patients, this leads to overall undertreatment and suboptimal vision outcomes in DME patients.

The contact-activation kallikrein-kinin system promotes increased vascular permeability and inflammation via key downstream mediators, including bradykinin, and activation of the intrinsic pathway of coagulation. Pathophysiologic upregulation of this system has been linked to a variety of diseases which are characterized by vascular dysfunction, including DME.

We believe that an oral PKI therapy is the ideal approach for targeting a systemic vascular disease such as DME. An oral PKI would be a non-invasive approach that allows for earlier disease intervention, directly impacts the site of disease and therapeutic target, and could be used alone or in tandem with anti-VEGF injections, which could potentially lead to better clinical outcomes overall.

Phase 2 Study

In December 2022, we initiated a Phase 2 U.S. multi-center, randomized, double-masked, placebo-controlled, parallel-arm study to evaluate the safety, efficacy, and pharmacokinetics of RZ402 administered as a monotherapy over a 12-week treatment period in participants with DME who are naïve to, or have received limited anti-VEGF injections. The study population is comprised of DME patients with mild to moderate non-proliferative DR, experiencing compromised vision. Eligible participants were randomized equally, to one of three RZ402 active treatment arms at doses of 50, 200, and 400 mg, or a placebo control arm, to receive study drug once daily for 12 weeks, before completing a four-week follow-up. We have completed dosing of 94 participants in the study, and the study is in its concluding phases. The principal endpoints of the trial include (i) stabilization of disease and/or change in study eye macular central subfield thickness, as measured by Spectral Domain Ocular Coherence Tomography, (ii) change in study eye visual acuity as measured by the early treatment diabetic retinopathy scale, (iii) the repeat dose pharmacokinetics of RZ402 in patients with DME, and (iv) the safety and tolerability of RZ402. Since RZ402 is an oral therapy and achieves systemic exposure to the retinal blood vessels in both eyes, key endpoints will also incorporate the non-study eye. We are on track to announce topline results in May of 2024.

Recent Developments

Securities Exchange Agreement

On March 8, 2024 (the “Closing Date”), we entered into a securities exchange agreement (the “Exchange Agreement”) with certain of our stockholders (the “Exchanging Shareholders”), whereby we purchased 3,000,000 shares of common stock with an aggregate fair value of $5,700,000 (the “Retired Shares”) from the Exchanging Shareholders. The Retired Shares were immediately cancelled whereby they will remain as authorized shares for future issuance in accordance with Nevada law. Consideration for the acquisition of the Retired Shares consisted of (i) a cash payment to the Exchanging Shareholders of $3,000, and (ii) the issuance of pre-funded warrants (the “Exchange PFWs”) to the Exchanging Shareholders with an estimated fair value of $5,697,000. The Exchange PFWs do not expire and are exercisable to purchase an aggregate of 3,000,000 shares of our common stock (subject to adjustment in the event of stock splits, recapitalizations and other similar events) at an exercise price of $0.001 per share. The Exchange PFWs are exercisable at any time, subject to the then effective ownership blocker percentage (the “OBP”) as elected by the Exchanging Shareholders. The OBP is a percentage designated by the holders whereby the Exchange PFWs cannot be exercised if, after giving effect thereto, the Exchanging Shareholders would beneficially own more than the designated OBP. The terms of the Exchange PFWs initially provide for an OBP of 9.99%. However, upon at least 61 days’ prior notice to us, any holder of Exchange PFWs may elect to increase or decrease the OBP to any other percentage not to exceed 19.99%.

Unlike our shares of common stock, the holders of Exchange PFWs do not have voting rights except to the extent required by Nevada law. No later than six months after the Closing Date, we agreed to file a registration statement covering the resale of the shares issuable upon the exercise of the Exchange PFWs.

Open Market Sales Agreement

On November 14, 2023, we entered into an open market sale agreement (the “Sales Agreement”) with Jefferies LLC (the “Agent) that provides for an “at the market” offering for the sale of up to $50.0 million in shares of our common stock (the “Placement Shares”) through the Agent. The Agent is acting as sales agent and is required to use commercially reasonable efforts to sell all of the Placement Shares requested to be sold by us, consistent with the Agent’s normal trading and sales practices, on mutually agreed terms between us and the Agent. The Sales Agreement will terminate when all of the Placement Shares have been sold, or earlier upon the election of either us or the Agent.

We have no obligation to sell any of the Placement Shares under the Sales Agreement. We intend to use the net proceeds, if any, from amounts sold under the Sales Agreement for general corporate purposes, including working capital. Under the terms of the Sales Agreement, we agreed to pay the Agent a commission equal to 3.0% of the gross sales price of the Placement Shares plus certain expenses incurred by the Agent in connection with the offering. No shares were sold under the Sales Agreement as of March 31, 2024.

Prefunded Warrant Exercises

On October 4, 2023, an investor from our May 2022 registered direct offering provided notice of cashless exercise of their Class B PFWs. We issued 2,797,704 shares of our common stock on October 6, 2023, and we did not receive any cash proceeds from the exercise.

On March 1, 2024, an investor provided notice of cashless exercise for 1,973,684 Class A PFW’s, resulting in the issuance of 1,972,486 shares of common stock. On March 7, 2024, certain holders of 2021 PFWs provided notice of cashless exercise for 1,538,461 shares resulting in the issuance of 1,529,890 shares of common stock.

Milestone Payment

Pursuant to the XOMA License agreement discussed below under the caption Liquidity and Capital Resources, subsequent to March 31, 2024, a $5.0 million milestone payment was incurred and paid to XOMA upon the dosing of the first patient in our Phase 3 clinical study for RZ358.  Accordingly, we expect to recognize the related license expense for the fiscal quarter ending June 30, 2024.

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

Results of Operations

Three months ended March 31, 2024 and 2023

Revenue. As a clinical stage company, we did not generate any revenue for the three months ended March 31, 2024 and 2023. We are at an early stage of development and do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. We do not expect to be able to generate revenue from any of our product candidates for several years.

Research and development expenses. R&D expenses for the three months ended March 31, 2024 and 2023 were as follows (in thousands, except percentages):

			Decrease
	2024	2023	Amount	Percent

Total R&D expenses	$12,401	$14,231	$(1,830)	(13)%

The decrease in R&D expenses of $1.8 million for the three months ended March 31, 2024 was attributable to a decrease in license agreement milestone expenses of $3.0 million, as we triggered the Phase 2 dosing milestone due to ActiveSite in the three months ended March 31, 2023.  No license agreement milestone expenses were incurred during the three months ended March 31, 2024.   This decrease was partially offset by: (i) increase of $1.2 million in R&D related compensation and benefits, (ii) increase in RZ402 related program costs of $0.6 million, and (iii) decrease of $0.6 million in RZ358 related program costs.

Compensation and benefits for our R&D workforce increased by approximately $1.2 million. Cash-based compensation and benefits increased by approximately $1.1 million that was primarily attributable to an increase in the average number of R&D employees from an average of 35 employees for the three months ended March 31, 2023, to an average of 39 employees for the three months ended March 31, 2024.

RZ402 program costs increased by $0.6 million in the three months ended March 31, 2024, compared to the three months ended March 31, 2023 due to an increase of clinical study expenses, driven by our Phase 2 study, which completed enrollment in December 2023.   RZ358 related program costs decreased by $0.6 million due to lower clinical development activities related to the planning of the Phase 3 sunRIZE study having been incurred in the three months ended March 31, 2024, compared to the three months ended March 31, 2023.  As of March 31, 2024, no patients were enrolled in the sunRIZE study.

General and administrative expenses. G&A expenses for the three months ended March 31, 2024 and 2023 were as follows (in thousands, except percentages):

			Increase
	2024	2023	Amount	Percent

Total G&A expenses	$3,812	$2,911	$901	31%

The increase in G&A expenses of $0.9 million for the three months ended March 31, 2024, was primarily attributable to an increase in cash-based compensation expense related to reduced performance bonuses. This cash-based compensation increase is due to an increase in the average number of G&A employees from an average of 12 employees for the three months ended March 31, 2023, to an average of 16 employees for the three months ended March 31, 2024.

Interest and Other Income. Interest and other income amounted to $1.1 million for the three months ended March 31, 2024, compared to $1.5 million for the three months ended March 31, 2023. This decrease of $0.4 million was primarily due to a decrease in the aggregate value of interest-bearing cash accounts and investments in marketable debt securities from $129.3 million at March 31, 2023 to $81.6 million as of March 31, 2024 as investment maturities were utilized to fund operating activities.  Investments in marketable debt securities are our primary source of liquidity to fund clinical expenditures and other operating expenses.

Change in Fair Value of Derivative Liabilities. For the three months ended March 31, 2024, we recognized an expense of approximately $2.0 million, primarily due to the increase of $0.65 per share in our stock price, resulting in changes in the fair value of the warrant derivative liability related to the Exchange PFWs issued on March 8, 2024. For the three months ended March 31, 2023, there were no warrant liabilities recognized.

Income Taxes. For the three months ended March 31, 2024 and 2023, we did not recognize any income tax benefit due to our net losses, and our determination that a valuation allowance was required for all of our deferred tax assets.

Nine months ended March 31, 2024 and 2023

Revenue. As a clinical stage company, we did not generate any revenue for the nine months ended March 31, 2024 and 2023. We are at an early stage of development and do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. We do not expect to be able to generate revenue from any of our product candidates for several years.

Research and development expenses. R&D expenses for the nine months ended March 31, 2024 and 2023 were as follows (in thousands, except percentages):

			Increase
	2024	2023	Amount	Percent

Total R&D expenses	$36,654	$32,880	$3,774	11%

The increase in R&D expenses of $3.8 million for the nine months ended March 31, 2024, was primarily attributable to an increase in RZ358 related program costs of approximately $3.4 million. This increase consisted of: (i) an increase in manufacturing and preclinical costs of $1.8 million, (ii) increase of clinical trial study expenses of $0.9 million and (iii) toxicology and other related costs of $0.7 million. RZ358 clinical and manufacturing costs increased due to Phase 3 clinical readiness activities, which were initiated in December 2023. RZ358 related toxicology costs increased due to ongoing preclinical studies being conducted in efforts to lift the partial clinical hold discussed above.

Costs related to RZ402 and other R&D costs increased by approximately $1.1 million for the nine months ended March 31, 2024, which was primarily attributable to an increase in clinical costs related to the ongoing Phase 2 study, which completed enrollment in December 2023. The RZ402 Phase 2 study is ongoing with topline results expected to be available by June 2024.

Additionally, compensation and benefits for our R&D workforce increased by approximately $2.2 million. Cash-based compensation and benefits increased by approximately $2.1 million that was primarily attributable to an increase in the average number of R&D employees from 33 employees for the nine months ended March 31, 2023, to 41 employees for the nine months ended March 31, 2024.    Share-based compensation also increased by $0.1 million for our R&D workforce for the nine months ended March 31, 2024.

General and administrative expenses. G&A expenses for the nine months ended March 31, 2024 and 2023 were as follows (in thousands, except percentages):

			Increase
	2024	2023	Amount	Percent

Total G&A expenses	$10,667	$8,872	$1,795	20%

G&A expenses increased by approximately $1.8 million for the nine months ended March 31, 2024. This increase was primarily attributable to increases of (i) professional fees of $0.8 million due to market research costs and investor relations expenses, and (ii) compensation and benefits for our G&A workforce of approximately $0.8 million due to an increase in the average number of G&A employees from 12 employees for the nine months ended March 31, 2023, to 14 employees for the nine months ended March 31, 2024.

Interest and Other Income. Interest and other income amounted to $3.8 million for the nine months ended March 31, 2024, compared to $2.7 million for the nine months ended March 31, 2023. This increase of $1.1 million was primarily due to our decision in January 2023 to invest an aggregate of approximately $115.0 million in marketable debt securities and an overnight money market mutual fund that bear interest at a weighted average effective rate of approximately 5.0%, whereas our temporary cash investments for the nine months ended March 31, 2023, resulted in an effective interest rate that was less than 3.0%. The impact of higher interest rates for the nine months ended March 31, 2024, was partially offset by a reduction in the average funds that were invested. Investments in marketable debt securities are our primary source of liquidity to fund clinical expenditures and other operating expenses.

Change in Fair Value of Derivative Liabilities. For the nine months ended March 31, 2024, we recognized an expense of approximately $2.0 million, primarily due to the increase of $0.65 per share in our stock price, resulting in changes in the fair value of the warrant derivative liability related to the Exchange PFWs issued on March 8, 2024. For the nine months ended March 31, 2023, there were no warrant liabilities recognized.

Income Taxes. For the nine months ended March 31, 2024 and 2023, we did not recognize any income tax benefit due to our net losses, and our determination that a valuation allowance was required for all of our deferred tax assets.

Liquidity and Capital Resources

Short-term Liquidity Requirements

As of March 31, 2024, we had cash and cash equivalents of $5.9 million, short-term marketable debt securities of $74.1 million and working capital was approximately $75.3 million. We have incurred cumulative net losses of $306.5 million since our inception and as a clinical stage company we have not generated any meaningful revenue to date. Our most significant contractual obligations consist of milestone payments pursuant to licensing agreements with XOMA Corporation (“XOMA”) and ActiveSite Pharmaceuticals, Inc. (“ActiveSite”) discussed below.

Our primary source of liquidity has historically been from the completion of private and public offerings of our debt and equity securities. For the nine months ended March 31, 2024, we did not receive any proceeds from financing activities. For the fiscal year ended June 30, 2023, we received net proceeds from the issuance of equity securities of $11.6 million. During the fiscal year ended June 30, 2022, we completed several equity financings that generated aggregate net proceeds of approximately $149.0 million after repayment of our Loan Agreement. The proceeds from these equity financings were invested in money market funds and marketable debt securities. As these investments mature, the proceeds have been our primary source of liquidity to enable our funding of ongoing clinical expenditures and other operating expenses.

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

Remaining cash payments related to existing contractual obligations for the 12-months ending March 31, 2025 include approximately (i) $0.7 million under all of our operating lease agreements, (ii) a milestone payment to XOMA of $5.0 million that was incurred subsequent to March 31, 2024 upon dosing of the first patient in our planned Phase 3 clinical trial for RZ358 and (iii) and an additional payment to XOMA of $5.0 million due upon dosing of the last patient in our planned Phase 3 clinical trial for RZ358. Due to uncertainties in the timing associated with clinical trial activities, it is possible that the milestone payment due upon dosing of the last patient could be delayed beyond March 31, 2025.

Based on our cash and cash equivalents balance of $5.9 million and investments in short-term marketable debt securities balance of $74.1 million as of March 31, 2024, we believe we have adequate capital resources to meet all of our contractual obligations and conduct all planned activities to advance our clinical trials at least through the next 12 months.

Long-term Liquidity Requirements

Our most significant long-term contractual obligations consist of additional clinical and regulatory milestone payments up to $35.0 million payable to XOMA and additional milestone payments up to $25.0 million payable to ActiveSite. Of these amounts, we expect that $10.0 million will be payable to XOMA during the 12-month period ending March 31, 2025 as discussed above under the caption Short-term Liquidity Requirements. Up to $50.0 million of the remaining milestone payments that may become payable are considered a long-term liquidity requirement. Due to uncertainties in the timing associated with clinical trial activities and regulatory approvals, there is even greater uncertainty in forecasting the timing of future clinical and regulatory milestone payments to XOMA and ActiveSite that may extend beyond the next 12 months.

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

In addition to our licensing obligations, we also have long-term contractual obligations under existing operating lease agreements ranging between approximately $0.7 million to $0.8 million for each of the fiscal years ending June 30, 2025 through 2027. Based on our current forecast, we expect that our existing cash, cash equivalents and investments in marketable debt securities will be sufficient to fund our long-term contractual obligations and conduct all planned activities to advance our clinical trials at least through the third quarter of calendar year 2025.

As discussed above under the caption Recent Developments, in November 2023 we entered into the Sales Agreement that provides for an “at-the-market” offering for the sale of up to $50.0 million in shares of our common stock. The net proceeds under the Sales Agreement, if any, will be used to fund a portion of our long-term liquidity requirements including payments for general corporate purposes and to meet our working capital requirements. To date, we have not elected to sell any shares of our common stock pursuant to the Sales Agreement. Even if we elect to sell the entire $50.0 million of shares under the Sales Agreement, we will need to obtain additional equity or debt financing in order to fund all of our long-term liquidity requirements. Accordingly, no assurance can be given that we will be able to obtain sufficient sources of equity and debt financing on terms that are acceptable to our Board of Directors and stockholders.

Presented below is an additional discussion about the ongoing requirements pursuant to our license agreements with XOMA and ActiveSite, along with additional information about our ongoing financing activities that impacted our liquidity and capital resources through March 31, 2024.

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

Upon the achievement of certain clinical and regulatory events, we will be required to make up to $37.0 million in aggregate milestone payments to XOMA. The first such milestone payment of $2.0 million was triggered upon enrollment of the last patient in our ongoing phase 2 clinical study in January 2022. The next milestone payment of $5.0 million was incurred subsequent to March 31, 2024 upon the enrollment of the first patient in a Phase 3 study.  A milestone payment of $5.0 million, will be due upon the dosing of the last patient in a Phase 3 study, which we believe will occur in the next twelve months. Additionally, upon the future commercialization of RZ358, we will be required to pay royalties to XOMA based on the net sales of the related products, and milestone payments up to an additional $185.0 million if future annual sales related to RZ358 exceed targets ranging from $100.0 million to $1.0 billion. Through March 31, 2024, no events have occurred that would result in the requirement to make additional milestone payments and no royalties have been incurred.

ActiveSite License Agreement

In August 2017, we entered into a Development and License Agreement with ActiveSite (“ActiveSite License Agreement”) pursuant to which we acquired the rights to ActiveSite’s PKI portfolio. We are planning to use the PKI Program to develop, file, manufacture, market and sell products for diabetic macular edema and other therapeutic indications. The ActiveSite License Agreement requires various milestone payments ranging from $1.0 million to $10.0 million when milestone events occur, up to an aggregate of $46.5 million of aggregate milestone payments. The first milestone payment for $1.0 million was paid in December 2020 after completion of preclinical work and submission of an IND to the FDA for RZ402. The second milestone payment for $3.0 million became due upon dosing of the first patient in a Phase 2 study in February 2023. Remaining milestone payments under the ActiveSite License Agreement for various clinical and regulatory milestones amount to $25.0 million and milestones after commercial success or alternative indication approvals amount to $17.5 million. We will also be required to pay royalties equal to 2.0% of any sales of products that use the PKI Program. Through March 31, 2024, no events have occurred that would result in the requirement to make additional milestone payments and no royalties have been incurred.

Cash Flows Summary

Presented below is a summary of our operating, investing, and financing cash flows for the nine months ended March 31, 2024 and 2023 (in thousands):

	2024	2023	Change
Net cash provided by (used in):
Operating activities	$(38,846)	$(33,131)	$(5,715)
Investing activities	29,036	(95,107)	124,143
Financing activities	(296)	11,571	(11,867)

Cash Used in Operating Activities

For the nine months ended March 31, 2024 and 2023, cash used in operating activities amounted to $38.8 million and $33.1 million, respectively. The key components in the calculation of our cash used in operating activities are as follows (in thousands):

	2024	2023	Change

Net loss	$(45,483)	$(39,059)	$(6,424)
Non-cash expenses	8,008	5,759	2,249
Accretion of discounts and amortization of premiums on marketable debt securities, net	(2,100)	(708)	(1,392)
Changes in operating assets and liabilities, net	729	877	(148)
Total	$(38,846)	$(33,131)	$(5,715)

For the nine months ended March 31, 2024, our net loss was $45.5 million compared to $39.1 million for the nine months ended March 31, 2023. For further discussion about changes in our operating results for the nine months ended March 31, 2024 and 2023, please refer to Results of Operations above.

For the nine months ended March 31, 2024 and 2023, our non-cash expenses of $8.0 million and $5.8 million, respectively. For the Nine months ended March 31, 2024, non-cash expenses were primarily attributable to share-based compensation expense and loss in change of fair value of a warrant liability.  For the nine months ended March 31, 2023, non-cash expenses were primarily attributable to share-based compensation expense. For the nine months ended March 31, 2024, accretion of discounts and amortization of premiums on marketable debt securities amounted to $2.1 million and $0.7 million, respectively, and were due to interest income as a result of investing in marketable debt securities. For the nine months ended March 31, 2024, net changes in operating assets and liabilities increased operating cash flow by $0.7 million, primarily driven by an increase of $1.3 million in accounts payable and other accrued liabilities. This amount was partially offset by cash outflows resulting from an increase in prepaid expenses and other assets of $0.6 million. For the nine months ended March 31, 2023, net changes in operating assets and liabilities increased operating cash flow by $0.9 million, primarily driven by an increase of $1.7 million in accounts payable and other accrued liabilities. This amount was partially offset by reduced cash flows resulting from an increase in prepaid expenses and other assets of $0.8 million for the nine months ended March 31, 2023.

Cash Provided by or Used in Investing Activities

For the nine months ended March 31, 2024, our net cash provided by investing activities amounted to $29.0 million, primarily related to the maturity of marketable debt securities of $85.8 million partially offset by cash outflows of $56.7 million to reinvest in additional marketable debt securities.

For the nine months ended March 31, 2023, our net cash utilized in investing activities amounted to $95.1 million, related to the purchase of marketable debt securities of $95.0 million and the purchase of $0.2 million of furniture and equipment primarily for use in our new office location in Redwood City, California.

Cash Provided by or Used in Financing Activities

For the nine months ended March 31, 2024, our net cash utilized in financing activities was $0.3 million and was primarily attributable to deferred offering costs to put the Sales Agreement in place and register the underlying shares of common stock that may be issued.

Net cash provided by financing activities for the nine months ended March 31, 2023 amounted to $11.6 million. This amount consisted of total proceeds of $12.3 million from the 2022 Private Placement partially offset by payments of $0.8 million for underwriting commissions and other costs related to this offering.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive and financial officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on that assessment under those criteria, our management has concluded that our disclosure controls and procedures are not effective at the reasonable assurance level as of March 31, 2024, due to a material weakness. Management has concluded that our procedures for determining the accounting treatment of pre-funded warrants issued in March 2024 are insufficient, which rises to a material weakness in internal control over financial reporting.

The material weakness identified by management relates to our controls over the accounting for pre-funded warrants whereby we failed to initially recognize these pre-funded warrants as liabilities, along with the subsequent changes in fair value as non-cash expenses. As a result of this material weakness, we failed to timely identify material adjustments to our financial statements that were detected shortly before the filing of this Quarterly Report on Form 10-Q. Our legacy processes included the timely identification of the relevant accounting technical pronouncements, other literature, consultation with third-party experts, and the preparation of a memorandum outlining our assessment of the factual background and our interpretation of the accounting requirements. With respect to pre-funded warrants issued on March 8, 2024, we improperly concluded that equity classification was permitted based on the facts that (i) the pre-funded warrants were only exercisable for 7% of our outstanding shares, (ii) the pre-funded warrants explicitly prohibit the holders from exercising if beneficial ownership would exceed 19.99%, and (iii) shareholder approval was only required if beneficial ownership exceeded 19.99%. Despite these terms, we determined that equity classification was not permitted, whereby we performed additional analysis as deemed necessary to ensure that the accompanying financial statements were revised and prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the accompanying financial statements present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

On May 13, 2024, we entered into an amendment with the holders of the pre-funded warrants to further support the equity classification.  As a result of this amendment, the pre-funded warrants will no longer be accounted for as a derivative liability beginning on May 13, 2024.

To the extent reasonably possible, we intend to engage additional third-party specialists to determine the accounting treatment of our warrants to ensure that our warrant accounting policies and procedures are consistent across the organization and that we have adequate control over our Exchange Act reporting disclosures. Due to the complexity of the accounting rules for equity-linked financial instruments, we cannot provide assurance that our existing processes and planned remediation will eventually result in the elimination of the material weakness described above.

Changes in internal controls over financial reporting

During the period covered by this Quarterly Report on Form 10-Q, we determined the existence of a material weakness in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) related to the complex pre-funded warrant accounting discussed above, that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Legacy Risk Factor Disclosures are set forth in (i) Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the Securities and Exchange Commission (“SEC”) on September 14, 2023,  and (ii) in Part II, Item 1A of each of our Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2023 and December 31, 2023 filed with the SEC on November 13, 2023 and February 13, 2024, respectively. As of the date of this Report, there have been no material changes with respect to the Legacy Risk Factor Disclosures.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 8, 2024, we entered into a securities exchange agreement (the “Exchange Agreement”) with certain Company stockholders (the “Exchanging Stockholders”), pursuant to which we exchanged an aggregate of 3,000,000 shares of our common stock, par value $0.001 per share (the “Retired Shares”), owned by the Exchanging Stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 3,000,000 shares of common stock (subject to adjustment in the event of stock splits, recapitalizations and other similar events affecting common stock), with an exercise price of $0.001 per share. The Exchange Warrants will not expire prior to exercise. We paid the Exchanging Stockholders an aggregate purchase price of $3,000 for the Retired Shares. Under Nevada law, the Retired Shares were cancelled and no longer considered outstanding, as a result, the number of issued and outstanding shares of the Company’s common stock was reduced by 3,000,000 shares of the Company’s common stock. The Exchange Warrants are exercisable at any time except that the Exchange Warrants cannot be exercised by the Exchanging Stockholders if, after giving effect thereto, the Exchanging Stockholders would beneficially own more than 9.99% of the Company’s common stock, subject to certain exceptions. The holders of the Exchange Warrants will not have the right to vote on any matter except to the extent required by Nevada law. The Exchange Warrants were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act. The Exchange Warrants contain a provision that restrict the exercisability of the Exchange Warrants above 19.99% without obtaining stockholder approval as required by Nasdaq Listing Rules 5635(b) and 5635(d). We also agreed to file a registration statement no later than six months from the closing of the transaction contemplated by the Exchange Agreement covering the resale of the shares issuable upon the exercise of the Exchange Warrants.

On May 13, 2024, the Company entered into an amendment to the Exchange Warrants (the “Amended Exchange Warrants”), clarifying the accounting treatment of such warrants. The Company has issued the Amended Exchange Warrants and will issue the shares issuable upon exercise of the Amended Exchange Warrants, in reliance upon the exemption from registration contained in Section 4(2) and Rule 506 under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are incorporated by reference or filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Exhibits
4.1	Amended and Restated Form of Exchange Warrant
10.1	Form of Securities Exchange Agreement (included as Exhibit 10.1 to the Current Report on Form 8-K filed on March 14, 2024 and incorporated herein by reference).
31.1*	Certification of Chief Executive and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of Chief Executive and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS*	Inline XBRL Instance Document
101.SC*	Inline XBRL Taxonomy Extension Schema
101.CA*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LA*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101)

* Filed herewith.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REZOLUTE, INC.

Date: May 15, 2024	By:	/s/ Nevan Charles Elam
Nevan Charles Elam
Chief Executive Officer
(Principal Executive and Financial Officer)