Form 10-K
period 2024-06-30
Rezolute, Inc.
filed 2024-09-19
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

As of December 29, 2023, the last business day of the registrants most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates, was approximately $33,252,000, based on the last reported sales price of $0.993 as quoted on the Nasdaq Capital Market on such date.

The registrant had 55,369,764 shares of its $0.001 par value common stock outstanding as of September 13, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on December 5, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

-i-

-

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (“Annual Report”) contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

●	our ability to obtain regulatory approvals or remove regulatory holds for clinical trials and our drug candidates;
●	expectations regarding clinical development and the timing of clinical trials in the United States and outside of the United States;
●	projected operating or financial results, including anticipated cash flows to be used in operating activities;
●	expectations regarding capital expenditures, research and development expenses and the timing of milestone payments required under license agreements;
●	our beliefs and assumptions relating to our liquidity position, including our ability to obtain additional financing; and
●	our future dependence on third-party manufacturers or strategic partners to manufacture any of our pharmaceutical drugs and diagnostics that receive regulatory approval, and our ability to identify strategic partners and enter into license, co-development, collaboration or similar arrangements.

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

-ii-

-

PART I

Item 1. Business.

Rezolute, Inc. (“Rezolute”, the “Company”, “we” or “us”) is a late-stage rare disease company focused on significantly improving outcomes for individuals with hypoglycemia caused by hyperinsulinism (“HI”).

Summary of Clinical Assets

Ersodetug (formerly RZ358)

Our lead clinical asset, ersodetug (formerly RZ358), is a potential treatment for hypoglycemia caused by multiple forms of hyperinsulinism.

Ersodetug is an intravenously administered human monoclonal antibody that binds to a unique site (allosteric) on the insulin receptor in insulin target tissues, such as in the liver, fat, and muscle. The antibody down modulates insulin’s binding, signaling, and action thereby counteracting the effects of elevated insulin in the body, and helping to restore glucose to a more normalized range. Ersodetug shows dose dependent pharmacokinetics with a half-life greater than 2 weeks, which has the potential for twice or even once monthly dosing. Therefore, we believe that ersodetug is ideally suited as a potential therapy for conditions characterized by excessive insulin levels, and it is being developed to treat hyperinsulinism and low blood sugar. As ersodetug acts downstream from the beta cells, it has the potential to be universally effective at treating hypoglycemia related to HI, whether genetic or caused by tumors.

Ersodetug for congenital HI

Congenital HI is the most common cause of recurrent and persistent hypoglycemia in children. Individuals with congenital HI typically present with signs or symptoms of hypoglycemia shortly after birth. Hypoglycemia can result in significant brain injury and death if not recognized and managed appropriately. Additionally, recurrent, or cumulative, hypoglycemia can lead to progressive and irreversible damage over time, including serious and devastating brain injury, seizures, neuro-developmental problems, feeding difficulties, and significant impact on patient and family quality of life. In cases that are unresponsive to medical management, surgical removal of the pancreas may be required. In those with diffuse disease where the whole pancreas is affected, a near-total pancreatectomy can be undertaken, although ongoing medical treatment of hypoglycemia is generally required for several years after surgery, before eventual insulin-dependent diabetes ensues. There are no U.S. Food and Drug Administration (“FDA”) approved therapies for all forms of congenital HI and the current standard of care treatments are suboptimal. The current treatments used by physicians include glucagon, diazoxide, somatostatin analogues and pancreatectomy. We estimate that in the U.S. alone the addressable market for congenital HI is more than 1,500 individuals.

Ersodetug has received Orphan Drug Designation in the U.S. and European Union for the treatment of congenital HI, as well as Rare Pediatric Disease Designation in the U.S., a prerequisite for a request for a Rare Pediatric Disease Priority Review Voucher upon Biologics License Application (“BLA”) submission. Based on the multinational Phase 2b clinical trial (“RIZE”) outcomes and the evidence of benefit in this serious condition with substantial unmet medical need, ersodetug was subsequently granted a priority medicines (“PRIME”) designation by the European Medicines Agency (“EMA”) and an Innovation Passport designation by the UK Innovative Licensing and Access Pathway (“ILAP”) Steering Group for the treatment of congenital HI.

Phase 3 sunRIZE

We are actively enrolling a pivotal Phase 3 clinical study (the “sunRIZE” study) of ersodetug for the treatment of hypoglycemia in participants with congenital HI, an ultra-rare pediatric genetic disorder characterized by excessive production of insulin by the pancreas. If untreated, the elevated insulin levels in patients suffering with congenital HI can induce extreme hypoglycemia (low blood sugar) events, increasing the risk of neurological and developmental complications, including persistent feeding problems, learning disabilities, recurrent seizures, brain damage or even death.

The sunRIZE study is a randomized, double-blind, placebo-controlled, parallel arm evaluation of ersodetug in participants 3 months of age and older with congenital HI who are not adequately responding to standard of care medical therapies. Specifically, the study is evaluating the safety and efficacy of ersodetug in participants who are unable to achieve control of low blood sugars (“hypoglycemia” [<70 mg/dL]). The study will determine the ability of ersodetug to correct hypoglycemia as assessed by (i) hypoglycemia events using self-monitored blood glucose (“SMBG”) and (ii) time in hypoglycemia using continuous glucose monitoring (“CGM”) over 24 weeks of treatment.

To date, we have been screening and enrolling participants outside the U.S. because the FDA had imposed an age restriction of 12 years of age and older on ersodetug clinical studies as well as dose level restrictions based on historical rat toxicology findings. On September 4, 2024, FDA lifted those restrictions and now the Company is conducting study start-up activities at sites in the U.S. in anticipation of enrolling U.S. participants in the sunRIZE study in the first part of 2025. Topline results from the study are anticipated to be available in the second half of calendar 2025.

The study will also measure the levels of ersodetug and its effects on other important blood and clinical markers of hypoglycemia, as well as quality of life measures. The primary and key secondary efficacy endpoints are the following:

Primary efficacy endpoint:

●	Change in average weekly occurrence of hypoglycemia events as measured by SMBG after 24 weeks

Key secondary efficacy endpoint:

●	Change in average daily percent time in hypoglycemia as measured by CGM after 24 weeks

Approximately 56 participants between 3 months and 45 years of age are intended to be enrolled. Participants between 1 and 45 years of age (approximately 48 participants) will be enrolled in a randomized, double-blind, placebo-controlled fashion to receive ersodetug or placebo at dose levels of 5 or 10 mg/kg while on standard of care. Infant participants between 3 months and 1 year of age (approximately 8 participants) will initially be enrolled in open-label fashion to receive ersodetug at a starting dose level of 5 mg/kg, which may be increased to 10 mg/kg at the discretion of the investigator. Thereafter, pending agreement by an independent Data Monitoring Committee, infant patients may be permitted to be enrolled into the randomized, controlled study. Participants will receive ersodetug as an intravenous infusion every 2 weeks over an initial 4-week loading period (3 doses), followed by monthly doses over an additional 16-week maintenance period (4 doses), for a total of 7 doses over the total 24-week treatment period. Following the study period, participants may proceed into an open-label extension program where investigators shall be permitted to: (i) adjust the dose between 5 and 10 mg/kg; (ii) adjust the dosing frequency between 2 and 4 weeks; and (iii) wean or stop other background hypoglycemia therapies.

In summary, the study will be comprised of the following treatment groups:

●	Participants ≥1 year old: 5 mg/kg (n = 16)
●	Participants ≥1 year old: 10 mg/kg (n = 16)
●	Participants ≥1 year old: placebo (n = 16)
●	Initial Infant Participants: starting at 5 mg/kg (n = 8)

Ersodetug for tumor HI

Tumor HI may be caused by two distinct types of tumors: neuroendocrine islet cell tumors (“ICTs”) and non-islet cell tumors (“NICTs”), both of which lead to hypoglycemia due to excessive activation of the insulin receptor. Insulinomas are the most common type of functional ICT and mediate hypoglycemia through excessive insulin production. NICTs are generally associated with relatively large, solid tumors such as hepatocellular carcinoma, fibrosarcoma and mesothelioma, and can cause hypoglycemia by producing and secreting insulin-like paraneoplastic substances such as IGF-2 or related variants that bind to and activate the insulin receptor. This form of hypoglycemia can occur in more than 15 different tumor types.

Current therapies for insulinomas and NICTs can be grouped into two main categories: (a) tumor-directed de-bulking therapies (e.g. surgery, chemotherapy, radiotherapy), which may indirectly and/or eventually lead to decreased levels of circulating insulin and/or insulin-like substances, and therefore control HI and related hypoglycemia; and/or (b) medical therapies that directly treat HI and the associated hypoglycemia. Tumor-directed therapies do not directly treat hypoglycemia caused by insulinomas or NICTs. In many cases, tumor-directed therapies are administered concurrently with medical therapies for hypoglycemia and in other cases successful treatment of hypoglycemia often enables the initiation and/or continuation of tumor-directed therapies, as indicated. During the period from diagnosis to surgical treatment, or if surgery is contraindicated or refused, medical treatments are often necessary to directly manage the HI and hypoglycemia induced by the tumor. Additionally, chronic medical management of refractory hypoglycemia is often necessary for patients who cannot be cured by surgery, such as those with extensive disease of the pancreas, multi-focal insulinomas, inoperable or unresectable benign or malignant insulinomas, metastatic insulinomas, non-pancreatic insulinomas, or NICT hypoglycemia resulting from a variety of other tumors.

A significant unmet need exists for treatment options with improved efficacy and tolerability as normalization of glucose levels is crucial to prevent serious signs and symptoms of hypoglycemia, improve patient quality of life and overall function, and even to ensure patients are fit to receive cancer treatment and to reduce mortality. Unfortunately, some patients are unresponsive to the current standard of care medical therapies for tumor HI and experience debilitating hypoglycemia that is otherwise untreatable. Currently available medical therapies are directed at reducing or eliminating insulin production and/or secretion from tumors, which may be challenging when the tumor is differentiated or dysregulated, and therefore not responding to usual control mechanisms for suppressing insulin production. In some cases, commonly utilized somatostatin analog therapies may even worsen hypoglycemia due to suppression of glucagon. Therefore, currently available medical therapies directed at suppressing insulin production may have limited effectiveness in tumor HI.

While we believe the total addressable market may be larger, the immediately addressable market for the combined indications causing tumor HI is estimated to be approximately 1,500 patients in the U.S. alone, including approximately 500 with islet cell tumor hypoglycemia (“ICTH”) and approximately 1,000 with non-islet cell tumor hypoglycemia (“NICTH”).

On August 5, 2024, we announced FDA clearance of our Investigational New Drug (“IND”) application for a Phase 3 registrational study of ersodetug for the treatment of hypoglycemia due to tumor HI. This is the second rare disease program with ersodetug in Phase 3 development. We are initiating start-up activities for the study, which will be primarily conducted in the U.S., and patient enrollment is planned to commence in the first half of calendar 2025.

The Phase 3 registrational study is a double-blind, randomized, placebo-controlled trial of 24 participants who have inadequately controlled hypoglycemia because of tumor HI. Eligible participants will be randomized in 1:1 fashion (12 per treatment arm) to receive ersodetug 9 mg/kg per week or matched placebo, as an add-on to standard of care. Up to 24 additional participants may be enrolled into an open-label arm, in participants whose hypoglycemia is being managed by IV glucose in a hospital setting. Following a 6-week pivotal treatment period, all participants may receive ersodetug in open-label extension. The primary endpoint is the change in Level 2 (moderate) and Level 3 (severe) hypoglycemia events by self-monitored blood glucose. Additional endpoints include overall hypoglycemia events, time in hypoglycemia by continuous glucose monitor, patient reported quality of life, hospitalizations, and change in glucose requirements (for open-label hospitalized participants).

Expanded Access Program

Ersodetug has been shown to counteract excessive insulin action downstream, at the insulin-receptor on target organs. The unique mechanism of action of ersodetug makes the therapy a potential universal treatment for any form of hyperinsulinism.

We maintain an EAP for a variety of HI indications for the purpose of making ersodetug available on a compassionate use basis when available therapeutic options have failed, and an individual’s hypoglycemia is unmanageable. In the fourth quarter of 2022, we received and approved an EAP request from Dr. Mary Elizabeth Patti, Director of the Hypoglycemia Clinic at the Harvard Medical School and Beth Israel Medical Center-affiliated Joslin Diabetes Center, for a patient with intractable hypoglycemia caused by a metastatic insulinoma. Dr. Patti received a single patient IND approval from the FDA's Office of Cardiology, Hematology, Endocrinology and Nephrology - Division of Diabetes, Lipid Disorders, and

Obesity (“Division”) to treat the patient with ersodetug. Dr. Patti reported that the patient safely achieved correction of hypoglycemia with ersodetug, enabling the patient to wean off continuous intravenous dextrose and several other medications for hypoglycemia, leave the hospital after a prolonged stay, and resume receiving concurrent treatment for his cancer with tumor-directed therapies. The patient remained on ersodetug for more than a year until he eventually passed away due to progression of his underlying malignant/metastatic insulinoma.

We have received and approved several additional requests to date for use of ersodetug in patients with tumor HI caused by metastatic insulinomas and other insulin secreting metastatic cancer (cervical). In the U.S., these requests have all been approved by the Division. These patients have been refractory to usual standard of care therapies for chronic management of hypoglycemia and required continuous high volume/concentration intravenous dextrose or nutritional infusion and were hospitalized and in life-threatening or hospice-bound condition because of uncontrollable hypoglycemia. Further treatment with tumor-directed therapies (e.g., embolization, radiotherapy, chemotherapy) was often deferred as a result of the debilitating hypoglycemia.

Generally, dosing for tumor HI patients has been either 6 mg/kg or 9 mg/kg every 1-2 weeks. In all cases to date, ersodetug has led to substantial improvement in hypoglycemia and has been well tolerated. Within a relatively short period of time after administration of ersodetug, continuous intravenous dextrose was discontinued or substantially reduced and hospitalized patients were able to be discharged and receive maintenance ersodetug doses on an outpatient basis, with durable benefit. In most cases, other background medical therapies for hypoglycemia were able to be weaned or stopped, and patients were able to resume tumor-directed therapies for treatment of their underlying cancer. Patients with metastatic tumor HI often have underlying hepatic injury (abnormal enzymes) at baseline due to hepatic metastases or previous tumor-directed treatments (e.g., partial liver resection or embolization). The patients with hepatic injury that have been treated under the EAP have not exhibited any indication of hepatic toxicity with the use of ersodetug.

RZ402

Our second clinical asset, RZ402, is an oral plasma kallikrein inhibitor (“PKI”) and potential therapy for the chronic treatment of diabetic macular edema (“DME”). DME is a vascular complication of diabetes and a leading cause of blindness in the U.S. and elsewhere. Chronic exposure to high blood sugar levels can lead to inflammation, cell damage, and the breakdown of blood vessel walls. Specifically, in DME, retinal blood vessels at the back of the eye become porous and permeable leading to the unwanted infiltration of fluid into the macula. This fluid leakage creates distorted vision, and if left untreated, blindness.

In May 2024, we completed a Phase 2 multi-center, randomized, double-masked, placebo-controlled, parallel arm study to evaluate the safety, efficacy, and pharmacokinetics of RZ402 administered as a monotherapy over a 12-week treatment period in participants with DME who are naïve to, or have received limited anti-VEGF injections. The study population was comprised of DME patients with mild to moderate non-proliferative diabetic retinopathy. Eligible participants were randomized equally, to one of three RZ402 active treatment arms at doses of 50, 200, and 400 mg, or a placebo control arm, to receive study drug once daily for 12 weeks, before completing a 4-week follow-up. The study enrolled 94 patients in the U.S. The study met both primary endpoints, demonstrating a significant reduction in central subfield thickness (“CST") in the study eye at all RZ402 dose levels compared to placebo (up to approximately 50 micron improvement), as well as good safety and tolerability. The program is available for partnering and we are actively engaged in conversations with potential partners to take RZ402 into further development.

Intellectual Property

Our success depends on an intellectual property portfolio that supports our future revenue streams and also erects barriers to our competitors. We are maintaining and building our patent portfolio through filing new patent applications; prosecuting existing applications; and licensing patents and patent applications. Furthermore, we seek to protect our ownership of know-how, trade secrets and trademarks through an active program of legal mechanisms including registrations, assignments, confidentiality agreements, material transfer agreements, research collaborations and licenses. While we have confidence in our agreements and security measures, either may be compromised, and we may not have adequate remedies. In addition, our trade secrets may otherwise become known or independently discovered by competitors.

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

As further described in the “XOMA License Agreement” section below, we hold a worldwide, exclusive license from XOMA to patents covering the ersodetug molecule, including 37 issued patents worldwide and in the U.S. (3 U.S.) and pending patent applications with claims directed to compositions of matter and methods of use in therapy. These patents expire between 2030 to 2036. We also are pursuing patent applications relating to formulations of the clinical product candidate. In addition, for certain of our product candidates we also expect to have further exclusivity in the form of data and marketing exclusivity under pharmaceutical regulatory laws, including for example, potentially up to 12 years of exclusivity from the date of first BLA approval of our product candidates.

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

There are other companies developing therapies for HI that are potential competitors to ersodetug, including, Amylyx Pharmaceuticals, Hanmi Pharmaceuticals, and Zealand Pharma.

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

Research and Development

We incurred approximately $55.7 million and $43.8 million in research and development expenses for the fiscal years ended June 30, 2024 and 2023, respectively. For further discussion of activities related to ersodetug and RZ402 product candidates, please refer to the discussion above. For further discussion of our research and development expenses, please refer to the discussion under the caption Results of Operations under Item 7 of this Annual Report.

Human Capital Management

Employees

As of June 30, 2024, we had 59 full time employees, of which 42 employees were engaged in research and development, manufacturing, clinical operations, regulatory and quality activities and 17 employees were engaged in administrative functions. Of the 59 employees, all were located in the United States. We have a number of employees who hold Ph.D. degrees and other advanced degrees. None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages nor are we aware of any employment circumstances that are likely to disrupt work at any of our facilities. As part of our measures to attract and retain personnel, we provide a number of benefits to our full-time employees, including health insurance, life insurance, retirement plans, paid holiday and vacation time. In addition, we grant stock options to certain key employees as an added incentive to remain in our employment. We believe that we maintain good relations with our employees.

Diversity and Inclusion

Diversity and inclusion are priorities for us. We believe that a rich culture of inclusion and diversity enables us to create, develop and fully leverage the strengths of our workforce. In furtherance of our commitment to inclusion and diversity, on May 30, 2023, we adopted an equity and inclusion policy.

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

Corporate Information

We were incorporated in Delaware in 2010, and we reincorporated in Nevada in June 2021. We maintain an executive office located at 275 Shoreline Drive, Suite 500, Redwood City, CA 94065 and our phone number is (650) 206-4507. Our website is located at www.rezolutebio.com. We file annual, quarterly, current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains our public filings and other information regarding the Company, at www.sec.gov. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated into this document.

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

Before obtaining approval from the government authorities or professional bodies with authority to grant regulatory approval for our drug candidates in a particular country, such as the European Medicines Agency (“EMA”), the Food and Drug Administration of the U.S. Department of Health and Human Services (“FDA”) and analogous authorities in other jurisdictions outside of the United States (“Regulatory Authorities”), we must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to the outcome. Any delays in the commencement or completion of our ongoing, planned or future clinical trials could significantly increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues. We do not know whether our planned trials will begin on time or at all, or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

●	Regulatory Authorities disagreeing as to the design or implementation of our clinical trials or with our recommended dose for any of our pipeline programs;
●	obtaining Regulatory Authority authorization to commence a trial or reaching a consensus with such Regulatory Authorities on trial design;
●	identifying and activating investigators and clinical trial sites to conduct trials;
●	obtaining approval from one or more independent institutional review boards (“IRB”) or Ethics Committee (“EC”) at each clinical trial site before each trial may be initiated;
●	IRBs/ECs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
●	changes to a clinical trial protocol;
●	clinical sites deviating from trial protocol or dropping out of a trial;
●	failing to manufacture or obtain sufficient quantities of drug candidate, or, if applicable, combination therapies for use in clinical trials;
●	patients failing to enroll or remain in our trial at the rate we expect, or failing to return for post-treatment follow-up;
●	patients choosing an alternative treatment, or participating in competing clinical trials;
●	lack of adequate funding to continue the clinical trial;
●	patients experiencing severe or unexpected drug-related adverse effects;
●	occurrence of serious adverse events in trials of the same class of agents conducted by other companies;
●	selecting or being required to use clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
●	a facility manufacturing our drug candidates, or any of their components, including without limitation, our own facilities being ordered by Regulatory Authorities to temporarily or permanently shut down due to violations of current good manufacture practices, regulations or other applicable requirements, or infections or cross-contaminations in the manufacturing process;
●	lack of stability of our clinical trial material or any quality issues that arise with the clinical trial material;

●	any changes to our manufacturing process that may be necessary or desired;
●	our, or our third-party contractors, not performing data collection or analysis in a timely or accurate manner or improperly disclosing data prematurely or otherwise in violation of a clinical trial protocol;
●	any third-party contractors becoming debarred or suspended or otherwise penalized by Regulatory Authorities or other government or regulatory bodies for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications;
●	a clinical trial being suspended or terminated by us, by the IRBs/ECs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by Regulatory Authorities, due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by Regulatory Authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using the product under investigation, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial; or
●	changes in regulatory requirements and policies and our need to amend clinical trial protocols to comply with these changes and potentially resubmit our clinical trial protocols to IRBs/ECs for reexamination.

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

Prior to the FDA’s lift of the partial clinical hold in September 2024, we initiated and are advancing the sunRIZE study outside of the U.S. The sunRIZE study may not produce positive results and meet its primary endpoint outside of the U.S. We may need to commence and complete additional clinical trials that satisfy the specified primary endpoint criteria in order to obtain necessary regulatory approvals from the EMA for ersodetug. Conducting clinical trials outside the U.S. also exposes us to additional risks, including risks associated with:

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

Even if we achieve positive clinical results and file for regulatory approval, we cannot commercialize any of our product candidates until the appropriate Regulatory Authorities have reviewed and approved the applications for such product candidates. We cannot provide assurance that the Regulatory Authorities will complete their review processes in a timely manner or that we will obtain regulatory approval for any product candidate we develop. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in Regulatory Authority policy during the period of product development, clinical studies and regulatory review.

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

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets, liabilities and net income during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results. GAAP is subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to interpret and create accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced. In general, changes to accounting rules or challenges to our interpretation or application of the rules by regulators may have a material adverse effect on our reported financial results or on the way we conduct business.

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

We incurred net losses of $68.5 million and $51.8 million for the fiscal years ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $329.4 million. Cash used in our operating activities amounted to $57.4 million and $44.5 million for the fiscal years ended June 30, 2024 and 2023, respectively. We expect that the amount of cash used in our operating activities will continue to increase for the next several years. As of June 30, 2024, we had cash and cash equivalents of $70.4 million and investments in marketable debt securities of $56.7 million that is expected to provide us with adequate capital resources to fund planned activities at least through the second quarter of calendar year 2026.

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

Federal and state laws impose substantial restrictions on the utilization of net operating loss (“NOL”) carryforwards in the event that certain ownership changes occur as defined in Section 382 of the Internal Revenue Code (“IRC”). Due to our financing activities, we experienced ownership changes that have resulted in significant limitations on the future use of our NOL carryforwards. As of June 30, 2024, we have US federal NOL carryforwards of approximately $171.7 million, of which $33.4 million will expire without any opportunity for utilization due to the limitations set forth in IRC Section 382. Assuming that further IRC Section 382 ownership changes do not occur, the remaining $138.3 million of NOL carryforwards consist of approximately (i) $38.0 million that never expire and are currently available to offset taxable income, (ii) $9.6 million that are currently available to offset taxable income but if not utilized will expire in 2031 through 2035, (iii) $11.7 million that becomes available through 2038 and that expire by June 30, 2038 if not utilized, and (iv) $79.0 million that never expire. With respect to $79.0 million of NOL carryforwards that never expire, this amount will become available in varying annual amounts for an aggregate of approximately $13.2 million through fiscal year 2038, and $1.2 million annually thereafter. It is possible that any future ownership changes could result in further limitations on the use of our NOL carryforwards or other tax attributes, which could adversely affect our future financial position, profitability and cash flows.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002 (“Section 404”), and the related rules of the SEC which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. Effective April 27, 2020, the SEC adopted amendments to the “accelerated filer” and “large accelerated filer” definitions in Rule 12b-2 under the Securities and Exchange Act of 1934. The amendments exclude from the “accelerated filer” and “large accelerated filer” definitions an issuer that is eligible to be a smaller reporting company and that had annual revenues of less than $100 million in the most recent fiscal year for which audited financial statements are available. We determined that our Company does not meet the accelerated or large accelerated filer definitions as of June 30, 2024. For so long as we remain a smaller reporting company and a non-accelerated filer, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies, including, but not limited to, not being required as a non-accelerated filer to comply with the auditor attestation requirements of Section 404(b). An independent assessment by our independent registered public accounting firm of the effectiveness of internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

After remediation of a material weakness identified during the fiscal quarter ended March 31, 2024, we have determined that our internal control over financial reporting was effective as of June 30, 2024. However, we cannot provide assurance that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remediate any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Our collection, use, processing, and cross-border transfer of personal information, including individually identifiable health information, is governed by restrictive regulations.

Our business is broadly regulated by U.S. and foreign regulatory authorities, and we must comply with all applicable rules and regulations concerning our use, processing, handling, maintenance, and protection of personal information. In the U.S., the Health Insurance Portability and Accountability Act (“HIPAA”) imposes requirements at the federal level relating to the privacy, security and transmission of individually identifiable health information, while individual states, such as California, have adopted privacy regulations restricting the use of personal information and providing individuals certain rights with respect to the collection and use of their data. Further, the collection and use of personal information in Europe is governed by the EU’s General Data Protection Regulation and the United Kingdom’s implementation of the same, or the GDPR. Failure to comply with the requirements of the GDPR and other applicable data protection laws of the EU member states and the United Kingdom, or other applicable privacy rules and regulations in other countries, may result in significant fines and other administrative penalties. We may be required to put in place additional mechanisms to comply with current and future privacy and data protection regulations applicable to our business. This may interrupt or delay our development activities and/or require us to change our business practices, which could adversely affect our business, financial condition, results of operations and prospects.

We could recognize losses on securities held in our marketable debt securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of June 30, 2024, the fair value of the investments in our marketable debt securities portfolio was approximately $56.7 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could result in credit-related loss and result in realized losses. The process for determining whether allowances are needed for credit-related losses usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

As of June 30, 2024, we had $79,000 in net unrealized losses in our marketable debt securities. Unrealized losses in our marketable debt securities portfolio may increase in the future due to the aforementioned economic factors. While our goal is to hold each security until maturity, that may not be possible in light of our policy to preserve capital and liquidity and because investment in securities with unrealized losses has a diminished utility as a source of liquidity prior to maturity. Selling securities with an unrealized loss would result in the realization of such losses, which could have an adverse effect on our financial condition and results of operations.

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

Although our patents may prevent others from making, using or selling similar products, they do not ensure that we will not infringe the patent rights of third parties. We may not be aware of all patents or patent applications that may impact our ability to make, use or sell any of our product candidates or proposed product candidates. For example, because we sometimes identify the mechanism of action or molecular target of a given product candidate after identifying its composition of matter and therapeutic use, we may not be aware until the mechanism or target is further elucidated that a third-party has an issued or pending patent claiming biological activities or targets that may cover our product candidate. U.S. patent applications filed after November 29, 2000 are confidential in the U.S. Patent and Trademark Office for the first 18 months after such applications’ earliest priority date, and patent offices in other countries often publish patent applications for the first time six months or more after filing. Furthermore, we may not be aware of published or granted conflicting patent rights. Any conflicts resulting from patent applications and patents of others could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection. If others obtain patents with conflicting claims, we may need to obtain licenses to these patents or to develop or obtain alternative technology.

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

The patent positions of biotechnology and pharmaceutical companies, including our own patent position, involve complex legal and factual questions, and, therefore, validity and enforceability cannot be predicted with certainty. Patents may be challenged, deemed unenforceable, invalidated or circumvented. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and patent scope can be reinterpreted by the courts after issuance. Moreover, many jurisdictions permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. We cannot predict whether the patent applications we are currently pursuing will be issued as patents in any particular jurisdiction or whether the claims of any patents, if issued, will provide sufficient protection from competitors. We and our licensors will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies, product candidates and any future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

●	we or our licensors were the first to make the inventions covered by each of our pending patent applications;
●	we or our licensors were the first to file patent applications for these inventions;
●	others will not independently develop similar or alternative technologies or duplicate any of our technologies;
●	any of our or our licensors’ pending patent applications will result in issued patents;
●	any of our or our licensors’ patents will be valid or enforceable;
●	any patents issued to us, or our licensors and collaborators will provide a basis for commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;
●	we will develop additional proprietary technologies or product candidates that are patentable; or
●	the patents of others will not have an adverse effect on our business.

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

Patents which prevent the manufacture or sale of our products may be issued to others. We may have to license those patents and pay significant fees or royalties to the owners of the patents in order to keep marketing our products. This would cause profits from any sales to suffer.

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

In addition to patent protection, we also rely on trade secrets, proprietary know-how and technological advances. We enter into confidentiality agreements with our employees and others, but these agreements may not be effective in protecting our proprietary information. Others may independently develop substantially equivalent proprietary information or obtain access to our know-how. Litigation, which is expensive, may be necessary to enforce or defend our patents or proprietary rights and may not end favorably for us. We may also choose to initiate litigation against other parties who we come to believe are infringing these patents. If such litigation is unsuccessful or if the patents are invalidated or canceled, we may have to write off the related intangible assets and such an event could significantly reduce our earnings. Any of our licenses, patents or other intellectual property may be challenged, invalidated, canceled, infringed or circumvented and may not provide any competitive advantage to us.

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

We expect to utilize various techniques such as non-deal road shows and investor relations campaigns in order to generate investor awareness. These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described. We may provide compensation to investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced by third parties based upon publicly-available information concerning us. We do not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods. Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control. In addition, investors may, from time to time, also take steps to encourage investor awareness through similar activities that may be undertaken at the expense of the investors. Investor awareness activities may also be suspended or discontinued, which may impact the trading market of our common stock.

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

Changes to tax laws (which changes may have retroactive application) could adversely affect us or the holders of our common stock. For example, for the fiscal year ended June 30, 2023, we became subject to Internal Revenue Code Section 174 that requires capitalization of the vast majority of research and development costs whereas under prior tax law substantially all of these costs were deductible in the year incurred. Section 174 provides that such newly-capitalized costs may be amortized and become deductible over a period of 5 years for U.S. based costs and 15 years for foreign- based costs.

It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws or regulations may be enacted under existing or new tax laws. This could result in an increase in our tax liability or require changes in our business in order to mitigate any adverse effects of changes in tax laws.

Item 1B. Unresolved Staff Comments.

Not required for smaller reporting companies.

Item 1C. Cybersecurity.

We have established processes for assessing, identifying and managing cybersecurity risks, which are built into our information technology function and are designed to safeguard our information assets and operations from internal and external cyber threats, including protecting employee and patient information from unauthorized access to or attacks on our networks and systems. These processes include physical, procedural and technical safeguards, response plans, regular tests on our systems, incident simulations and routine reviews of our policies and procedures to identify risks and enhance our practices. We also employ processes to identify material risks from cybersecurity threats associated with our use of third-party service providers.

We have engaged external parties, including risk management consultants and computer security firms, to enhance our cybersecurity oversight. In an effort to deter and detect cyber threats, we periodically provide training programs to our employees on issues related to privacy and data protection, cybersecurity risks, and the importance of reporting all incidents immediately. Topics include identifying phishing, password protection, securing confidential data, and mobile security. In addition, we use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs. We also perform annual vulnerability assessments, conducted by independent, third-party cybersecurity firms.

Additionally, as part of our overall risk mitigation strategy, the Company obtains certain insurance policies. However, such insurance may not be sufficient in type or amount to cover us fully against claims related to security breaches, cyber-attacks and other related breaches.

The Audit Committee of our Board of Directors provides direct cybersecurity risk oversight. Our management provides timely disclosure and related updates to the Audit Committee regarding potential cybersecurity threats, incidents and general risks.

Our management periodically evaluates information provided by its consultants on evolving cybersecurity risks and, based on its assessment of the processes the Company has put in place, does not believe there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations, or financial condition. Further, we have not had any cybersecurity incidents in 2024.

Item 2. Properties.

In April 2022, we entered into a lease for a new headquarters location at 275 Shoreline Drive, Suite 500, Redwood City California 94065. The leased space contains approximately 9,300 square feet of office space. The lease commenced in October 2022 and provides for average remaining monthly rent of approximately $53,000 through October 2027.

In November 2020, we entered into a lease in Bend, Oregon where the leased space consists of approximately 5,000 square feet of office space and provides for monthly rent of approximately $8,400 through the expiration date in February 2024. In October 2023, we entered into a lease extension for this space, which provides for monthly rent of approximately $9,000 through February 2027.

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

Holders

As of September 13, 2024, there were 261 holders of record of our common stock. We believe the number of beneficial owners of our common stock is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker “street names” for the benefit of individual investors.

Dividends

We have never paid cash dividends and intend to employ all available funds in the development of our business. We have no plans to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Presented below is information about our equity compensation plans as of June 30, 2024 (shares in thousands):

		Shares to be Issued Upon		Securities
	Plan	Exercise of Outstanding Options:		Available
	Termination	Number of	Weighted Average	For Future
	Date	Shares	Exercise Price	Issuance
Equity compensation plans approved by security holders:
2015 Non-Qualified Stock Option Plan	February 23, 2020	17	$19.86	—
2016 Non-Qualified Stock Option Plan	October 31, 2021	123	16.93	—
2021 Equity Incentive Plan	March 31, 2031	10,276	3.51	342
2022 Employee Stock Purchase Plan	Indefinite	—	—	500
Equity compensation plans not approved by security holders:
2019 Non-Qualified Stock Option Plan	July 31, 2029	200	14.50	—
Inducement Stock Option	January 23, 2029	275	1.02	—

Total		10,891	3.82	842

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

Executive Summary

Our priorities going into the second half of 2024 and first half of 2025 are to (i) complete enrollment of ex-U.S. participants in the sunRIZE study, (ii) initiate study start-up activities in the U.S. to enable U.S. participant enrollment in the sunRIZE study, and (iii) continue study start-up activities and begin enrollment for the Phase 3 registrational tumor HI clinical study.

Clinical Development

Our focus as a Company is advancing ersodetug in two Phase 3 clinical studies for congenital HI and tumor HI. To that end, we are actively enrolling the pivotal Phase 3 sunRIZE clinical study of ersodetug, which is a randomized, double-blind, placebo-controlled, parallel arm evaluation of ersodetug in participants with congenital HI who are not adequately responding to standard of care medical therapies. To date, in this study we have been screening and enrolling participants outside the U.S. because the U.S. FDA had imposed an age restriction of 12 years of age and older on ersodetug clinical studies as well as dose level restrictions based on historical rat toxicology findings. On September 4, 2024, FDA lifted those restrictions and authorized U.S. inclusion in the ongoing sunRIZE study. Currently, the Company is conducting study start-up activities at sites in the U.S. in anticipation of enrolling U.S. participants in the sunRIZE study in the first part of 2025. Topline results from the study are anticipated to be available in the second half of calendar 2025.

Additionally, we have begun study start-up activities for our Phase 3 registrational tumor HI clinical study which we anticipate to begin enrolling patients in the first half of calendar 2025.

RZ402

In May of 2024 we announced topline results from the Phase 2 proof-of-concept study of RZ402 in patients with DME, which met primary study endpoints, demonstrating a significant reduction in central subfield thickness in the Study Eye at all RZ402 dose levels compared to placebo (up to approximately a 50 micron improvement) and was safe and well-tolerated. The program is available for partnering and we are actively engaged in conversations with potential partners to take RZ402 into further development.

Recent Developments

Exchange Agreement. On March 8, 2024, we entered into a securities exchange agreement (the “Exchange Agreement”) with certain of our stockholders (the “Exchanging Shareholders”), whereby we purchased 3,000,000 shares of common stock representing approximately 7% of our outstanding shares with an aggregate fair value of $5,700,000 (the “Retired Shares”) from the Exchanging Shareholders. The Retired Shares were immediately cancelled whereby they will remain as authorized shares for future issuance in accordance with Nevada law. Consideration for the acquisition of the Retired Shares consisted of (i) a cash payment to the Exchanging Shareholders of $3,000, and (ii) the issuance of pre-funded warrants (the “Exchange PFWs”) to the Exchanging Shareholders with an estimated fair value of $5,697,000. The Exchange PFWs do not expire and were exercisable as of June 30, 2024 to purchase an aggregate of 3,000,000 shares of our outstanding common stock at an exercise price of $0.001 per share.

The Exchange PFWs required approval by our shareholders if the exercise of the Exchange PFWs resulted in aggregate beneficial ownership by the holders in excess of 19.99%. Even though the Exchange PFWs only entitled the holders to purchase 7% of our outstanding shares of common stock, the requirement to obtain shareholder approval for ownership in excess of 19.99% resulted in the treatment of the exchange PFWs as a warrant derivative liability of $5.7 million as of the issuance date. The fair value of this warrant derivative liability increased by approximately $2.9 million, for a total of $8.5 million as of May 13, 2024 when the Exchange PFWs were amended to permit equity classification. Accordingly, the derivative liability of $8.5 million was reclassified to shareholders’ equity on May 13, 2024.

2024 Underwritten Offering. On June 13, 2024, we entered into an underwriting agreement for the planned issuance and sale of equity securities in an underwritten public offering (the “2024 Underwritten Offering”). The 2024 Underwritten Offering provided for the issuance of (i) 11,250,000 shares of common stock at a price of $4.00 per share for gross proceeds of $45.0 million, and (ii) pre-funded warrants to purchase 3,750,000 shares of common stock at a public offering price of $3.999 per pre-funded warrant (the “2024 PFWs”) for gross proceeds of $15.0 million. The Company granted the underwriters a 30-day option to purchase up to an additional 2,250,000 shares of its common stock at a public offering price of $4.00 per share, less underwriting discounts of 6.0% of the gross proceeds. The underwriters’ option was partially exercised for 1,786,589 shares of common stock for gross proceeds of $7.1 million. Closing occurred on June 24, 2024, whereby the aggregate gross proceeds amounted to $67.1 million. The net proceeds of the 2024 Underwritten Offering amounted to approximately $62.6 million. In July 2024, we utilized approximately $59.7 million of the net proceeds from the 2024 Underwritten Offering to purchase investments in marketable debt securities with maturities that range from October 2024 through December 2025.

2024 Private Placement. In June 2024, we entered into a securities purchase agreement (the “2024 SPA”) with Handok, Inc. and one other investor relating to a private placement (the “2024 Private Placement”), pursuant to which we agreed to sell 1,500,000 shares of common stock at a purchase price of $4.00 per share. Closing of the 2024 Private Placement occurred in July 2024, whereby we received net proceeds of $6.0 million after deduction of underwriting discounts and other offering costs.

Factors Impacting our Results of Operations

We have not generated any meaningful revenues since our inception in March 2010. Over the last several years, we have conducted private placements and public offerings to raise additional capital, conducted pre-clinical and clinical trials, and conducted other research and development activities on our pipeline of product candidates.

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

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of (i) an allocable portion of our cash and share-based compensation and employee benefits related to personnel engaged in our administrative, finance, accounting, and executive functions, and (ii) an allocable portion of our facilities and overhead costs based on the personnel and other resources devoted to G&A activities. G&A expenses also include travel, legal, auditing, investor relations and other costs primarily related to our operations as a public company.

Interest and other income. Interest and other income consist primarily of interest income earned on marketable debt securities and temporary cash investments, amortization of investment premiums and accretion of investment discounts.

Loss from change in fair value of derivative liabilities. We recognize liabilities for financial instruments that are required to be accounted for as derivatives, as well as embedded derivatives in our debt agreements. Warrant and embedded derivative liabilities are adjusted to fair value at the end of each reporting period until the contracts are settled, expire, or otherwise meet the conditions for equity classification. We also recognize liabilities for embedded derivatives that arose in connection with our legacy debt agreement. Changes in fair value are reflected as gains and losses in our consolidated statements of operations.

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

Share-Based Compensation Expense

We measure the fair value of services received in exchange for grants of stock options based on the fair value of the award as of the grant date. We compute the fair value of stock options with time-based vesting using the Black-Scholes Merton (“BSM”) option-pricing model and recognize the cost of the equity awards over the period that services are provided to earn the award. For awards that contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized on a straight-line basis over the requisite service period as if the award was, in substance, a single award. We recognize the impact of forfeitures in the period that the forfeiture occurs, rather than estimating the number of awards that are not expected to vest in accounting for share-based compensation. For stock options that are voluntarily surrendered by employees, all unrecognized compensation is immediately recognized in the period the options are cancelled.

Loss from Change in Fair Value of Derivative Liabilities

We recognize warrant derivative liabilities based on assessment of the warrant’s specific terms and applicable authoritative guidance set forth by FASB in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments and meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of the end of each subsequent quarterly period while the warrants are outstanding. Liability classified warrants are valued using the BSM option-pricing model at issuance and for each reporting period when applicable. Changes in fair value are reflected as gains and losses in our consolidated statements of operations. We also recognize liabilities for embedded derivatives that arose in connection with a legacy debt agreement.

Results of Operations

Results of operations for the fiscal years ended June 30, 2024 and 2023 reflect net losses of approximately $68.5 million and $51.8 million, respectively. Our consolidated statements of operations for the fiscal years ended June 30, 2024 and 2023, along with the changes between fiscal years, are presented below (in thousands, except percentages):

			Changes
	2024	2023	Amount	Percent
Operating expenses:
Research and development:	$55,743	$43,813	$11,930	27%
General and administrative:	14,680	12,177	2,503	21%
Total operating expenses	70,423	55,990	14,433	26%
Operating loss	(70,423)	(55,990)	(14,433)	26%
Non-operating income (expense):
Interest and other income	4,870	4,208	662	16%
Loss from change in fair value of warrant derivative liability	(2,850)	—	(2,850)	100%
Loss from change in fair value of embedded derivative liability	(56)	(5)	(51)	1,020%
Total non-operating income, net	1,964	4,203	(2,239)	(53)%
Net loss	$(68,459)	$(51,787)	$(16,672)	32%

Presented below is a discussion of the key factors that resulted in changes in our results of operations for these periods.

Revenue. As a clinical stage company, we did not generate any revenue for the fiscal years ended June 30, 2024 and 2023. We are at an early stage of development and do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. We do not expect to be able to market any of our product candidates for several years.

Research and Development Expenses. R&D expenses for the fiscal years ended June 30, 2024 and 2023 were as follows (in thousands, except percentages):

			Increase
	2024	2023	Amount	Percent

Total R&D expenses	$55,743	$43,813	$11,930	27%

The increase of $11.9 million was primarily attributable to a net increase of $8.7 million in costs incurred for our two clinical candidate programs, of which the ersodetug program had an increase in spending of $10.9 million and the RZ402 program had a decrease in spending of $2.2 million.

The increase in ersodetug program costs of $10.9 million primarily was driven by (i) an increase of $3.9 million for higher spending on drug substance and drug product manufacturing and other development activities as we began manufacturing activities for process performance qualification activities, (ii) $5.0 million in milestone payments under our license agreement with XOMA due to the dosing of the first patient in a Phase 3 clinical study, (iii) a $1.3 million increase in other ersodetug costs incurred for toxicology studies to support the efforts to lift the FDA clinical hold and (iv) a $0.7 million increase in clinical trial costs due to the ongoing enrollment of patients in the Phase 3 clinical study. We did not incur any ersodetug milestone related costs during the fiscal year ended June 30, 2023.

The RZ402 program cost decrease of $2.2 million was primarily attributable to a $3.0 million decrease in milestone payments due under our license agreement with ActiveSite. In February 2023, we dosed the first patient in the RZ402 Phase 2 study, triggering a milestone payment due for $3.0 million to ActiveSite. There were no RZ402 related milestone costs incurred during the fiscal year ended June 30, 2024. A further decrease in manufacturing preclinical, toxicology and other related costs of $1.2 million resulted in a total decrease of $4.2 million in RZ402 costs. This $4.2 million decrease in RZ402 costs was partially offset by a $2.0 million increase in clinical operation costs related to the ongoing Phase 2 study, for which the final patients completed the protocol in April 2024.

In addition to the net increase of $8.7 million in our clinical candidate programs, we had an increase of $2.6 million in R&D compensation and benefits for our R&D workforce. Cash-based R&D compensation and benefits increased by $2.4 million from $11.7 million for the fiscal year ended June 30, 2023 to $14.1 million for the fiscal year ended June 30, 2024. This increase was primarily attributable to an increase in the average number of R&D employees from 36 to 42 and an increase in annual performance bonuses. R&D share-based compensation increased by $0.2 million from $3.2 million for the fiscal year ended June 30, 2023 to $3.4 million for the fiscal year ended June 30, 2024. This increase in share-based compensation was primarily attributable to stock options granted to R&D employees hired during the fiscal year ended June 30, 2024.

In addition to the increases in R&D compensation and benefits and our clinical programs noted above for the fiscal year ended June 30, 2024, an increase of approximately $0.6 million was incurred related to higher facilities costs and employee related travel costs allocable to R&D due to the increased headcount as noted above.

General and Administrative Expenses. G&A expenses for the fiscal years ended June 30, 2024 and 2023 were as follows (in thousands, except percentages):

			Increase
	2024	2023	Amount	Percent

Total G&A expenses	$14,680	$12,177	$2,503	21%

The increase in G&A expenses of $2.5 million for the fiscal year ended June 30, 2024 was primarily attributable to an increase in G&A compensation and benefits related to our administrative workforce of $1.2 million. Cash-based G&A compensation and benefits increased by $1.2 million from $3.8 million for the fiscal year ended June 30, 2023 to $5.0 million for the fiscal year ended June 30, 2024. This increase was attributable to an increase in the average number of G&A employees from 12 to 15 and an increase in compensation related to annual performance bonuses. Investor relations expenses and other G&A professional fees increased by $1.1 million from $2.4 million for the fiscal year ended June 30, 2023 to $3.5 million for the fiscal year ended June 30, 2024. This increase in investor relations expense and other G&A professional fees resulted from pre-commercial planning activities, post regulatory approval market approval planning and other professional fee increases.

In addition to the increases in G&A compensation and benefits and our other professional expenditures noted above for the fiscal year ended June 30, 2024, an increase of approximately $0.2 million was incurred related to higher facilities costs and employee related travel costs allocable to G&A due to the increased headcount as noted above.

Interest and other income. For the fiscal year ended June 30, 2024, we recognized $4.9 million of interest income compared to $4.2 million of interest income for the fiscal year ended June 30, 2023. This increase of $0.7 million was primarily due to our decision in January 2023 to invest an aggregate of approximately $115.0 million in marketable debt securities and an overnight money market mutual fund that provided for interest at a weighted average effective rate of approximately 5.0% for the fiscal year ended June 30, 2024. Even though we had substantially more funds available for investment during the first half of the fiscal year ended June 30, 2023, our effective interest rate was less than 2.0% compared to approximately 5.0% after we began investing in marketable debt securities in January 2023. This change in strategy occurred midway through the fiscal year ended June 30, 2023 whereby interest income was $1.2 million for the first half of the fiscal year and $3.0 million for the second half of the fiscal year.

Change in Fair Value of Warrant Derivative Liability. For the fiscal year ended June 30, 2024, we recognized a loss of $2.9 million during the period from March 8, 2024 through May 13, 2024 when the Exchange PFWs were classified as liabilities. This loss was due to an increase of $0.95 per share in our stock price, resulting in an increase in the fair value of the derivative liability that was recognized due to shareholder approval provision regarding ownership limitations that prohibited equity classification. This liability existed until May 13, 2024 when the Exchange PFW holders agreed to an amendment that eliminated this provision. Our stock price increased from $1.90 per share on March 8, 2024, to $2.85 per share on May 13, 2024 when the Exchange PFWs were modified. For the fiscal year ended June 30, 2023, the Company did not have any warrant derivative liabilities.

Income Taxes. For the fiscal years ended June 30, 2024 and 2023, we did not recognize any income tax benefit due to our net losses and our determination that a full valuation allowance was required for our deferred income tax assets.

Liquidity and Capital Resources

Short-term Liquidity Requirements

As of June 30, 2024, we had cash and cash equivalents of $70.4 million, investments in marketable debt securities $56.7 million for a total of $127.1 million. Working capital amounted to approximately $119.0 million as of June 30, 2024. We have incurred cumulative net losses of $329.4 million since our inception and as a clinical stage company we have not generated any meaningful revenue to date.

Accordingly, our primary source of liquidity has historically been from the completion of private placements and public offerings of our equity securities, as well as proceeds from the issuance of debt securities. For the fiscal years ended June 30, 2024 and 2023, we received net proceeds from the issuance of equity securities of $62.6 million and $11.6 million, respectively. The completion of equity financings between May 2022 and June 2024 is the primary source of total cash and cash equivalents and investments in marketable debt securities of $127.1 million as of June 30, 2024. In July 2024, we received net proceeds of approximately $6.0 million related to a private placement of 1.5 million shares of common stock. For further information about the key terms and results of our equity financing activities completed in the fourth quarter of fiscal year 2024 and the first quarter of fiscal year 2025, please refer to the discussion above under the caption Recent Developments.

Expected cash payments related to our existing contractual obligations for the fiscal year ending June 30, 2025 include approximately (i) $0.7 million under our operating lease agreements, and (ii) a milestone payment to XOMA of $5.0 million that will become due upon dosing of the last patient in our Phase 3 clinical trial for ersodetug. Due to uncertainties in the timing associated with clinical trial activities, it is possible that the milestone payment due upon dosing of the last patient could be delayed beyond June 30, 2025.

Based on our cash, cash equivalents and marketable debt security investments totaling $127.1 million as of June 30, 2024, plus the July 2024 private placement proceeds of $6.0 million, we believe we have adequate capital resources to meet all of our contractual obligations and conduct all planned activities to advance our clinical trials at least through the second quarter of calendar year 2026.

Long-term Liquidity Requirements

Our most significant long-term contractual obligations consist of additional clinical and regulatory milestone payments up to $30.0 million payable to XOMA and additional milestone payments up to $25.0 million payable to ActiveSite. Of this total, we expect that $5.0 million will be payable to XOMA during the fiscal year ending June 30, 2025 as discussed above under the caption Short-term Liquidity Requirements. The remaining $50.0 million is considered a long-term liquidity requirement. Due to uncertainties in the timing associated with clinical trial activities and regulatory approvals, there is even greater uncertainty in forecasting the timing of future clinical and regulatory milestone payments to XOMA and ActiveSite that may be required during the fiscal year ending June 30, 2026 and thereafter.

In addition to the clinical and regulatory milestone payments discussed above, upon the future commercialization of ersodetug and RZ402 we will be obligated to pay additional milestone payments and royalties based on the net sales of the related products and alternative indication regulatory approvals to XOMA and ActiveSite for up to an additional $202.5 million. These future milestones include $185.0 million in potential payments to XOMA and $17.5 million to ActiveSite for various sales-based milestones and alternative indication regulatory approvals. No assurance can be provided that commercialization will ever be achieved for either ersodetug or RZ402, whereby none of these future payments may ever be required.

In addition to our licensing obligations, we also have long-term contractual obligations under existing operating lease agreements ranging between approximately $0.2 million to $0.8 million for each of the fiscal years ending June 30, 2026 through 2028. Based on our current forecast, we expect that our existing capital resources will be sufficient to fund our contractual obligations and conduct all planned activities to advance our clinical trials at least through the second quarter of calendar year 2026. Therefore, we will need to obtain additional equity or debt financing in order to fund all of our long-term liquidity requirements.

Presented below is additional discussion about the ongoing requirements pursuant to our license agreements with XOMA and ActiveSite, along with additional information about our ongoing financing activities that impacted our liquidity and capital resources for the fiscal year ended June 30, 2024.

XOMA License Agreement

In December 2017, we entered into a license agreement (“XOMA License Agreement”) with XOMA through its wholly-owned subsidiary, XOMA (U.S.) LLC, pursuant to which XOMA granted an exclusive global license to develop and commercialize XOMA 358 (formerly X358 or RZ358, now ersodetug) for all indications. In January 2019, the XOMA License Agreement was amended with an updated payment schedule, as well as revisions to the amount we were required to expend on development of ersodetug and related licensed products, and revised provisions with respect to our diligence efforts in conducting clinical studies.

Upon the achievement of certain clinical and regulatory events, we will be required to make up to $37.0 million in aggregate milestone payments to XOMA. Milestone payments made to date include a $2.0 million payment in January 2022 for the enrollment of the last patient of the Phase 2 clinical study and $5.0 million paid in May 2024 related to the first patient enrollment in a Phase 3 study. We record a liability for milestone payments in our financial statements on the date that we achieve the milestone event. The next milestone payment of $5.0 million will be due upon the enrollment of the last patient in a Phase 3 study, which we believe will occur in the next twelve months. Additionally, upon the future commercialization of ersodetug, we will be required to pay royalties to XOMA based on the net sales of the related products, and milestone payments up to an additional $185.0 million if future annual sales related to ersodetug exceed targets ranging from $100.0 million to $1.0 billion. Through June 30, 2024, no events have occurred that would result in the requirement to make additional milestone payments, and no royalties have been incurred.

ActiveSite License Agreement

In August 2017, we entered into a Development and License Agreement with ActiveSite (“ActiveSite License Agreement”) pursuant to which we acquired the rights to ActiveSite’s PKI portfolio. We are planning to use the PKI Program to develop, file, manufacture, market and sell products for diabetic macular edema and other therapeutic indications. The ActiveSite License Agreement requires various milestone payments ranging from $1.0 million to $10.0 million when milestone events occur, up to an aggregate of $46.5 million of aggregate milestone payments. The first milestone payment for $1.0 million was paid in December 2020 after completion of preclinical work and submission of an IND to the FDA for RZ402. The second milestone payment for $3.0 million became due upon dosing of the first patient in a Phase 2 study in February 2023. Remaining milestone payments under the ActiveSite License Agreement for various clinical and regulatory milestones amount to $25.0 million and milestones after commercial success or alternative indication approvals amount to $17.5 million. We will also be required to pay royalties equal to 2.0% of any sales of products that use the PKI Program. Through June 30, 2024, no events have occurred that would result in the requirement to make additional milestone payments and no royalties have been incurred.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the fiscal years ended June 30, 2024 and 2023 (in thousands):

	2024	2023	Change
Net cash provided by (used in):
Operating activities	$(57,368)	$(44,481)	$(12,887)
Investing activities	48,699	(101,464)	150,163
Financing activities	63,029	11,571	51,458

Cash Flows Used in Operating Activities

For the fiscal years ended June 30, 2024 and 2023, cash flows used in operating activities amounted to $57.4 million and $44.5 million, respectively. The key components in the calculation of our cash used in operating activities are as follows (in thousands):

	2024	2023	Change

Net loss	$(68,459)	$(51,787)	$(16,672)
Non-cash expenses	10,828	7,655	3,173
Accretion of discounts and amortization of premiums on marketable debt securities, net	(2,837)	(1,370)	(1,467)
Changes in operating assets and liabilities, net	3,100	1,021	2,079
Total	$(57,368)	$(44,481)	$(12,887)

For the fiscal year ended June 30, 2024, our net loss was $68.5 million compared to $51.8 million for the fiscal year ended June 30, 2023. For further discussion about changes in our operating results for the fiscal years ended June 30, 2024 and 2023, please refer to Results of Operations above.

For the fiscal year ended June 30, 2024, our non-cash expenses of $10.8 million primarily consisted of share-based compensation expense of $7.4 million, a loss from change in the fair value of the warrant derivative liability of $2.9 million, and non-cash lease expense of $0.5 million. For the fiscal year ended June 30, 2023, our non-cash expenses of $7.7 million primarily consisted of share-based compensation expense of $7.3 million and non-cash lease expense of $0.4 million.

For the fiscal year ended June 30, 2024, non-cash gains consisted of the net impact of accreting discounts and amortizing premiums on investments in marketable debt securities of $2.8 million. For the fiscal year ended June 30, 2023, non-cash gains consisted of the net impact of accreting discounts and amortizing premiums on investments in marketable debt securities of $1.4 million.

For the fiscal year ended June 30, 2024, net changes in operating assets and liabilities increased operating cash flow by $3.1 million, primarily driven by an increase accounts payable and other accrued liabilities of $3.2 million, partially offset by an increase in prepaid expenses and other assets of $0.1 million associated with prepayments for clinical trials and manufacturing activities. For the fiscal year ended June 30, 2023, net changes in operating assets and liabilities increased operating cash flow by $1.0 million, primarily driven by an increase accounts payable and other accrued liabilities of $2.3 million, partially offset by an increase in prepaid expenses and other assets of $1.3 million associated with prepayments for clinical trials and manufacturing activities.

Cash Flows Provided by (Used in) Investing Activities

For the fiscal year ended June 30, 2024, net cash provided by investing activities amounted to $48.7 million, primarily related to the proceeds from maturities of marketable debt securities of $115.1 million, partially offset by cash outflows used in to purchase marketable debt securities of $66.4 million. For the fiscal year ended June 30, 2023, our net cash utilized in investing activities amounted to $101.5 million, primarily related to the purchase of $107.3 million of marketable debt securities, partially offset by cash proceeds of $6.0 million of resulting from maturities of marketable debt securities. Additionally, for the fiscal year ended June 30, 2023, our investing activities used $0.2 million for the purchase of furniture and equipment primarily for use in our new office location in Redwood City, California.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the fiscal year ended June 30, 2024 amounted to $63.0 million. This amount consisted of proceeds of $67.1 million from the 2024 Underwritten Offering. The total proceeds from the 2024 Public Underwritten Offering of $67.1 million were partially offset by underwriter discounts of $4.0 million related to this offering and other offering costs of $0.3 million. For the fiscal year ended June 30, 2024, we also received proceeds of $0.2 million from the exercise of employee stock options to purchase approximately 82,000 shares of common stock.

Net cash provided by financing activities for the fiscal year ended June 30, 2023 amounted to $11.6 million. This amount consisted of gross proceeds of $12.3 million received from the 2022 Private Placement. The total proceeds from the 2022 Private Placement of $12.3 million were received in July 2022 and were partially offset by payments of $0.8 million for underwriting commissions and other costs related to this offering.

Off-Balance Sheet Arrangements

During the fiscal years ended June 30, 2024 and 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 1 to our consolidated financial statements included in Item 8 of this Annual Report regarding the impact of certain accounting pronouncements on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

Page
Reports of Independent Registered Public Accounting Firms (Grant Thornton, LLP; Newport Beach, California; PCAOB ID: 248) (Plante & Moran, PLLC; Cleveland, Ohio; PCAOB ID: 166)	32

Financial Statements:

Consolidated balance sheets as of June 30, 2024 and 2023	34

Consolidated statements of operations and comprehensive loss for the fiscal years ended June 30, 2024 and 2023	35

Consolidated statements of shareholders’ equity for the fiscal years ended June 30, 2024 and 2023	36

Consolidated statements of cash flows for the fiscal years ended June 30, 2024 and 2023	37

Notes to consolidated financial statements	39

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Rezolute, Inc. and subsidiaries

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Rezolute, Inc. and subsidiaries (the “Company”) as of June 30, 2024, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the year ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2024.

Newport Beach, California

September 19, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Rezolute, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Rezolute, Inc. (the “Company”) as of June 30, 2023, the related statement of operations, shareholders' equity, and cash flows for year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Plante & Moran, PLLC

We served as the Company’s auditor from 2013 to 2024.

Cleveland, Ohio

September 14, 2023

REZOLUTE, INC.

Consolidated Balance Sheets

June 30, 2024 and 2023

(In Thousands, Except Per Share Amounts)

	2024	2023
Assets
Current assets:
Cash and cash equivalents	$70,396	$16,036
Investments in marketable debt securities	56,478	85,860
Prepaid expenses and other	1,779	3,014
Total current assets	128,653	104,910

Long-term assets:
Right-of-use assets	1,880	2,054
Deposits and other	1,838	148
Investments in marketable debt securities	263	16,470
Property and equipment, net	103	139
Total assets	$132,737	$123,721

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$4,901	$3,269
Accrued liabilities:
Accrued clinical and other	2,325	507
Compensation and benefits	1,812	883
Current portion of operating lease liabilities	568	541
Total current liabilities	9,606	5,200

Long-term liabilities:
Operating lease liabilities, net of current portion	1,660	1,937
Embedded derivative liability	468	412
Total liabilities	11,734	7,549

Commitments and contingencies (Notes 5, 10 and 11)

Shareholders' equity:
Preferred stock, $0.001 par value; 400 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000 shares authorized; issued and outstanding 53,246 and 36,827 shares as of June 30, 2024 and 2023, respectively	53	37
Additional paid-in capital	450,473	377,471
Accumulated other comprehensive loss	(79)	(351)
Accumulated deficit	(329,444)	(260,985)
Total shareholders’ equity	121,003	116,172
Total liabilities and shareholders’ equity	$132,737	$123,721

The accompanying notes are an integral part of these consolidated financial statements.

REZOLUTE, INC.

Consolidated Statements of Operations and Comprehensive Loss

For the Fiscal Years Ended June 30, 2024 and 2023

(In Thousands, Except Per Share Amounts)

	2024	2023
Operating expenses:
Research and development	$55,743	$43,813
General and administrative	14,680	12,177
Total operating expenses	70,423	55,990
Operating loss	(70,423)	(55,990)
Non-operating income (expense):
Interest and other income, net	4,870	4,208
Loss from change in fair value of warrant derivative liability	(2,850)	—
Loss from change in fair value of embedded derivative liability	(56)	(5)
Total non-operating income, net	1,964	4,203

Net loss	(68,459)	(51,787)

Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	272	(351)

Comprehensive loss	$(68,187)	$(52,138)

Net loss per common share:
Basic and diluted	$(1.33)	$(1.01)

Weighted average number of common shares outstanding:
Basic and diluted	51,465	51,187

The accompanying notes are an integral part of these consolidated financial statements.

REZOLUTE, INC.

Consolidated Statements of Shareholders’ Equity

For the Fiscal Years Ended June 30, 2024 and 2023

(In Thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances, June 30, 2022	33,582	$34	$358,635	$—	$(209,198)	$149,471
Gross proceeds from issuance of common stock for cash in 2022 Private Placement	3,245	3	12,327	—	—	12,330
Underwriting commissions and other equity offering costs	—	—	(759)	—	—	(759)
Share-based compensation	—	—	7,268	—	—	7,268
Net change in accumulated other comprehensive loss	—	—	—	(351)	—	(351)
Net loss	—	—	—	—	(51,787)	(51,787)
Balances, June 30, 2023	36,827	37	377,471	(351)	(260,985)	116,172

Proceeds from issuance of equity securities in 2024 Underwritten Offering, net of underwriting discounts
Common stock	13,037	13	49,004	—	—	49,017
2024 Pre-Funded Warrants	—	—	14,096	—	—	14,096
Other equity offering costs	—	—	(548)	—	—	(548)
Issuance of common stock upon exercise of stock options	82	—	246	—	—	246
Share-based compensation	—	—	7,360	—	—	7,360
Cashless exercise of pre-funded warrants	6,300	6	(6)	—	—	—
Acquisition and retirement of treasury shares pursuant to Exchange Agreement	(3,000)	(3)	(5,697)	—	—	(5,700)
Reclassification of warrant derivative liability to equity	—	—	8,547	—	—	8,547
Net change in accumulated other comprehensive loss	—	—	—	272	—	272
Net loss	—	—	—	—	(68,459)	(68,459)
Balances, June 30, 2024	53,246	$53	$450,473	$(79)	$(329,444)	$121,003

The accompanying notes are an integral part of these consolidated financial statements.

REZOLUTE, INC.

Consolidated Statements of Cash Flows

For the Fiscal Years Ended June 30, 2024 and 2023

(In Thousands)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(68,459)	$(51,787)
Share-based compensation expense	7,360	7,268
Loss from change in fair value of warrant derivative liability	2,850	—
Loss from change in fair value of embedded derivative liability	56	5
Non-cash lease expense	526	352
Accretion of discounts and amortization of premiums on marketable debt securities, net	(2,837)	(1,370)
Depreciation expense	36	30
Changes in operating assets and liabilities:
Increase in prepaid expenses, deposits, and other assets	(129)	(1,320)
Increase in accounts payable	1,083	2,136
Increase in accrued liabilities	2,146	205
Net Cash Used in Operating Activities	(57,368)	(44,481)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable debt securities	(66,401)	(107,311)
Proceeds from maturities of marketable debt securities	115,100	6,000
Purchase of property and equipment	—	(153)
Total Cash Provided by (Used in) Investing Activities	48,699	(101,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	234	—
Net cash payment pursuant to Exchange Agreement	(3)	—
Proceeds from issuance of equity securities in 2024 Underwritten Offering, net of underwriting discounts
Issuance of common stock	49,017	—
Issuance of pre-funded warrants	14,096	—
Gross proceeds from issuance of common stock in 2022 Private Placement	—	12,330
Payment of commissions and other deferred offering costs	(315)	(759)
Net Cash Provided by Financing Activities	63,029	11,571

Net increase (decrease) in cash and cash equivalents	54,360	(134,374)
Cash and cash equivalents at beginning of fiscal year	16,036	150,410
Cash and cash equivalents at end of fiscal year	$70,396	$16,036

The accompanying notes are an integral part of these consolidated financial statements.

REZOLUTE, INC.

Consolidated Statements of Cash Flows, Continued

For the Fiscal Years Ended June 30, 2024 and 2023

(In Thousands)

	2024	2023
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—
Cash paid for amounts included in the measurement of operating lease liabilities	728	215
Operating lease liabilities incurred in exchange for right-of-use assets	352	2,204

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of treasury shares in exchange for pre-funded warrant derivative liability	$5,697	$—
Receivable from exercise of stock options	12	—
Payables for offering costs charged to additional paid-in capital	548	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 — NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Rezolute, Inc. (the “Company”) is a late-stage rare disease company focused on significantly improving outcomes for individuals with hypoglycemia caused by hyperinsulinism. The Company’s primary clinical assets consist of (i) ersodetug (formerly known as RZ358), which is a potential treatment for all forms of hyperinsulinism, including congenital hyperinsulinism, an ultra-rare pediatric genetic disorder characterized by excessive production of insulin by the pancreas, and (ii) RZ402, which is an oral plasma kallikrein inhibitor (“PKI”) being developed as a potential therapy for the chronic treatment of diabetic macular edema.

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

Comprehensive income (loss) is defined as net income (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under GAAP are reported as separate components of shareholders’ equity instead of net income (loss). For the fiscal years ended June 30, 2024 and 2023, components of comprehensive loss included the Company’s net loss and unrealized gains (losses) on investments in marketable debt securities.

The Company’s Chief Executive Officer also serves as the Company’s chief operating decision maker for purposes of allocating resources and assessing performance based on financial information of the Company. Since its inception, the Company has determined that its activities as a clinical stage biopharmaceutical company are classified as a single reportable operating segment.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, determination if an allowance for credit losses is required or if other than temporary impairment exists for marketable debt securities, fair value of an derivative liabilities, fair value of share-based payments, management’s assessment of going concern, and estimates related to clinical trial accrued liabilities. Actual results could differ from those estimates.

Risks and Uncertainties

The Company's operations may be subject to significant risks and uncertainties including financial, operational, regulatory and other risks associated with a clinical stage company, including the potential risk of business failure discussed in Note 2.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less that are freely available for the Company’s immediate and general business use are classified as cash and cash equivalents. Cash and cash equivalents consist primarily of demand deposits with financial institutions, money market funds and corporate commercial paper purchased with a maturity of three months or less.

Investments in Marketable Debt Securities

Under the investment policy approved by the Company’s Board of Directors, eligible investments in fixed income debt securities must be denominated and payable in U.S. dollars, including eligible corporate bonds, corporate commercial paper, U.S. government obligations, and money market funds. This investment policy only permits investments in the debt securities of issuers that meet stringent credit quality ratings on the date of the investment. The investment policy also places restrictions on the length of maturities and concentrations by type and issuer. The Company’s investments are issued by issuers that management believes are of high credit quality. However, all issuers are exposed to credit risk in the event of default. The Company classifies investments in marketable debt securities that mature in less than one year as short-term assets. For investments that mature in more than one year, the investments are classified as long-term assets unless management intends to liquidate the investments to fund current operations before the scheduled maturity dates.

The Company accounts for all of its investments in marketable debt securities as available-for-sale securities whereby they are recorded in the consolidated balance sheet at fair value. Interest income is recognized in the consolidated statement of operations, consisting of accrued interest earned based on the coupon rate of the security, plus the impact of accreting discounts and amortizing premiums to maturity using the straight-line method which approximates the interest method. Unrealized gains and losses due to subsequent changes in fair value of the investments are reported in shareholders’ equity as a component of accumulated other comprehensive income (loss). The Company reviews the components of its portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below amortized cost have resulted from a credit-related loss or other factors. If declines in fair value below amortized costs are due to the deterioration of an issuer’s credit quality, the Company is required to record an allowance for credit losses related to such investments with a corresponding loss recognized in the consolidated statements of operations. Allowances for credit losses may be reversed in subsequent periods if conditions improve and credit-related losses are no longer expected. For declines in fair value that are solely due to changes in interest rates, impairment is not recognized if the Company has the ability and intent to hold the investment until maturity.

Prepaid Expenses and Other

Prepaid expenses and other includes nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities. These advance payments are deferred and recognized as expenses in the period that the related goods are delivered, or services are performed.

Leases

The Company determines if an arrangement includes a lease as of the date an agreement is entered into. Operating leases are included in right-of-use (“ROU”) assets and operating lease liabilities in the Company's consolidated balance sheets. ROU assets and operating lease liabilities are initially recognized based on the present value of the future minimum lease payments at the commencement date of the lease. The Company generally uses its incremental borrowing rate based on the information available at the lease commencement date to determine the discount rate used to compute the present value of future payments. The Company's leases may include options to extend or terminate the lease; these options are included in the calculation of ROU assets and operating lease liabilities when it is reasonably certain that the Company will exercise the options. Lease expense is recognized on a straight-line basis over the lease term. The Company has elected not to apply the recognition requirements for short-term leases. For lease agreements with lease and non-lease components, the Company generally accounts for them separately.

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

Share-Based Compensation

The Company measures the fair value of employee and director services received in exchange for grants of stock options and other equity awards granted, based on the fair value of the award as of the grant date. The Company computes the fair value of stock options using the Black-Scholes-Merton (“BSM”) option pricing model and recognizes the value of the equity awards over the period that services are provided to earn the award, usually the vesting period. For awards granted which contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized as an expense on a straight-line basis over the requisite service period as if the award was, in substance, a single award. The Company recognizes the impact of forfeitures in the period that the forfeiture occurs, rather than estimating the number of awards that are not expected to vest in accounting for share-based compensation. For stock options that are voluntarily surrendered by employees, all unrecognized compensation is immediately recognized in the period the options are cancelled.

Embedded Derivatives

When the Company enters into a financial instrument such as a debt or equity agreement (the “Host Contract”), the Company assesses whether the economic characteristics of any embedded features would meet the definition of a derivative instrument, and whether such features are considered clearly and closely related to the primary economic characteristics of the Host Contract. When it is determined that (i) an embedded feature possesses economic characteristics that are not clearly and closely related to the primary economic characteristics of the Host Contract, and (ii) a separate, stand-alone instrument with the same terms would meet the definition of a financial derivative instrument and cannot be classified in shareholders’ equity, then the embedded feature is bifurcated from the Host Contract and accounted for as a derivative liability. The estimated fair value of the derivative feature is recorded separately from the carrying value of the Host Contract, with subsequent changes in the estimated fair value recorded as a non-operating gain or loss in the Company’s consolidated statements of operations.

Fair Value of Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance set forth by the Financial Accounting Standards Board (“FASB”) in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the

Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and during each subsequent quarterly period while the warrants are outstanding. Liability-classified warrants are valued using the BSM option-pricing model at issuance, and for each subsequent reporting period.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities that are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are in effect when the differences are expected to be recovered or settled. Realization of deferred income tax assets is dependent upon future taxable income. A valuation allowance is recognized if it is more likely than not that some portion or all of a deferred income tax asset will not be realized based on the weight of available evidence, including expected future earnings.

The Company recognizes uncertain tax position in its financial statements when it concludes that a tax position is more likely than not to be sustained upon examination based solely on its technical merits. Only after a tax position passes the first step of recognition will measurement be required. Under the measurement step, the tax benefit is computed as the largest amount of benefit that is more likely than not to be realized upon effective settlement. This calculation is determined on a cumulative probability basis. The full impact of any change in recognition or measurement is reflected in the period in which such change occurs. Interest and penalties related to income taxes will be recognized as a component of income tax expense.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock and pre-funded warrants that are accounted for as equity instruments. Common shares associated with pre-funded warrants are included in the computation of both basic and diluted net loss per share since the exercise price is negligible and all of the pre-funded warrants are fully vested and exercisable. To the extent dilutive, during periods in which pre-funded warrants are accounted for as derivative liabilities, the calculation of diluted net loss per share will be further adjusted to eliminate gains on changes in the fair value of such pre-funded warrants, and the related pre-funded warrant shares will be included in the weighted average number of shares outstanding.

Diluted net loss per share is computed using the treasury stock method by further giving effect to all potential shares of common stock, including stock options and warrants, to the extent dilutive.

For participating warrants that are entitled to participate in dividends declared to holders of shares of common stock, the Company applies the two-class method of allocating earnings if the impact of including the participating warrants is dilutive for the calculation of both basic and diluted net loss per share.

Treasury Shares

The Company accounts for purchases of treasury shares under the cost method.  In accordance with Nevada law, acquired treasury shares may be retired by the Company. Upon retirement, the treasury shares are no longer accounted for as issued and outstanding.

Recent Accounting Pronouncements

Recently Adopted Accounting Standard. The following accounting standard was adopted in the fiscal year ended June 30, 2024:

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the guidance on the impairment of financial instruments. This update adds an impairment model (known as the current expected credit losses model) that is based on expected losses rather than incurred losses. Under the expected credit loss model, if declines in fair value below amortized costs are due to the deterioration of an issuer’s credit quality, the Company is required to record an allowance for credit losses related to such investments with a corresponding loss recognized in the consolidated statements of operations. Allowances for credit losses may be reversed in subsequent periods if conditions improve and credit-related losses are no longer expected. For declines in fair value that are solely due to changes in interest rates, impairment is not recognized if the Company has the ability and intent to hold the investment until maturity. Effective as of July 1, 2023, the Company implemented the guidance in ASU 2016-13. The adoption of ASU 2016-13 did not have any impact on the accompanying consolidated financial statements.

Standard Required to be Adopted in Future Periods. The following accounting standard has not yet been adopted by the Company:

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures”. ASU 2023-09 requires disclosure of additional income tax information, primarily related to the rate reconciliation and income taxes paid. This ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Management has not determined the timing for adoption of this standard.

The adoption of ASU 2023-09 and other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not currently expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 2 — LIQUIDITY

The Company is in the clinical stage and has not yet generated any revenues. For the fiscal year ended June 30, 2024, the Company incurred a net loss of $68.5 million and net cash used in operating activities amounted to $57.4 million. As of June 30, 2024, the Company had an accumulated deficit of $329.4 million, and the Company’s capital resources consisted of cash and cash equivalents of $70.4 million and in marketable debt securities totaling $56.7 million.

As discussed in Note 7, the Company completed the 2024 Underwritten Offering in June 2024 that resulted in the issuance of approximately 13.0 million shares of common stock and 3.8 million prefunded warrants for net proceeds of $62.6 million after underwriting discounts and other offering costs.

As of June 30, 2024, the Company had total liabilities of $11.7 million, including total current liabilities of $9.6 million. As discussed in Note 5, the Company is subject to license agreements that provide for future contractual payments upon achievement of various milestone events. Pursuant to the XOMA License Agreement (as defined below), a $5.0 million milestone payment will be due upon dosing of the last patient in a Phase 3 clinical trial for ersodetug. The commitment to pay the last patient dosing milestone of $5.0 million for the ersodetug Phase 3 clinical trial is expected to be recognized as a liability within 12 months.

As discussed in Note 15, in July 2024 the Company received net proceeds of approximately $6.0 million related to a private placement of 1.5 million shares of common stock.

Management believes the Company’s cash and cash equivalents, investments in marketable debt securities, and additional proceeds from the July 2024 private placement, will be adequate to meet the Company’s contractual obligations and carry out ongoing clinical trials and other planned activities through September 2025, at a minimum.

NOTE 3 — INVESTMENTS IN MARKETABLE DEBT SECURITIES

Investments in marketable debt securities are classified as follows in the consolidated balance sheets as of June 30, 2024 and 2023 (in thousands):

	2024	2023
Short-term investments	$56,478	$85,860
Long-term investments	263	16,470
Total investments	$56,741	$102,330

The Company only invests in liquid, high quality debt securities. Nonetheless, all of these investments are subject to interest rate and credit risk that may result in fluctuations in the fair value of the investments. To minimize the exposure due to an adverse shift in interest rates, the Company generally invests in securities with expected maturities of two years or less while maintaining a weighted average maturity of one year or less. As of June 30, 2024 investments in marketable debt securities with an aggregate fair value of $56.5 million are scheduled to mature during the 12-month period ending June 30, 2025. All of the remaining investments with a fair value of $0.3 million, are scheduled to mature during the 12-month period ending June 30, 2026.

During the fiscal year ended June 30, 2024, marketable debt securities for $115.1 million matured and approximately $66.4 million of the proceeds were reinvested in additional marketable debt securities. The Company did not sell any marketable debt securities prior to the scheduled maturity dates for the fiscal year ended June 30, 2024.

Accrued interest receivable on all marketable debt securities amounted to $0.4 million and $0.3 million as of June 30, 2024 and 2023, respectively. Accrued interest is included in other current assets in the accompanying consolidated balance sheet.

For the fiscal years ended June 30, 2024 and 2023, the Company did not recognize any allowance for credit losses or other than temporary impairment related to investments in marketable debt securities.

The following table summarizes the unrealized gains and losses that result in differences between the amortized cost basis and fair value of the Company’s marketable debt securities held as of June 30, 2024 (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Corporate commercial paper	$20,941	$—	$(12)	$20,929
Obligations of U.S. government agencies	2,001	—	(4)	1,997
U.S. Treasury obligations	2,727	—	(7)	2,720
Corporate notes and bonds	30,888	—	(56)	30,832
Asset-backed securities	263	—	—	263
Total	$56,820	$—	$(79)	$56,741

The following table summarizes the unrealized gains and losses that result in differences between the amortized cost basis and fair value of the Company’s marketable debt securities held as of June 30, 2023 (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Corporate commercial paper	$41,670	$—	$(73)	$41,597
Obligations of U.S. government agencies	26,565	—	(170)	26,395
U.S. Treasury obligations	10,416	2	(14)	10,404
Corporate notes and bonds	19,253	1	(14)	19,240
Asset-backed securities	4,777	—	(83)	4,694
Total	$102,681	$3	$(354)	$102,330

NOTE 4 — LEASES

In October 2023, the Company entered into an addendum to the lease agreement for its office in Bend, Oregon. The addendum provided for a 36-month extension, resulting in a new expiration date in February 2027. The average base rent payable over the remaining lease term is approximately $9,000. Upon execution of the addendum, the Company re-measured the Bend, Oregon operating lease liability at approximately $345,000 using a discount rate of 10.0%, and the related right-of-use asset was recognized for approximately $351,000.

In April 2022, the Company entered into a lease agreement for a new corporate headquarters facility in Redwood City, California. The space consists of approximately 9,300 square feet and provides for total base rent payments of approximately $2.9 million through the expected expiration of the lease in November 2027. Prior to occupancy, the landlord was required to make improvements to the facility that were completed in October 2022, triggering the commencement of the lease. The lease provided for a six-month rent abatement period beginning upon commencement of the lease term. In addition, the lease provided an allowance of approximately $0.1 million that was utilized by the Company for the purchase of furniture and equipment. The average base rent payable in cash over the 60-month lease term is approximately $48,000 per month. Upon commencement of the lease, the Company recognized a right-of-use asset for approximately $2.3 million, and a related operating lease liability for approximately $2.2 million.

As of June 30, 2024 and 2023, the carrying values of all of the Company’s right-of-use assets and the related operating lease liabilities were as follows (in thousands):

	2024	2023

Right-of-use assets	$1,880	$2,054

Operating lease liabilities:
Current	$568	$541
Long-term	1,660	1,937
Total	$2,228	$2,478

For the fiscal years ended June 30, 2024 and 2023, operating lease expense included under the following captions in the accompanying consolidated statements of operations (in thousands):

	2024	2023

Research and development	$484	$453
General and administrative	196	154
Total	$680	$607

In addition to base rent expense, the Company’s facility leases require variable payments, including the proportionate share of the real estate taxes, building insurance and common area maintenance costs related to the facilities. These variable payments are excluded from the determination of operating lease liabilities and amounted to an aggregate of $0.1 million for the fiscal year ended June 30, 2024.

As of June 30, 2024, the weighted-average remaining lease term under operating leases was 3.3 years, and the weighted-average discount rate used to determine the operating lease liabilities was 7.2%. As of June 30, 2023, the weighted-average remaining lease term under operating leases was 4.3 years, and the weighted-average discount rate used to determine the operating lease liabilities was 6.8%.

Future Lease Payments

Future payments under all operating lease agreements as of June 30, 2024 are as follows (in thousands):

Fiscal year ending June 30,
2025	$748
2026	770
2027	750
Thereafter	224
Total lease payments	2,492
Less imputed interest	(264)
Present value of operating lease liabilities	$2,228

NOTE 5 —LICENSE AGREEMENTS

XOMA License Agreement

In December 2017, the Company entered into a license agreement (“XOMA License Agreement”) with XOMA Corporation (“XOMA”), through its wholly-owned subsidiary, XOMA (U.S.) LLC, pursuant to which XOMA granted an exclusive global license to the Company to develop and commercialize XOMA 358 (formerly X358 or RZ358, now ersodetug) for all indications.

In January 2022, the Company was required to make a milestone payment under the XOMA License Agreement of $2.0 million that became due upon the dosing of the last patient in the Company’s Phase 2b Clinical Trial for ersodetug. In April 2024, the Company was required to make a milestone payment under the XOMA License Agreement of $5.0 million that became due upon dosing of the first patient in the Company’s Phase 3 Clinical Trial for ersodetug. Upon the achievement of certain clinical and regulatory events under the XOMA License Agreement, the Company will be required to make additional milestone payments to XOMA up to $30.0 million. After the clinical and regulatory milestones, the Company will be required, upon the future commercialization of ersodetug, to pay royalties to XOMA based on the net sales of the related products and additional milestone payments to XOMA up to $185.0 million related to annual net sales amounts. There have been no events that would result in any royalty payments owed under the XOMA License Agreement to date. The Company records a liability for milestone payments under license agreements in the period that the milestone event is achieved. The next milestone payment of $5.0 million will be due upon dosing of the last patient in the ongoing Phase 3 clinical trial for ersodetug.

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

Concurrently with the execution of the Loan Agreement, the Company entered into an exit fee agreement (the “Exit Fee Agreement”) that provides for a fee of 4.00% of the funded principal balance for a total of $0.6 million in the event certain transactions (defined as “Exit Events”) occur prior to April 13, 2031. The Exit Fee was not eliminated by termination of the Loan Agreement discussed above. The Company is accounting for the Exit Fee Agreement as an embedded derivative liability with an estimated fair value of $0.5 million and $0.4 million as of June 30, 2024 and 2023, respectively. Exit Events include, but are not limited to, sales of substantially all assets, certain mergers, change of control transactions, and issuances of common stock that result in new investors owning more than 35% of the Company’s shares. Fair value of embedded derivatives is assessed at the end of each reporting period with changes in fair value recognized as a non-operating gain or loss.

NOTE 7 — SHAREHOLDERS’ EQUITY

Pre-Funded Warrants

Between October 2021 and June 2024, the Company issued fully vested pre-funded warrants (“PFWs”) exercisable to purchase an aggregate of 21.3 million shares of common stock. As of June 30, 2024 and 2023, all outstanding PFWs meet the requirements to be classified in shareholders’ equity under the caption additional paid-in capital. The PFWs do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of common stock are entitled. The exercise prices of the PFWs are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting holders of common stock. In the event of certain fundamental corporate transactions, the holders of the PFWs are entitled to receive the kind and amount of securities, cash or other property that the holders would have received had they exercised the PFWs immediately prior to such transaction.

The PFWs are exercisable at any time, subject to the then effective ownership blocker percentage (the “OBP”) as elected by each of the holders of PFWs. The OBP is a percentage designated by the holders whereby the PFWs cannot be exercised if, after giving effect thereto, the holder would beneficially own more than the designated OBP. However, upon at least 61 days’ prior notice to the Company, any holder of PFWs may elect to increase or decrease the OBP to any other percentage not to exceed 19.99%. Assuming the holders comply with the respective OBP terms, all of the PFWs may be exercised at any time by paying the respective exercise price or electing to exercise on a cashless basis.

As of June 30, 2022, the Company had an aggregate of 14,582,516 PFWs that were outstanding. No PFWs were issued or exercised for the fiscal year ended June 30, 2023. The following table summarizes PFW activity for the fiscal year ended June 30, 2024:

	2021		2022		Exchange		2024
	PFWs		PFWs		PFWs		PFWs		Total
Outstanding, June 30, 2023	1,661,461	(1)	12,921,055	(2)	—		—		14,582,516
Issuance of Exchange PFWs in March 2024	—		—		3,000,000	(3)			3,000,000
Issuance of 2024 PFWs in June 2024	—		—				3,750,000	(4)	3,750,000
Cashless exercise of PFWs:
Shares surrendered for exercise price	(8,571)		(3,494)		—		—		(12,065)
Shares of common stock issued	(1,529,890)		(4,770,190)		—		—		(6,300,080)
Outstanding, June 30, 2024	123,000		8,147,371		3,000,000		3,750,000		15,020,371

(1)	In connection with an underwritten offering in October 2021, PFWs were issued to purchase 1,661,461 shares of common stock at an issuance price of $6.49 per share (the “2021 PFWs”). The exercise price of the 2021 PFWs is $0.01 per share.
(2)	In connection with a registered direct offering in May 2022, the Company issued 1,973,684 Class A PFWs and 10,947,371 Class B PFWs to purchase an aggregate of 12,921,055 shares of common stock at an issuance price of $3.799 per warrant (collectively, the “2022 PFWs”). The exercise price of the 2022 PFWs is $0.001 per share. The 2022 PFWs were classified within shareholders’ equity for the entirety of the fiscal years ended June 30, 2024 and 2023.
(3)	As discussed below under the caption Exchange Agreement, the Company issued 3,000,000 Exchange PWFs on March 8, 2024. The exercise price of the Exchange PFWs is $0.001 per share. The Exchange PFWs were initially classified as a derivative liability until May 13, 2024 when the terms were amended to permit reclassification within shareholders’ equity.
(4)	As discussed below under the caption 2024 Underwritten Offering, the Company issued 2024 PWFs for the purchase of 3,750,000 shares of common stock on June 24, 2024. The exercise price of the 2024 PFWs is $0.001 per share.

2024 Underwritten Offering

On June 13, 2024, the Company entered into an underwriting agreement with Jefferies LLC and Cantor Fitzgerald & Co. (the “Underwriters”) for the planned issuance and sale of equity securities in an underwritten public offering (the “2024 Underwritten Offering”). The 2024 Underwritten Offering provided for the issuance of (i) 11,250,000 shares of common stock at a price of $4.00 per share for gross proceeds of $45.0 million, and (ii) pre-funded warrants to purchase 3,750,000 shares of common stock at a public offering price of $3.999 per pre-funded warrant (the “2024 PFWs”) for gross proceeds of $15.0 million. The Company granted the 2024 Underwriters a 30-day option to purchase up to an additional 2,250,000 shares of its common stock in the 2024 Underwritten Offering at a public offering price of $4.00 per share, less underwriting commissions (the “2024 Underwriters’ Option”). The Underwriters’ Option was partially exercised for 1,786,589 shares of common stock for gross proceeds of $7.1 million. Closing occurred on June 24, 2024, whereby the aggregate gross proceeds from the 2024 Underwritten Offering amounted to $67.1 million before deductions for underwriting commissions of 6.0% of the gross proceeds and other offering costs of approximately $0.5 million. After deducting total offering costs of $4.5 million, the net proceeds of the 2024 Underwritten Offering amounted to approximately $62.6 million.

Exchange Agreement

On March 8, 2024, the Company entered into a securities exchange agreement (the “Exchange Agreement”) with certain of its stockholders (the “Exchanging Shareholders”), whereby the Company purchased 3,000,000 shares of common stock representing approximately 7% of outstanding shares with an aggregate fair value of $5,700,000 (the “Retired Shares”) from the Exchanging Shareholders. The Retired Shares were immediately cancelled whereby they will remain as authorized shares for future issuance in accordance with Nevada law. Consideration for the acquisition of the Retired Shares consisted of (i) a cash payment to the Exchanging Shareholders of $3,000, and (ii) the issuance of pre-funded warrants (the “Exchange PFWs”) to the Exchanging Shareholders with an estimated fair value of $5,697,000. The Exchange PFWs do not expire and are exercisable to purchase an aggregate of 3,000,000 shares of the Company’s outstanding common stock at an exercise price of $0.001 per share. As required pursuant to the Exchange Agreement, the Company filed a registration statement in August 2024 to register the shares issuable upon the exercise of the Exchange PFWs.

The Exchange PFWs originally required approval by the Company’s shareholders if the exercise of the Exchange PFWs resulted in aggregate beneficial ownership by the holders in excess of 19.99%. Even though the Exchange PFWs only entitled the holders to purchase 7% of the Company’s outstanding shares of common stock, the requirement to obtain shareholder approval for ownership in excess of 19.99% resulted in the treatment of the exchange PFWs as a warrant derivative liability of $5.7 million as of the issuance date. The fair value of this warrant derivative liability increased by approximately $2.9 million, for a total of approximately $8.5 million as of May 13, 2024 when the Exchange PFWs were amended to permit equity classification. Accordingly, the derivative liability was reclassified to shareholders’ equity on May 13, 2024.

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

For the fiscal year ended June 30, 2024, the Company sold no shares of its common stock pursuant to the Sales Agreement. Accordingly, the maximum amount remaining for sale under the Sales Agreement amounts to $50.0 million as of June 30, 2024.

2022 Private Placement

In May 2022, the Company entered into securities purchase agreements (the “2022 SPAs”) with Handok, Inc. (“Handok”) and certain of its affiliates. Handok is an affiliate of a member of the Company’s Board of Directors. In July 2022, the Company entered into amended 2022 SPAs for a private placement of common stock. The private placement resulted in gross proceeds of $12.3 million in exchange for the issuance of approximately 3.2 million shares of common stock. The Company incurred approximately $0.8 million for underwriting commissions and other offering costs, resulting in net proceeds of $11.6 million.

NOTE 8 — SHARE-BASED COMPENSATION AND WARRANTS

Stock Option Plans

Presented below is a summary of the number of shares authorized, outstanding, and available for future grants under the Company’s stock option plans and the Inducement Grant (defined below) as of June 30, 2024 (in thousands):

	Number of Shares
Description	Authorized	Outstanding	Available

2015 Plan	17	17	—
2016 Plan	123	123	—
2019 Plan	200	200	—
2021 Plan	10,618	10,276	342
Inducement Grant	275	275	—
Total	11,233	10,891	342

The Company currently has one active stock option plan, the 2021 Equity Incentive Plan (the “2021 Equity Plan”). On March 31, 2021, the Company’s Board of Directors adopted the 2021 Equity Plan that will terminate on March 31, 2031. On May 26, 2021, the 2021 Equity plan was approved by the Company’s shareholders with authority to issue up to 1.2 million shares of common stock. Pursuant to the 2021 Equity Plan, no awards may be granted under the three legacy stock option plans shown in the table above, but all outstanding awards previously granted under those plans shall remain outstanding and subject to the terms of the respective plans. On June 16, 2022, the Company’s shareholders approved an amendment to the 2021 Equity Plan, increasing the number of shares of common stock to be issued under the plan up to

10.7 million shares of common stock. Stock options outstanding under these plans expire pursuant to their contractual provisions on various dates through 2034.

2022 Employee Stock Purchase Plan

On June 16, 2022, the Company’s shareholders approved the adoption of the 2022 Employee Stock Purchase Plan (the “2022 ESPP”). The 2022 ESPP provides an opportunity for employees to purchase shares of the Company’s common stock through accumulated payroll deductions.

The 2022 ESPP permits consecutive offering periods that begin approximately every 6 months commencing on the first trading day on or after July 1 and terminating on the last trading day of the offering period ending on December 31 and commencing on the first trading day on or after January 1 and terminating on the last trading day of the offering period ending on June 30. The 2022 ESPP reserves 0.5 million shares for purchases. There have been no offering periods under the 2022 ESPP through June 30, 2024.

Stock Options Outstanding

The following table sets forth a summary of the combined activity under all of the Company’s stock option plans, including Inducement Grant discussed below, for the fiscal years ended June 30, 2024 and 2023 (shares in thousands):

	2024				2023
	Shares		Price (1)	Term (2)	Shares	Price (1)	Term (2)

Outstanding, beginning of fiscal year	8,745		$4.56	8.8	8,506	$5.24	9.7
Grants to employees	2,642		1.31		740	2.00
Exercises	(82)	(3)	3.02		—	—
Expired	(110)		6.11		(116)	40.73
Forfeited	(304)		2.63		(385)	3.75
Outstanding, end of fiscal year	10,891	(4)	3.82	8.1	8,745	4.56	8.8
Vested, end of fiscal year	4,892	(5)	5.39	7.7	2,676	6.57	8.4
(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term until the stock options expire.
(3)	The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the year ended June 30, 2024, was $0.1 million.
(4)	As of June 30, 2024, the intrinsic value of outstanding options was approximately $14.6 million.
(5)	As of June 30, 2024, the aggregate intrinsic value of vested stock options was approximately $4.1 million.

For the fiscal year ended June 30, 2024, the aggregate fair value of stock options granted for approximately 2.6 million shares of common stock amounted to $2.6 million or approximately $1.02 per share as of the grant dates. For the fiscal year ended June 30, 2023, the aggregate fair value of stock options granted for approximately 0.7 million shares of common stock amounted to $1.1 million or approximately $1.53 per share as of the grant dates. Fair value was computed using the BSM option-pricing model and will result in the recognition of compensation expense ratably over the expected vesting period of the stock options. The Company uses the BSM option pricing model to determine the fair value of stock option awards granted. The determination of the fair value of share-based awards utilizing the BSM model is affected by the share price and a number of assumptions as of the grant date, including expected volatility, expected term, risk-free interest rate and expected dividends. The Company determined it does not have a sufficient share price history since up-listing to the Nasdaq Capital Market in November 2020. As a result, the Company determined the expected volatility by using share price information of similar sized biotechnology entities whose share prices are publicly available. Due to the lack of a meaningful history of exercise behavior of stock options, the expected term of the awards is determined by the simplified method that uses the midpoint between the vesting date and the end of the contractual term for each grant of stock options. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of the awards. The dividend yield assumption is based on past practices and the expectation that no dividends will be paid in the future.

The fair value of stock options was estimated on the dates of grant using the BSM option-pricing model, with the following weighted-average assumptions for the fiscal years ended June 30, 2024 and 2023:

	2024	2023

Market price of common stock on grant date	$1.31	$3.73
Expected volatility	99%	91%
Risk free interest rate	4.2%	3.7%
Expected term (years)	5.6	6.0
Dividend yield	0%	0%

Share-based compensation expense is included under the following captions in the consolidated statements of operations for the fiscal years ended June 30, 2024 and 2023 (in thousands):

	2024	2023

Research and development	$3,379	$3,243
General and administrative	3,981	4,025
Total	$7,360	$7,268

Unrecognized share-based compensation expense for stock options as of June 30, 2024 was approximately $11.6 million. This amount is expected to be recognized over a remaining weighted average period of 2.3 years.

Inducement Grant

In connection with the hiring of the Company’s Chief Financial Officer in January 2024, the Board of Directors granted a stock option for 275,000 shares of the Company’s common stock at an exercise price of $1.02 per share. This stock option is considered an inducement grant (the “Inducement Grant”) pursuant to Nasdaq Listing Rule 5635(c)(4) whereby the underlying shares were not authorized under any of the Company’s stock option plans. The Inducement Grant is exercisable until January 2029 and vests for (i) one-fourth of the option shares on the one-year anniversary of the grant date, and (ii) one thirty-sixth of the remaining option shares shall vest on the same day of each month thereafter until the Inducement Grant is 100% vested. The fair value of the Inducement Grant of $0.2 million was computed using the BSM option pricing model.

Pre-Funded Warrants

PFWs are outstanding for a total of 15.0 million and 14.6 million shares as of June 30, 2024 and 2023, respectively. Please refer to Note 7 for additional information about outstanding PFWs and Note 13 for treatment of PFWs in the calculation of earnings per share.

Legacy Warrants

In connection with an equity financing in October 2020, the Company issued warrants entitling the holders to purchase approximately 0.8 million shares of common stock. The warrants are exercisable at $19.50 per share for a period of seven years, may be exercised on a cash or cashless basis at the election of the holders, and the holders are entitled to share in any dividends or distributions payable to holders of common stock on an as-converted basis (the “Participating Warrants”). Additionally, the Company has issued warrants to purchase shares of common stock in conjunction with other debt and equity financings and for services. As of June 30, 2024 and 2023, all of the warrants were vested. The Participating Warrants and other warrants are collectively referred to as the “Legacy Warrants.”

For the fiscal years ended June 30, 2024 and 2023, no Legacy Warrants were granted or exercised. The following table sets forth a summary of activity related to the Legacy Warrants for the fiscal years ended June 30, 2024 and 2023 (shares in thousands):

	2024			2023
	Shares	Price (1)	Term (2)	Shares	Price (1)	Term (2)

Outstanding, beginning of fiscal year	888	$22.10	4.1	1,150	$22.83	4.2
Expirations	(27)	78.60		(262)	25.32
Outstanding, end of fiscal year	861	20.28	3.2	888	22.10	4.1
(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term for the number of years until the warrants expire.

NOTE 9 — INCOME TAXES

Net Operating Loss Carryforwards

The Company files income tax returns in the U.S. federal jurisdiction and in several states including, but not limited to, California, Colorado, and Oregon. The Company’s federal and state tax returns for the 2021 fiscal year and forward are subject to examination by taxing authorities. Federal and state laws impose substantial restrictions on the utilization of federal net operation loss (“NOL”) carryforwards in the event of an ownership change for income tax purposes, as defined in Section 382 of the Internal Revenue Code (“IRC”). Pursuant to IRC Section 382, annual use of the Company’s NOL carryforwards is limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. During the fiscal year ended June 30, 2022, the Company completed an IRC Section 382 analysis and concluded that the Company’s NOL carryforwards are subject to limitations as a result of past ownership changes.

As of June 30, 2024, the Company has U.S. federal net operating loss (“NOL”) carryforwards of approximately $171.7 million, of which approximately $33.4 million of NOL carryforwards will never be available for use due to the limitations under IRC section 382 discussed above. The remainder of the Company’s NOL carryforwards of $138.3 million consists of (i) $38.0 million that never expires and is currently available to offset taxable income, (ii) $9.6 million that is currently available to offset taxable income but if not utilized expires in 2031 through 2035, (iii) $11.7 million that become available through fiscal year 2038 and that expires by June 30, 2038 if not utilized, and (iv) $79.0 million that never expires. With respect to the $79.0 million of NOL carryforwards that never expire, this amount will become available in varying annual amounts for an aggregate approximately $13.2 million through fiscal year 2038 and $1.2 million annually thereafter. If the Company experiences future ownership changes that meet the aforementioned criteria under Section 382, further limitations will be imposed on the use of all NOL carryforwards existing through the date of such change.  The Company also has Colorado and California NOL carryforwards that begin to expire in 2031 and are expected to be subject to similar limitations as those imposed under IRC Section 382.

Income Tax Expense

For the fiscal years ended June 30, 2024 and 2023, the reconciliation between the income tax benefit computed by applying the statutory U.S. federal income tax rate to the pre-tax loss before income taxes, and total income tax expense recognized in the consolidated financial statements is as follows (in thousands):

	2024	2023

Income tax benefit at statutory U.S. federal rate	$14,374	$10,875
Income tax benefit attributable to U.S. states	4,413	3,468
Impact of reduction in Colorado tax rate	—	(78)
Non-taxable derivative loss	(598)	—
Non-deductible expenses	(505)	(442)
Stock option expirations	(16)	(921)
NOL expirations	(7,004)	—
Other	4	(399)
Change in valuation allowance	(10,668)	(12,503)
Total income tax expense	$—	$—

For the fiscal years ended June 30, 2024 and 2023, the Company did not recognize any current income tax expense or benefit due to a full valuation allowance on its net deferred income tax assets.

Deferred Income Tax Assets and Liabilities

As of June 30, 2024 and 2023, the income tax effects of temporary differences that give rise to significant deferred income tax assets and liabilities are as follows (in thousands):

	2024	2023
Deferred income tax assets:
Net operating loss carryforwards	$38,942	$40,537
Research and experimental costs	19,213	9,454
Intangible assets	6,487	5,595
Share-based compensation	4,280	2,884
Operating lease liabilities	624	694
Accrued expenses and other	763	603

Total deferred income tax assets	70,309	59,767
Valuation allowance for deferred income tax assets	(69,783)	(59,192)

Deferred income tax assets, net of valuation allowance	526	575

Deferred income tax liability right-of-use assets	(526)	(575)

Net deferred income tax assets	$—	$—

For the fiscal year ended June 30, 2024, the valuation allowance increased by $10.7 million, primarily as a result of the increase in net operating loss carryforwards and capitalization of research and experimental costs for income tax purposes. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Unrecognized Tax Benefits

The Company did not have any unrecognized tax benefits as of June 30, 2024 and 2023. The Company’s policy is to account for any interest expense and penalties for unrecognized tax benefits as part of the income tax provision. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within the next twelve months.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Licensing Commitments

Please refer to Note 5 for further discussion of commitments to make milestone payments and to pay royalties under license agreements with XOMA and ActiveSite.

Employment Agreements

As of June 30, 2024, the Company was subject to employment agreements with two officers of the Company and one employee of the Company that provide for aggregate annual base salaries of $1.4 million.

The agreements with the Chief Executive Officer and Chief Medical Officer provides that if either of the individuals is terminated outside of a change in control event and without cause, (i) all of their stock options that are subject to ongoing vesting conditions over subsequent periods ranging from 12 to 18 months will immediately vest, and (ii) such stock options will remain exercisable for periods ranging from 6 to 12 months following the occurrence of the termination event. In addition, if either of the executive officers are terminated solely due to a change of control event, all of their respective unvested stock options will immediately vest and all outstanding stock options will remain exercisable for periods ranging from 6 to 12 months following the occurrence of the termination event.

The Chief Medical Officer’s employment agreement, as amended, provides that upon the occurrence of a termination event other than a change of control, the Company is required to (i) make severance payments equal to 12 months of salary, a pro-rata bonus, and health insurance coverage for 12 months following the termination date, and (ii) all unvested stock options subject to vest over the subsequent 12 month period after the termination event will become immediately exercisable and all outstanding stock options will remain exercisable for 6 months following the termination event. In addition, upon the occurrence of a termination solely due to a change of control event, the Company is required to (i) make severance payments equal to 18 months of salary, a pro-rata bonus, and health insurance coverage for 18 months following the termination event.

401(k) Plan

The Company has a defined contribution employee benefit plan under section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all eligible employees who are entitled to participate beginning six months after the commencement of employment. The Company matches contributions up to 4% of the participating employee’s compensation with such matching contributions vested immediately. Total contributions by the Company to the 401(k) Plan amounted to approximately $0.4 million and $0.3 million for the fiscal years ended June 30, 2024 and 2023, respectively.

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations or financial position. At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal fees are expensed as incurred.

NOTE 11 — RELATED PARTY TRANSACTIONS

Related Party Licensing Agreement

On September 15, 2020, the Company entered into an exclusive license agreement with Handok (the “Handok License”) for the territory of the Republic of Korea. The Handok License relates to pharmaceutical products in final dosage form containing the pharmaceutical compounds developed or to be developed by the Company, including those related to ersodetug and RZ402. The Handok License is in effect for a period of 20 years after the first commercial sale of each product and requires (i) milestone payments of $0.5 million upon approval of a New Drug Application (“NDA”) for each product in the territory, and (ii) the Company will sell products ordered by Handok at a transfer price equal to 70% of the net selling price of the products. To date, no milestone payments have been earned by the Company.

Investors in 2022 Private Placement

Handok and certain of its affiliates were the sole investors in the 2022 Private Placement discussed in Note 7.

NOTE 12 - SUPPLEMENTAL FINANCIAL INFORMATION

Cash and cash equivalents

Cash and cash equivalents consisted of the following as of June 30, 2024 and 2023 (in thousands):

	2024	2023

Money market funds	$61,249	$5,464
Demand deposits at a single financial institution	9,147	6,091
Commercial paper	—	4,481

Total	$70,396	$16,036

The money market funds and commercial paper included in the table above were purchased with an original maturity of three months or less. These investments and the demand deposits are freely available for the Company’s immediate and general business use.

Property and Equipment

Property and equipment consisted of the following as of June 30, 2024 and 2023 (in thousands):

	2024	2023

Office furniture and equipment	$210	$210
Less accumulated depreciation	(107)	(71)

Total	$103	$139

Depreciation expense related to property and equipment amounted to approximately $36,000 and $30,000 for the fiscal years ended June 30, 2024 and 2023, respectively.

NOTE 13 — NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock and PWFs during periods when the PFWs are accounted for as equity instruments. Common shares associated with PFWs that are accounted for as equity instruments are included in the computation of basic and diluted net loss per share since the exercise price is negligible and all of the PFWs are fully vested and exercisable. For the calculation of diluted net loss per share for the fiscal year ended June 30, 2024, during the period when PFWs were accounted for as derivative liabilities, such PFWs were excluded from the calculation since the impact of PFWs was antidilutive.

Calculation of the weighted average number of shares outstanding for purposes of diluted net loss per share is also required to include the dilutive effect, if any, of stock options, Legacy Warrants, and other common stock equivalents computed using the treasury stock method. For the fiscal years ended June 30, 2024 and 2023, all of such common stock equivalents were antidilutive and excluded from the calculations. In addition, the impact of applying the two-class method related to the Participating Warrants, was antidilutive for the calculation of both basic and diluted net loss per share.

Presented below are the calculations of the numerators and the denominators for basic and diluted net loss per share for the fiscal years ended June 30, 2024 and 2023 (in thousands except per share amounts):

	2024		2023
Calculation of Numerators:
Net loss for calculation of basic and diluted net loss per share	$(68,459)		$(51,787)

Calculation of Denominators:
Weighted average number of common shares outstanding	39,499		36,605
Weighted average shares related to pre-funded warrants:
2021 PFWs	1,195		1,661
2022 PFWs	10,245		12,921
Exchange PFWs	393		—
2024 PFWs	133	(1)	—
Weighted average shares for basic and diluted net loss per share	51,465		51,187

Net loss per share of common stock:
Basic	$(1.33)		$(1.01)
Diluted	$(1.33)		$(1.01)

__________________

(1)	Represents the weighted average number of shares related to the Exchange PFWs discussed in Note 7 for the period when they became equity-classified on May 13, 2024 through June 30, 2024.

As of June 30, 2024 and 2023, the following potential common stock equivalents were excluded from the calculation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

	2024	2023

Stock options	10,891	8,745
Legacy warrants	861	888
Total	11,752	9,633

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

Assets Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy classification of such fair values as of June 30, 2024.

	Fair Value Measurement of Assets as of June 30, 2024
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$61,249	$61,249	$—	$—
Marketable debt securities:
Corporate commercial paper	20,929	—	20,929	—
U.S. Government agencies	1,997	—	1,997	—
U.S. Government treasuries	2,720	—	2,720	—
Corporate notes and bonds	30,832	—	30,832	—
Asset-backed securities	263	—	263	—
Total	$117,990	$61,249	$56,741	$—

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

Marketable debt securities classified as Level 2 within the valuation hierarchy generally consist of U.S. government agency securities, corporate bonds, and commercial paper. The Company determines the fair value of marketable debt securities based upon valuations obtained from third-party pricing sources. Except for the amounts shown in the table above, the Company did not have any other assets measured at fair value on a recurring basis as of June 30, 2024 and 2023.

Liabilities Measured at Fair Value on a Recurring Basis

For the fiscal years ended June 30, 2024 and 2023, the Company’s liabilities that are required to be measured and recorded at fair value on a recurring basis consist of the embedded derivative liability discussed in Note 6 and the warrant derivative liability discussed in Note 7. The warrant derivative liability is classified under Level 2 of the fair value hierarchy and the embedded derivative liability is classified under Level 3 of the fair value hierarchy. Fair value of the warrant liability is predominantly based on the market price of the Company’s shares of common stock. Fair value of the embedded derivative liability is determined based on management’s assessment of the probability and timing of occurrence for the Exit Events discussed in Note 6 using a discount rate equal to the effective interest rate under the Loan Agreement prior to termination. The fair value of the Exchange PFWs was computed using the BSM option-pricing model. Key inputs to this valuation model as of May 13, 2024 included the exercise price of $0.001 per share, the market price of the Company’s common stock of $2.85 per share, the risk-free interest rate of 5.5%, an expected term of 1-day, and historical volatility of 100%. Key inputs to this valuation model as of March 8, 2024 included the exercise price of $0.001 per share, the market price of the Company’s common stock of $1.90 per share, the risk-free interest rate of 5.5%, an expected term of 1-day, and historical volatility of 100%.

The following table sets forth a summary of changes in the fair value of the Company’s liabilities for which fair value was determined on a recurring basis for the fiscal years ended June 30, 2024 and 2023 (in thousands):

	2024		2023
	Warrant	Embedded	Warrant	Embedded
Fair value, beginning of fiscal year	$—	$412	$—	$407
Warrant liability incurred on March 8, 2024	5,697	—	—	—
Changes in fair value	2,850	56	—	5
Reclassification of warrant derivative liability to equity on May 13, 2024	(8,547)	—	—	—
Fair value, end of fiscal year	$—	$468	$—	$412

Due to the relatively short maturity of the respective instruments, the fair value of cash and cash equivalents, accounts payable, and accrued liabilities approximated their carrying values as of June 30, 2024 and 2023. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the fiscal years ended June 30, 2024 and 2023, the Company did not have any transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and investments in marketable debt securities. The Company maintains its cash in demand accounts at a high-quality financial institution. As of and for the fiscal years ended June 30, 2024 and 2023, cash deposits have exceeded the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation.

As of June 30, 2024, the Company had an aggregate of $26.6 million invested in marketable debt securities of issuers in the banking and financial services industries. As of June 30, 2023, the Company had an aggregate of $54.0 million invested in marketable debt securities of issuers in the banking and financial services industries, and an aggregate of $26.5 million invested in marketable debt securities of a single agency of the U.S. government. While the Company’s investment policy requires investments in highly rated securities, a wide variety of broad economic factors and issuer-specific factors could result in credit agency downgrades below the Company’s minimum credit rating requirements that could result in losses regardless of whether the Company elects to sell the securities or hold them until maturity.

NOTE 15 — SUBSEQUENT EVENTS

2024 Private Placement

On June 25, 2024, the Company entered into a securities purchase agreement (the “2024 SPA”) with Handok and one other investor (the “2024 Purchasers”) relating to a private placement (the “2024 Private Placement”), pursuant to which the Company agreed to sell 1,500,000 shares of common stock at a purchase price of $4.00 per share for gross proceeds of $6.0 million.

Closing of the 2024 Private Placement occurred in July 2024, whereby the Company received net proceeds of $6.0 million after deduction of underwriting discounts and other offering costs. As required pursuant to the 2024 SPA, the Company filed a registration statement with the U.S. Securities and Exchange Commission (“SEC”) in August 2024 to register the shares of common stock issued in the 2024 Private Placement. The Company entered into a registration rights agreement with the 2024 Purchasers whereby the Company was required to have the registration statement (the “2024 Private Placement Registration Statement”) declared effective within 60 days after the signing date of the 2024 SPA. The 2024 Private Placement Registration Statement was declared effective by the SEC on August 14, 2024. The Company will be obligated to pay certain liquidated damages to the 2024 Purchasers if the Company fails to maintain the effectiveness of the 2024 Private Placement Registration Statement.

Investments in Marketable Debt Securities

In July 2024, the Company utilized approximately $59.7 million of cash and cash equivalents to purchase investments in marketable debt securities with maturities that range from October 2024 through December 2025.

Exchange PFW Warrant Exercise

In July 2024, a holder of Exchange PFWs provided notice of cashless exercise of 610,404 Exchange PFWs, which resulted in the issuance of 610,273 shares of common stock.

Executive Compensation

On September 10, 2024, the Board of Directors approved an employment agreement, effective September 15, 2024, with the Company’s Chief Financial Officer that provides for an annual base salary of $460,000, plus a calendar year target bonus of 40%. The agreement provides that if the Chief Financial Officer is terminated outside of a change in control event and without cause, (i) make severance payments equal to 12 months of base salary, a pro-rata bonus through the termination date, and health insurance coverage for 12 months following the termination date, and (ii) all unvested stock options subject to vest over the subsequent 12 month period after the termination event will become immediately exercisable and all such stock options will remain exercisable for 6 months following the termination event. In addition, upon the occurrence of a termination solely due to a change of control event, the Company is required to (i) make severance payments equal to 18 months of salary, a pro-rata bonus through the termination date, and health insurance coverage for 18 months following the termination event.

Effective September 15, 2024, the Board of Directors approved an increase from approximately $557,000 to $625,000 in the annual base compensation set forth in the employment agreement discussed in Note 10 for the Company’s Chief Executive Officer.

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

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer (our Principal Executive and Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, our Chief Executive Officer concluded that disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, our management has determined that, as of June 30, 2024, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2024, we identified a material weakness in the system of internal control that related to complex pre-funded warrant accounting. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely manner.

The material weakness identified by management related to our controls over the accounting for pre-funded warrants whereby we failed to initially recognize these pre-funded warrants as liabilities, along with the subsequent changes in fair value as non-cash expenses. As a result of this material weakness, we failed to timely identify material adjustments to our financial statements that were detected shortly before the filing of our Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2024.

Our legacy processes included the timely identification of the relevant accounting technical pronouncements, other literature, consultation with third-party experts, and the preparation of a memorandum outlining our assessment of the factual background and our interpretation of the accounting requirements. With respect to pre-funded warrants issued on March 8, 2024, we improperly concluded that equity classification was permitted based on the facts that (i) the pre-funded warrants were only exercisable for 7% of our outstanding shares, (ii) the pre-funded warrants explicitly prohibit the holders from exercising if beneficial ownership would exceed 19.99%, and (iii) shareholder approval was only required if beneficial ownership exceeded 19.99%. Despite these terms, we determined that equity classification was not permitted, whereby we performed additional analysis as deemed necessary to ensure that the accompanying financial statements were revised and prepared in accordance with U.S. generally accepted accounting principles. Accordingly, a material weakness existed even though the correct accounting treatment was employed when we filed our Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2024.

In June 2024, we completed a public underwritten offering, which included the issuance of pre-funded warrants. We engaged additional third-party specialists to determine the accounting treatment of the issued warrants to ensure that our warrant accounting policies and procedures are consistent across the organization and that we have adequate control over our Exchange Act reporting disclosures. As a result of these critical steps in our remediation efforts, we concluded that this material weakness in our internal control over financial reporting had been successfully remediated as of June 30, 2024.

Attestation Report of Independent Registered Public Accounting Firm

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Item 9B. Other Information.

Executive Compensation Matters

Daron Evans Employment Agreement

On September 18, 2024, the Company entered into an employment agreement with its Chief Financial Officer, Mr. Daron Evans (the “Employment Agreement”). Pursuant to the Employment Agreement effective September 15, 2024, Mr. Evans was granted an increase of $185,000 to his yearly salary, making his base salary $460,000 annually. Mr. Evans is entitled to employee benefits and an annual performance bonus of up to 40% of his base salary, in addition to a discretionary bonus. If Mr. Evans’ employment is terminated by the Company for Cause or by Mr. Evans without Good Reason then he is entitled to (i) accrued, but unpaid salary through the effective date of his termination, (ii) any reimbursements owed for business expenses validly incurred on or prior to his, (iii) any earned but unpaid bonuses or other incentive payments approved by the Board of Directors but not paid, and (iv) any accrued but unpaid benefits due and owing to Mr. Evans

(the “Accrued Obligations”). Upon Mr. Evans’ termination without Cause, he will be entitled to the Accrued Obligations and a severance comprised of (i) 12 months’ salary, (ii) a pro-rata bonus payment equal to the pro-rata bonus amount of the bonus earned as of the date of termination without Cause, (iii) 12 months of COBRA premiums, collectively payable in equal monthly installments following his termination, and (iv) any granted but unvested stock options under any relevant Company stock option plan or agreement will have 12 months acceleration and an exercise period of 6 months following his termination. Further, if, within 12 months of a Change in Control Event Mr. Evans’ employment is terminated by the Company without Cause or by Mr. Evans with Good Reason, then he is entitled to receive the Accrued Obligations, and a severance comprised of (i) 18 months’ salary, (ii) a pro-rata bonus payment equal to the pro-rata bonus amount earned as of the date of termination, (iii) 18 months of COBRA premiums, collectively payable in equal monthly installments following the termination, and (iv) all of his granted but unvested stock options under any relevant company stock option plan or agreement will immediately vest and will also have an exercise period of 6 months following his termination without Cause. Mr. Evans and the Company had previously entered into an offer letter dated January 23, 2024 (the “Offer Letter”). The Employment Agreement replaces and supersedes in its entirety, any prior employment agreements or understandings between Mr. Evans and the Company including the Offer Letter. The definition of “Cause,” “Good Reason,” and “Change in Control Event” is found in the Employment Agreement, along with other material terms. The Employment Agreement is attached hereto as Exhibit 10.4.

Other Executive Compensation matters

In addition to entering into the Employment Agreement, the Company agreed to grant stock options to Mr. Evans for 100,000 shares of common stock pursuant to the Company’s 2021 Equity Incentive Plan (the “Options”). The Compensation Committee will grant Mr. Evans the Options following the Company’s blackout period.

Additionally, Nevan Elam, the Company’s Chief Executive Officer and Chairman, was granted an increase in his base salary. Mr. Elam is now entitled to an annual base salary of $ 625,000.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by the Item is set forth in our 2024 Proxy Statement to be filed with the SEC within 120 days of June 30, 2024, and is incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by the Item is set forth in our 2024 Proxy Statement to be filed with the SEC within 120 days of June 30, 2024, and is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of Regulation S-K is set forth in our 2024 Proxy Statement to be filed with the SEC within 120 days of June 30, 2024, and is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by the Item is set forth in our 2024 Proxy Statement to be filed with the SEC within 120 days of June 30, 2024, and is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by the Item is set forth in our 2024 Proxy Statement to be filed with the SEC within 120 days of June 30, 2024, and is incorporated by reference into this Annual Report on Form 10-K.

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

Exhibit No.	Description

1.1	Underwriting Agreement, dated as of June 13, 2024, by and between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed on June 14, 2024)
1.2

Underwriting Agreement, dated as of October 12, 2021, by and between the Company and Oppenheimer & Co., Inc. (incorporated by reference to Exhibit 1.1 of the Company's Form 8-K filed on October 13, 2021)

1.3	Underwriting Agreement, dated as of May 1, 2022, by and between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed on May 4, 2022)

2.1

Agreement and Plan of Merger dated as of June 18, 2021, by and between Rezolute, Inc. and Rezolute Nevada Merger Corporation (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on June 21, 2021)

3.1	Delaware Certificate of Merger, effective as of June 18, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 21, 2021)
3.2	Nevada Articles of Merger, effective as of June 18, 2021 (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K filed on June 21, 2021)
3.3	Amended and Restated Articles of Incorporation of Rezolute Nevada Merger Corporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K filed on June 21, 2021)
3.4	Certificate of Amendment, as filed with the Secretary of State of the State of Nevada on June 16, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 17, 2022)
3.5	Amended and Restated Bylaws of Rezolute Nevada Merger Corporation (incorporated by reference to Exhibit 3.4 of the Company’s Form 10-K filed on September 15, 2021)
4.1	Description of Securities*
10.1	Amended and Restated Employment Agreement of Nevan Elam, dated January 8, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 11, 2023)
10.2	Amended and Restated Employment Agreement of Brian Roberts, dated January 8, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on May 11, 2023)
10.3	Offer Letter for Daron Evans, dated January 23, 2024 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 29, 2024)
10.4	Employment Agreement of Daron Evans, dated September 15, 2024*
10.5	AntriaBio, Inc. 2015 Non Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on February 24, 2015)
10.6	AntriaBio, Inc. 2016 Non Qualified Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on November 4, 2016)
10.7	AntriaBio, Inc. 2016 Non Qualified Stock Option Plan, as Amended (incorporated by reference to Exhibit 10.25 of the Company’s Form 10-K filed on September 21, 2017)
10.8	Rezolute, Inc. First Amendment to the 2016 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit C to the Company’s Schedule 14A definitive proxy statement filed on April 5, 2019)
10.9	2019 Non Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on August 6, 2019)
10.10	Rezolute, Inc. Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K filed on September 15, 2022)
10.11	Rezolute, Inc. 2022 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 filed on November 7, 2022)
10.12	2021 Incentive Compensation Plan Amendment (incorporated by reference to Appendix A of the Company’s Schedule 14A definitive proxy statement filed on April 15, 2024)
10.13	Development and License Agreement with ActiveSite Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 7, 2017)
10.14	License Agreement with XOMA (US) LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on February 14, 2018)
10.15	Amendment No. 2 to the Stock Purchase Agreement with XOMA (US) LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on February 14, 2019)
10.16	Amendment No. 2 to the License Agreement with XOMA (US) LLC (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed on February 14, 2019)
10.17	Amendment No. 3 to the License Agreement with XOMA (US) LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 14, 2020)
10.18	License Agreement with Handok, Inc. entered into on September 15, 2020 (incorporated by reference to Exhibit 10.21 of the Company’s Form 10-K filed on October 13, 2020)

10.19

Registration Rights Agreement, dated as of October 8, 2020, by and between Rezolute, Inc., and the Investors identified therein (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on October 13, 2020)

10.20

Loan and Security Agreement, dated as of April 14, 2021 by and among Rezolute, Inc., SLR Investment Corp, as collateral agent and lender, and the other lenders named therein (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 17, 2021)

10.21

Exit Fee Agreement, dated as of April 14, 2021 by and among Rezolute, Inc., SLR Investment Corp, as collateral agent and lender, and the other lenders named therein (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on May 17, 2021)

10.22	Form of Subscription Agreement, dated October 12, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 13, 2021)
10.23

Registration Rights Agreement, dated as of May 4, 2022, by and between Rezolute, Inc., and the purchasers identified therein (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 4, 2022)

10.24	Placement Agency Agreement, dated as of May 1, 2022, by and between the Company and Jefferies LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 4, 2022)
10.25	Form of Amended and Restated Securities Purchase Agreement, dated as of July 22, 2022 (incorporated by reference to Exhibit 10.22 of the Company’s Form 10-K filed on September 15, 2022)
10.26	Open Market Sale Agreement by and between Rezolute, Inc. and Jefferies, LLC (incorporated by reference to Exhibit 1.2 of the Registration Statement on Form S-3 filed on November 14, 2023)
10.27	Form of Financing Warrant (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on April 3, 2018)
10.28	Form of Common Stock Purchase Warrant by and between the Company and the Investor identified therein (incorporated by reference to Exhibit 4.1 the Company’s Form 8-K filed on October 13, 2020)
10.29	Form of Pre-Funded Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on October 13, 2021)
10.30	Form of Class A Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on May 4, 2022)
10.31	Form of Class B Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on May 4, 2022)
10.32	Form of Exchange Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on March 14, 2024)
10.33	Form of Securities Exchange Agreement (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-k filed on March 14, 2024)
10.34	Form of Pre-funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 14, 2024)
10.35	Form of Pre-funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 14, 2024)
10.36	Form of Securities Purchase Agreement, dated June 25, 2024, by and between Rezolute, Inc., and the purchasers identified therein*
10.37	Registration Rights Agreement, dated June 25, 2024, by and between Rezolute, Inc., and the purchasers identified therein*
14.1	Rezolute, Inc. Code of Ethics, as amended and restated as of May 30, 2023 (incorporated by reference to Exhibit 14.1 of the Company’s Form 8-K filed on June 2, 2023)
21.1	Listing of Subsidiaries*
23.1	Consent of Grant Thornton, LLP*
23.2	Consent of Plante & Moran, PLLC*
31.1	Certifications of Chief Executive Officer and Principal Financial Officer as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer and Principal Financial Officer as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
97	Clawback Policy*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101)

*Filed herewith.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

Item 16. Form 10-K Summary.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REZOLUTE, INC.

Date: September 19, 2024	By:	/s/ Nevan Charles Elam
Nevan Charles Elam
Acting Chair of the Board of Directors and Chief Executive Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 19, 2024	By:	/s/ Nevan Charles Elam
Nevan Charles Elam
Acting Chair of the Board of Directors and Chief Executive Officer (Principal Executive and Financial Officer)

Date: September 19, 2024	By:	/s/ Gil Labrucherie
Gil Labrucherie
Director

Date: September 19, 2024	By:	/s/ Nerissa Kreher
Nerissa Kreher
Director

Date: September 19, 2024	By:	/s/ Philippe Fauchet
Philippe Fauchet
Director

Date: September 19, 2024	By:	/s/ Young-Jin Kim
Young-Jin Kim
Director

Date: September 19, 2024	By:	/s/ Wladimir Hogenhuis
Wladimir Hogenhuis
Director