Form 10-Q
period 2024-09-30
Rezolute, Inc.
filed 2024-11-07
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The registrant had 57,943,066 shares of its $0.001 par value common stock outstanding as of November 5, 2024.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024 (the “Report”) contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “may”, “should”, “plan”, “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

●	our ability to obtain regulatory approvals for our drug candidates;
●	expectations regarding clinical development and the timing of clinical trials in the United States and outside of the United States;
●	projected operating or financial results, including anticipated cash flows to be used in operating activities;
●	expectations regarding capital expenditures, research and development expenses and the timing of milestone payments required under license agreements;
●	our beliefs and assumptions relating to our liquidity position, including our ability to obtain additional financing;
●	our future dependence on third-party manufacturers or strategic partners to manufacture any of our pharmaceutical drugs and diagnostics that receive regulatory approval; and
●	our ability to identify strategic partners and enter into license, co-development, collaboration or similar arrangements.

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known and unknown risks, uncertainties and other factors including, but not limited to, “Risk Factors” described in (i) Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “2024 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on September 19, 2024.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Rezolute, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30,	June 30,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$10,472	$70,396
Investments in marketable debt securities	97,801	56,478
Prepaid expenses and other	1,905	1,779
Total current assets	110,178	128,653

Long-term assets:
Investments in marketable debt securities	9,552	263
Deposits and other	1,838	1,838
Right-of-use assets	1,751	1,880
Property and equipment, net	95	103
Total assets	$123,414	$132,737

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,176	$4,901
Accrued liabilities:
Compensation and benefits	2,652	1,812
Accrued clinical and other	2,579	2,325
Current portion of operating lease liabilities	584	568
Total current liabilities	7,991	9,606

Long-term liabilities:
Operating lease liabilities, net of current portion	1,499	1,660
Embedded derivative liability	483	468
Total liabilities	9,973	11,734

Commitments and contingencies (Notes 5, 9 and 10)

Shareholders' equity:
Preferred stock, $0.001 par value; 400 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 100,000 shares authorized; issued and outstanding 55,394 and 53,246 shares as of September 30, 2024 and as of June 30, 2024, respectively	55	53
Additional paid-in capital	457,919	450,473
Accumulated other comprehensive income (loss)	289	(79)
Accumulated deficit	(344,822)	(329,444)
Total shareholders’ equity	113,441	121,003
Total liabilities and shareholders’ equity	$123,414	$132,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2024	2023
Operating expenses:
Research and development	$12,754	$12,214
General and administrative	4,187	3,700
Total operating expenses	16,941	15,914
Operating loss	(16,941)	(15,914)
Non-operating income (expense):
Interest and other income, net	1,578	1,404
Loss from change in fair value of embedded derivative liability	(15)	(14)
Total non-operating income, net	1,563	1,390

Net loss	(15,378)	(14,524)

Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	368	67

Comprehensive loss	$(15,010)	$(14,457)

Net loss per common share:
Basic and diluted	$(0.22)	$(0.28)

Weighted average number of common shares outstanding:
Basic and diluted	69,736	51,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

Three Months Ended September 30, 2024 and 2023

(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Three Months Ended September 30, 2024:
Balances, June 30, 2024	53,246	$53	$450,473	$(79)	$(329,444)	$121,003
Gross proceeds from issuance of common stock for cash in 2024 Private Placement	1,500	1	5,999	—	—	6,000
Payment of commissions and other offering costs	—	—	(45)	—	—	(45)
Issuance of common stock upon exercise of stock options	38	—	93	—	—	93
Share-based compensation	—	—	1,400	—	—	1,400
Cashless exercise of pre-funded warrants	610	1	(1)	—	—	—
Net change in accumulated other comprehensive loss	—	—	—	368	—	368
Net loss	—	—	—	—	(15,378)	(15,378)
Balances, September 30, 2024	55,394	$55	$457,919	$289	$(344,822)	$113,441

Three Months Ended September 30, 2023:
Balances, June 30, 2023	36,827	$37	$377,471	$(351)	$(260,985)	$116,172
Share-based compensation	—	—	1,849	—	—	1,849
Net change in accumulated other comprehensive loss	—	—	—	67	—	67
Net loss	—	—	—	—	(14,524)	(14,524)
Balances, September 30, 2023	36,827	$37	$379,320	$(284)	$(275,509)	$103,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,378)	$(14,524)
Share-based compensation expense	1,400	1,849
Loss from change in fair value of embedded derivative liability	15	14
Non-cash lease expense	129	122
Accretion of discounts and amortization of premiums on marketable debt securities, net	(832)	973
Depreciation expense	8	10
Realized gain from investments	(2)	—
Changes in operating assets and liabilities:
Increase in prepaid expenses, deposits, and other assets	(108)	(902)
Decrease in accounts payable	(2,194)	(836)
Increase in accrued liabilities	948	2,709
Net Cash Used in Operating Activities	(16,014)	(10,585)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable debt securities	(73,238)	(15,989)
Proceeds from maturities of marketable debt securities	23,828	18,595
Total Cash Provided by (Used in) Investing Activities	(49,410)	2,606

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	76	—
Gross proceeds from issuance of common stock in 2024 Private Placement	6,000	—
Payment of offering costs	(576)	—
Net Cash Provided by Financing Activities	5,500	—

Net decrease in cash and cash equivalents	(59,924)	(7,979)
Cash and cash equivalents at beginning of period	70,396	16,036
Cash and cash equivalents at end of period	$10,472	$8,057

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—
Cash paid for amounts included in the measurement of operating lease liabilities	184	171

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payables for offering costs	$18	$—
Receivable from exercise of stock options	$17	$—

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

The condensed consolidated balance sheet as of June 30, 2024, has been derived from the Company’s audited consolidated financial statements. The unaudited interim financial statements should be read in conjunction with the Company’s 2024 Form 10-K, which contains the Company’s audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended June 30, 2024.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all information and footnote disclosures necessary for a comprehensive presentation of financial position, results of operations, and cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) that are necessary for a fair financial statement presentation have been made. The interim results for the three months ended September 30, 2024, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the fiscal year ending June 30, 2025.

Consolidation

The Company has two wholly owned subsidiaries consisting of Rezolute (Bio) Ireland Limited, and Rezolute Bio UK, Ltd. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the unaudited condensed consolidated financial statements and the accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, determination if an allowance for credit losses is required for marketable debt securities, the fair value of an embedded derivative liability, fair value of share-based compensation, management’s assessment of going concern, and estimates related to clinical trial accrued liabilities. Actual results could differ from those estimates.

Risks and Uncertainties

The Company's operations may be subject to significant risks and uncertainties including financial, operational, regulatory and other risks associated with a clinical stage company, including the potential risk of business failure discussed in Note 2.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the financial statements in Item 8 of the 2024 Form 10-K.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a retrospective basis to all periods presented. The Company is evaluating the effect of adopting ASU 2023-07 and does not expect the amendments to have a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which expands income tax disclosures including changes in the rate reconciliation and income taxes paid information.  This ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company has not determined the timing for adoption of this standard.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not currently expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 2 — LIQUIDITY

As a clinical stage business, the Company has not yet generated any revenues and had an accumulated deficit of $344.8 million as of September 30, 2024. For the three months ended September 30, 2024, the Company incurred a net loss of $15.4 million and net cash used in operating activities amounted to $16.0 million. For the fiscal year ended June 30, 2024, the Company incurred a net loss of $68.5 million and net cash used in operating activities amounted to $57.4 million. As of September 30, 2024, the Company’s capital resources consist of cash and cash equivalents of $10.5 million, short-term investments in marketable debt securities of $97.8 million and long-term investments in marketable debt securities of $9.6 million.

As discussed in Note 7, the Company completed the 2024 Private Placement in July 2024 that resulted in the sale of 1.5 million shares of common stock for net cash proceeds of $6.0 million.

As of September 30, 2024, the Company has total liabilities of $10.0 million, including current liabilities of $8.0 million. As discussed in Note 5, the Company is subject to license agreements that provide for future contractual payments upon achievement of various milestone events. Pursuant to the XOMA License Agreement (as defined below), a $5.0 million milestone payment will be due upon dosing of the last patient in a Phase 3 clinical trial for ersodetug. The commitment to pay the last patient dosing milestone of $5.0 million for the ersodetug Phase 3 clinical trial is expected to be recognized as a liability and corresponding expense within 12 months.

Management believes the Company’s existing cash and cash equivalents and investments in marketable debt securities will be adequate to meet the Company’s contractual obligations and carry out ongoing clinical trials and other planned activities through November 2025, at a minimum.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 —INVESTMENTS IN MARKETABLE DEBT SECURITIES

Investments in marketable debt securities are accounted for as available-for-sale investments at fair value and consist of the following (in thousands):

	September 30,	June 30,
	2024	2024
Short-term investments	$97,801	$56,478
Long-term investments	9,552	263
Total investments	$107,353	$56,741

The Company only invests in liquid, high quality debt securities. Nonetheless, all of these investments are subject to interest rate and credit risk that may result in fluctuations in the fair value of the investments. To minimize exposure due to an adverse shift in interest rates, the Company generally invests in securities with expected maturities of two years or less while maintaining a weighted average maturity of one year or less. As of September 30, 2024, investments in marketable debt securities with an aggregate fair value of $97.8 million are scheduled to mature during the 12-month period ending September 30, 2025. All remaining investments, with an aggregate fair value of $9.6 million, are scheduled to mature during the 12-month period ending September 30, 2026.

During the three months ended September 30, 2024, marketable debt securities for $23.8 million matured and were reinvested in additional marketable debt securities. The Company used $73.2 million of cash and cash equivalents to purchase investments in marketable debt securities of the proceeds during the three months ended September 30, 2024. The Company did not sell any marketable debt securities prior to the scheduled maturity dates for the three months ended September 30, 2024.

Accrued interest receivable on all marketable debt securities amounted to $0.5 million and $0.4 million as of September 30, 2024 and June 30, 2024, respectively. Accrued interest receivable is included in other current assets in the accompanying condensed consolidated balance sheets.

For the three months ended September 30, 2024, the Company did not recognize any allowance for credit losses or other than temporary impairment related to investments in marketable debt securities. The following table summarizes the cumulative unrealized gains and losses that result in differences between the amortized cost basis and fair value of the Company’s marketable debt securities held as of September 30, 2024 (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Corporate commercial paper	$31,485	$37	$—	$31,522
Obligations of U.S. government agencies	5,253	24	—	5,277
U.S. Treasury obligations	13,651	14	(1)	13,664
Corporate notes and bonds	56,675	217	(2)	56,890
Total	$107,064	$292	$(3)	$107,353

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 — OPERATING LEASES

The carrying values of all right-of-use assets and operating lease liabilities is as follows (in thousands):

	September 30,	June 30,
	2024	2024
Right-of-use assets	$1,751	$1,880

Operating lease liabilities:
Current	$584	$568
Long-term	1,499	1,660
Total	$2,083	$2,228

For the three months ended September 30, 2024 and 2023, operating lease expense is included under the following captions in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	2024	2023
Research and development	$119	$131
General and administrative	48	42
Total	$167	$173

As of September 30, 2024, the weighted average remaining lease term under operating leases was 3.0 years, and the weighted average discount rate for operating lease liabilities was 7.1%. Future cash payments under all operating lease agreements as of September 30, 2024 are as follows (in thousands):

Fiscal year ending June 30,
Remainder of fiscal year 2025	$564
2026	770
2027	750
Thereafter	224
Total lease payments	2,308
Less imputed interest	(225)
Present value of operating lease liabilities	$2,083

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

In January 2022, the Company was required to make a milestone payment under the XOMA License Agreement of $2.0 million that became due upon the dosing of the last patient in the Company’s Phase 2b Clinical Trial for ersodetug. In April 2024, the Company was required to make a milestone payment under the XOMA License Agreement of $5.0 million that became due upon dosing of the first patient in the Company’s Phase 3 Clinical Trial for ersodetug. Upon the achievement of certain clinical and regulatory events under the XOMA License Agreement, the Company will be required to make additional milestone payments to XOMA up to $30.0 million. After the clinical and regulatory milestones, the Company will be required, upon the future commercialization of ersodetug, to pay royalties to XOMA based on the net sales of the related products and additional milestone payments to XOMA up to $185.0 million related to

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

annual net sales amounts. There have been no events that would result in any royalty payments owed under the XOMA License Agreement to date. The Company records a liability and corresponding expense for milestone payments under license agreements in the period that the milestone event is achieved. The next milestone payment of $5.0 million will be due upon dosing of the last patient in either of the Phase 3 clinical trials for ersodetug.

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

Concurrently with the execution of the Loan Agreement, the Company entered into an exit fee agreement (the “Exit Fee Agreement”) that provides for a fee of 4.00% of the funded principal balance for a total of $0.6 million in the event certain transactions (defined as “Exit Events”) occur prior to April 13, 2031. The Exit Fee Agreement was not impacted by the termination of the Loan Agreement discussed above. The Company is accounting for the Exit Fee Agreement as an embedded derivative liability with an estimated fair value of $0.5 million as of September 30, 2024 and June 30, 2024. Exit Events include, but are not limited to, sales of substantially all assets, certain mergers, change of control transactions, and issuances of common stock that result in new investors owning more than 35% of the Company’s shares. Fair value of this embedded derivative liability is reassessed at the end of each reporting period with changes in fair value recognized as a non-operating gain or loss.

NOTE 7 — SHAREHOLDERS’ EQUITY

Pre-Funded Warrants

Between October 2021 and June 2024, the Company issued fully vested pre-funded warrants (“PFWs”) exercisable to purchase an aggregate of 21.3 million shares of common stock. As of September 30, 2024, all outstanding PFWs meet the requirements to be classified in shareholders’ equity under the caption additional paid-in capital. The PFWs do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of common stock are entitled. The exercise prices of the PFWs are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting holders of common stock. In the event of certain fundamental corporate transactions, the holders of the PFWs are entitled to receive the kind and amount of securities, cash or other property that the holders would have received had they exercised the PFWs immediately prior to such transaction.

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

comply with the respective OBP terms, all of the PFWs may be exercised at any time by paying the respective exercise price or electing to exercise on a cashless basis.

As of June 30, 2024, the Company had an aggregate of 15,020,371 PFWs that were outstanding. The following table summarizes PFW activity for the three months ended September 30, 2024:

	2021		2022		Exchange		2024
	PFWs		PFWs		PFWs		PFWs		Total
Outstanding, June 30, 2024	123,000	(1)	8,147,371	(2)	3,000,000	(3)	3,750,000	(4)	15,020,371
Cashless exercise of PFWs:
Shares surrendered for exercise price	—		—		(131)		—		(131)
Shares of common stock issued	—		—		(610,273)		—		(610,273)
Outstanding, September 30, 2024	123,000		8,147,371		2,389,596		3,750,000		14,409,967
(1)	In connection with an underwritten offering in October 2021, PFWs were issued to purchase 1,661,461 shares of common stock at an issuance price of $6.49 per share (the “2021 PFWs”). The exercise price of the 2021 PFWs is $0.01 per share.
(2)	In connection with a registered direct offering in May 2022, the Company issued 1,973,684 Class A PFWs and 10,947,371 Class B PFWs to purchase an aggregate of 12,921,055 shares of common stock at an issuance price of $3.799 per warrant (the “2022 PFWs”). The exercise price of the 2022 PFWs is $0.001 per share. For the fiscal year ended June 30, 2024, the holders elected cashless exercises for a total of 4,773,684 of the 2022 PFWs resulting in 8,147,371 shares that remained outstanding as of June 30, 2024. The 2022 PFWs were classified within shareholders’ equity for the entirety of the fiscal quarter ended September 30, 2024 and the fiscal year ended June 30, 2024.
(3)	As discussed below under the caption Exchange Agreement, the Company issued 3,000,000 Exchange PFWs on March 8, 2024. The exercise price of the Exchange PFWs is $0.001 per share. The Exchange PFWs were initially classified as a derivative liability until May 13, 2024 when the terms were amended to permit reclassification within shareholders’ equity.
(4)	As discussed below under the caption 2024 Underwritten Offering, the Company issued 2024 PFWs for the purchase of 3,750,000 shares of common stock on June 17, 2024. The exercise price of the 2024 PFWs is $0.001 per share.

2024 Private Placement

In June 2024, the Company entered into a securities purchase agreement (the “2024 SPA”) with Handok, Inc. and one other investor relating to a private placement (the “2024 Private Placement”), pursuant to which 1,500,000 shares of common stock were issued at a purchase price of $4.00 per share. Closing of the 2024 Private Placement occurred in July 2024, resulting in net proceeds of $6.0 million after deduction of offering costs.

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Jefferies Open Market Sales Agreement

On November 14, 2023, the Company and Jefferies LLC (the “Agent”) entered into an open market sales agreement (the “Sales Agreement”) that provides for an “at the market” offering for the sale of up to $50.0 million in shares of the Company’s common stock (the “Placement Shares”) through the Agent. The Agent is acting as sales agent and is required to use commercially reasonable efforts to sell all of the Placement Shares requested to be sold by the Company, consistent with the Agent’s normal trading and sales practices, on mutually agreed terms between the Agent and the Company. The Sales Agreement will terminate when all of the Placement Shares have been sold, or earlier upon the election of either the Company or the Agent.

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

For the three months ended September 30, 2024, the Company did not elect to sell any shares of its common stock pursuant to the Sales Agreement. Accordingly, the maximum amount remaining for sale under the Sales Agreement amounts to $50.0 million as of September 30, 2024.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 — SHARE-BASED COMPENSATION AND WARRANTS

Stock Option Plans

Presented below is a summary of the number of shares outstanding, authorized, and available for future grants under the Company’s stock option plans and an inducement grant not associated with a stock option plan as of September 30, 2024 (in thousands):

	Number of Shares as of September 30, 2024
Description	Authorized	Outstanding	Available
2015 Plan	17	17	—
2016 Plan	123	123	—
2019 Plan	200	200	—
2021 Plan	10,580	10,160	420
Inducement Grant	275	275	—
Total	11,195	10,775	420

2022 Employee Stock Purchase Plan

On June 16, 2022, the Company’s shareholders approved the adoption of the 2022 Employee Stock Purchase Plan (the “2022 ESPP”). The 2022 ESPP provides an opportunity for employees to purchase the Company’s common stock through accumulated payroll deductions.

The 2022 ESPP has consecutive offering periods that begin approximately every 6 months commencing on the first trading day on or after July 1 and terminating on the last trading day of the offering period ending on December 31 and commencing on the first trading day on or after January 1 and terminating on the last trading day of the offering period ending on June 30. The 2022 ESPP reserves 0.5 million shares for purchases. There have been no offering periods under the 2022 ESPP through September 30, 2024.

Stock Options Outstanding

For the three months ended September 30, 2024, the following table sets forth a summary of the combined activity under the Company’s stock option plans and an inducement grant not associated with a stock option plan (shares in thousands):

	Shares		Price (1)	Term (2)
Outstanding, June 30, 2024	10,891		$3.82	8.1
Grants to employees	240		4.73
Exercises	(38)	(3)	2.44
Forfeited	(318)		2.61
Outstanding, September 30, 2024	10,775	(4)	3.88	7.7
Vested, September 30, 2024	5,525	(5)	5.07	7.2
(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term for the number of years until the stock options expire.
(3)	The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the three months ended September 30, 2024, was $0.1 million.
(4)	As of September 30, 2024, the intrinsic value of outstanding options was approximately $19.2 million.
(5)	As of September 30, 2024, the aggregate intrinsic value of vested stock options was approximately $7.5 million.

For the three months ended September 30, 2024, the aggregate fair value of stock options granted for approximately 0.2 million shares of common stock amounted to $0.8 million or approximately $3.45 per share as of the grant dates. Fair value was computed using the Black-Scholes-Merton (“BSM”) option-pricing model and will result in the recognition of compensation cost ratably over the expected vesting period of the stock options.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended September 30, 2024, the fair value of stock options was estimated on the respective dates of grant, with the following weighted-average assumptions:

Market price of common stock on grant date	$4.73
Expected volatility	84%
Risk free interest rate	3.7%
Expected term (years)	6.1
Dividend yield	0%

Share-based compensation expense for the three months ended September 30, 2024 and 2023 is included under the following captions in the unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	2024	2023
Research and development	$712	$840
General and administrative	688	1,009
Total	$1,400	$1,849

Unrecognized share-based compensation expense is approximately $10.4 million as of September 30, 2024. This amount is expected to be recognized over a weighted average period of 1.8 years.

Pre-Funded Warrants

PFWs are outstanding for a total of 14.4 million shares as of September 30, 2024. Please refer to Note 7 for additional information about outstanding PFWs.

Legacy Warrants

In connection with an equity financing in October 2020, the Company issued warrants entitling the holders to purchase approximately 0.8 million shares of common stock. The warrants are exercisable at $19.50 per share for a period of seven years, may be exercised on a cash or cashless basis at the election of the holders, and the holders are entitled to share in any dividends or distributions payable to holders of common stock on an as-converted basis (“the Participating Warrants”). Additionally, the Company has issued warrants in conjunction with various debt and equity financings and for services. As of September 30, 2024, all of the warrants were vested. The Participating Warrants and other warrants are collectively referred to as the “Legacy Warrants.”

For the three months ended September 30, 2024, no Legacy Warrants were granted or exercised. The following table sets forth a summary of all Legacy Warrants for the three months ended September 30, 2024 (shares in thousands):

	Shares	Price (1)	Term (2)
Outstanding, June 30, 2024	861	$20.28	3.2
Expirations	(10)	52.00
Outstanding, September 30, 2024	851	19.90	3.0
(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term for the number of years until the warrants expire.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Licensing Commitments

Please refer to Note 5 for further discussion of commitments to make milestone payments and to pay royalties under license agreements with XOMA and ActiveSite.

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At each reporting period, the Company evaluates known claims to determine whether a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. As of September 30, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations. Legal fees are expensed as incurred.

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

Investors in 2024 Private Placement

Handok was an investor in the 2024 Private Placement discussed in Note 7 for which the Company issued 1,250,000 shares of common stock at a purchase price of $4.00 resulting in gross proceeds of $5.0 million.

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

For the three months ended September 30, 2024 and 2023, the Company did not recognize any income tax benefit due to a full valuation allowance on its deferred income tax assets. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three months ended September 30, 2024 and 2023.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 — NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock and PFWs during periods when the PFWs are accounted for as equity instruments. Common shares associated with PFWs that are accounted for as equity instruments are included in the computation of basic and diluted net loss per share since the exercise price is negligible and all of the PFWs are fully vested and exercisable. Accordingly, the weighted average number of shares outstanding for basic and diluted net loss per share is computed as follows for the three months ended September 30, 2024 and 2023 (in thousands):

	2024	2023
Common Stock	55,167	36,827
2021 PFWs	123	1,661
2022 PFWs	8,147	12,921
Exchange PFWs	2,549	—
2024 PFWs	3,750	—
Total	69,736	51,409

For the three months ended September 30, 2024 and 2023, basic and diluted net loss per share were the same since all other common stock equivalents were anti-dilutive.

As of September 30, 2024 and 2023, the following outstanding potential common stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

	2024	2023
Stock options	10,775	9,109
Legacy warrants	851	888
Total	11,626	9,997

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy classification as of September 30, 2024 and June 30, 2024 (in thousands):

	Fair Value Measurement of Assets as of September 30, 2024
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$5,894	$5,894	$—	$—
Marketable debt securities:
Corporate commercial paper	31,522	—	31,522	—
U.S. Government agencies	5,277	—	5,277	—
U.S. Government treasuries	13,664	—	13,664	—
Corporate notes and bonds	56,890	—	56,890	—
Total	$113,247	$5,894	$107,353	$—

	Fair Value Measurement of Assets as of June 30, 2024
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$61,249	$61,249	$—	$—
Marketable debt securities:
Corporate commercial paper	20,929	—	20,929	—
U.S. Government agencies	1,997	—	1,997	—
U.S. Government treasuries	2,720	—	2,720	—
Corporate notes and bonds	30,832	—	30,832	—
Asset-backed securities	263	—	263	—
Total	$117,990	$61,249	$56,741	$—

Marketable debt securities classified as Level 2 within the valuation hierarchy generally consist of U.S. government agency securities, corporate bonds, and commercial paper. The Company determines the fair value of marketable debt securities based upon valuations obtained from third-party pricing sources. Except for the amounts shown in the table above, the Company did not have any other assets measured at fair value on a recurring basis as of September 30, 2024 and June 30, 2024.

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

The following table sets forth changes in the fair value of the Company’s embedded derivative liability measured at fair value liability for the three months ended September 30, 2024 and 2023 (in thousands):

	2024	2023
Fair value, beginning of period	$468	$412
Changes in fair value	15	14
Fair value, end of period	$483	$426

Except for the embedded derivative liability, the Company did not have any other liabilities measured at fair value on a recurring basis as of September 30, 2024 and June 30, 2024.

Due to the relatively short maturity of the respective instruments, the fair value of cash, accounts payable, and accrued liabilities approximated their carrying values as of September 30, 2024 and June 30, 2024.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three months ended September 30, 2024 and 2023, the Company did not have any transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and investments in marketable debt securities. The Company maintains cash in demand deposit accounts at a high-quality financial institution. As of and for the three months ended September 30, 2024 and 2023, cash deposits have exceeded the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation.

As of September 30, 2024, the Company has an aggregate of $41.3 million invested in the debt securities of issuers in the banking and financial services industries. While the Company’s investment policy requires investments in highly rated securities, a wide variety of broad economic factors and issuer-specific factors could result in credit agency downgrades below the Company’s minimum credit rating requirements that could result in losses regardless of whether the Company elects to sell the securities or hold them until maturity. To date, the Company has not experienced any credit losses or impairments of marketable debt securities due to credit rating agency downgrades.

NOTE 14 — SUBSEQUENT EVENTS

Exchange PFW Warrant Exercises

In October 2024, holders of Exchange PFWs provided notice of cashless exercises of the remaining 2,389,596 Exchange PFWs outstanding, which resulted in the issuance of 2,389,111 shares of common stock.

2022 PFW Warrant Exercise

On November 7, 2024, a holder of certain 2022 PFWs provided notice of cashless exercises of 2,526,318 Class B PFWs, which will result in the issuance of 2,525,883 shares of common stock in November 2024.

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

Our priority going into the end of 2024 and first half of 2025 is to execute across our two Phase 3 clinical trials. Our goals include (i) complete enrollment of ex-U.S. participants in the sunRIZE study, (ii) progress study start-up activities in the U.S. to enable U.S. participant enrollment in the sunRIZE study, and (iii) advance study start-up activities and begin enrollment for the Phase 3 registrational tumor HI study.

Ersodetug for congenital hyperinsulinism (cHI)

Congenital HI is the most common cause of recurrent and persistent hypoglycemia in children. Individuals with congenital HI typically present with signs or symptoms of hypoglycemia shortly after birth. Hypoglycemia can result in significant brain injury and death if not recognized and managed appropriately. Additionally, recurrent, or cumulative, hypoglycemia can lead to progressive and irreversible damage over time, including serious and devastating brain injury, seizures, neuro-developmental problems, feeding difficulties, and significant impact on patient and family quality of life. In cases that are unresponsive to medical management, surgical removal of the pancreas may be required. In those with diffuse disease where the whole pancreas is affected, a near-total pancreatectomy can be undertaken, although ongoing medical treatment of hypoglycemia is generally required for several years after surgery, before eventual insulin-dependent diabetes ensues. There are no U.S. Food and Drug Administration (“FDA”) approved therapies for all forms of congenital HI and the current standard of care treatments are suboptimal. The current treatments used by physicians include glucagon, diazoxide, somatostatin analogues and pancreatectomy. We estimate that in the U.S. alone the immediately addressable market for congenital HI is more than 1,500 individuals.

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

sunRIZE Phase 3 Study

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

The sunRIZE study is a global, randomized, double-blind, placebo-controlled, parallel arm evaluation of ersodetug in participants 3 months of age and older with congenital HI who are not adequately responding to standard of care medical therapies. Specifically, the study is evaluating the safety and efficacy of ersodetug in participants who are unable to achieve control of low blood sugars (“hypoglycemia” [<70 mg/dL]). The study will determine the ability of ersodetug to correct hypoglycemia as assessed by (i) hypoglycemia events using self-monitored blood glucose (“SMBG”) and (ii) time in hypoglycemia using continuous glucose monitoring (“CGM”) over 24 weeks of treatment.

On September 4, 2024, FDA lifted the partial clinical holds on ersodetug. We are currently conducting study start-up activities at sites in the U.S. in anticipation of enrolling U.S. participants in the sunRIZE study in the first part of calendar 2025. Topline results from the study are anticipated to be available in the second half of calendar 2025.

Ersodetug for tumor hyperinsulinism (HI)

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

Current therapies for insulinomas and NICTs can be grouped into two main categories: (a) tumor-directed de-bulking therapies (e.g. surgery, chemotherapy, radiotherapy), which may indirectly and/or eventually lead to decreased levels of circulating insulin and/or insulin-like substances, and therefore control HI and related hypoglycemia; and/or (b) medical therapies such as glucocorticoids that are used to attempt to treat the hypoglycemia. Tumor-directed therapies do not directly treat hypoglycemia caused by insulinomas or NICTs. In many cases, tumor-directed therapies are administered concurrently with medical therapies for hypoglycemia and in other cases successful treatment of hypoglycemia often enables the initiation and/or continuation of tumor-directed therapies, as indicated. During the period from diagnosis to surgical treatment, or if surgery is contraindicated or refused, medical treatments are often necessary to directly manage the HI and hypoglycemia induced by the tumor. Additionally, chronic medical management of refractory hypoglycemia is often necessary for patients who cannot be cured by surgery, such as those with extensive disease of the pancreas, multi-focal insulinomas, inoperable or unresectable benign or malignant insulinomas, metastatic insulinomas, non-pancreatic insulinomas, or NICT hypoglycemia resulting from a variety of other tumors.

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

On August 5, 2024, we announced FDA clearance of our Investigational New Drug (“IND”) application for a Phase 3 registrational study of ersodetug for the treatment of hypoglycemia due to tumor HI. This is the second rare disease program with ersodetug in Phase 3 development. We are initiating start-up activities for the study, which will be primarily conducted in the U.S., and patient enrollment is planned to commence in the first half of calendar 2025. Topline results from the study are anticipated to be available in the second half of calendar 2026.

The Phase 3 registrational study is a double-blind, randomized, placebo-controlled trial of 24 participants who have inadequately controlled hypoglycemia because of tumor HI. Eligible participants will be randomized in 1:1 fashion (12 per treatment arm) to receive ersodetug 9 mg/kg per week or matched placebo, as an add-on to standard of care. Up to 24 additional participants may be enrolled into an open-label arm, in participants whose hypoglycemia is being managed by IV glucose in a hospital setting. Following a 6-week pivotal treatment period, all participants may receive ersodetug in open-label extension. The primary endpoint is the change in Level 2 (moderate) and Level 3 (severe) hypoglycemia events by self-monitored blood glucose. Additional endpoints include overall hypoglycemia events, time in hypoglycemia by continuous glucose monitor, patient reported quality of life, hospitalizations, and change in glucose requirements (for open-label hospitalized participants.

Expanded Access Program (“EAP”)

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

RZ402 for diabetic macular edema (DME)

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

2024 Underwritten Offering

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

2024 Private Placement

In June 2024, we entered into a securities purchase agreement (the “2024 SPA”) with Handok, Inc. and one other investor relating to a private placement (the “2024 Private Placement”), pursuant to which we agreed to sell 1,500,000 shares of common stock at a purchase price of $4.00 per share. Closing of the 2024 Private Placement occurred in July 2024, whereby we received proceeds of $6.0 million.

Exchange PFW Exercises

On July 23, 2024, an investor from our March 2024 Exchange Agreement provided notice of cashless exercise of their Exchange PFWs. We issued 610,273 shares of our common stock on July 24, 2024, and we did not receive any cash proceeds from the exercise. Subsequently, in October 2024, additional holders of Exchange PFWs provided notice of cashless exercise of their PFWs. We issued 2,389,111 shares of our common stock in October 2024 and did not receive any cash proceeds from the exercise.

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

Interest and other income. Interest and other income consist primarily of interest income earned on marketable debt securities and temporary cash investments, amortization of investment premiums and accretion of investment discounts, and realized gains on investments in marketable debt securities.

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

With respect to our significant accounting policies that are described in Note 1 to our consolidated financial statements included in Item 8 of our 2024 Form 10-K, we believe that the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

Clinical Trial Accruals

Clinical trial costs are a component of R&D expenses. We accrue and recognize expenses for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with clinical research organizations and clinical trial sites. We determine the estimates through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services. Nonrefundable advance payments for goods and services that will be used or rendered in future R&D activities are deferred and recognized as expense in the period that the related goods are delivered, or services are performed.

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

Results of Operations

Three months ended September 30, 2024 and 2023

Revenue. As a late-stage rare disease company, we did not generate any revenue for the three months ended September 30, 2024 and 2023. We are at a late stage of clinical development and do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. We do not expect to be able to generate revenue from any of our product candidates for several years.

Research and development expenses. R&D expenses for the three months ended September 30, 2024 and 2023 were as follows (in thousands, except percentages):

	September 30,		Increase
	2024	2023	Amount	Percent
Total R&D expenses	$12,754	$12,214	$540	4%

The increase in R&D expenses of $0.5 million for the three months ended September 30, 2024 was primarily attributable to a net increase of $0.6 million in costs incurred for our two clinical candidate programs, of which the ersodetug program had an increase in spending of $1.9 million and the RZ402 program had a decrease in spending of $1.3 million. This increase was partially offset by a $0.2 million decrease in other preclinical toxicology expenses, and a $0.1 million increase in R&D related compensation and benefits.

The increase in ersodetug program costs of $1.9 million primarily was driven by an increase of $1.7 million for higher spending on drug substance and drug product manufacturing and process performance qualification batch productions, and a $0.2 million increase in clinical trial costs due to the ongoing enrollment of patients in the congenital HI Phase 3 clinical study.

RZ402 program costs decreased by $1.3 million due to a $1.2 million decrease in clinical operation costs related to the Phase 2 study, for which the final patients completed the protocol in April 2024, and a $0.1 million decrease in manufacturing preclinical, toxicology and other related program costs.

Compensation and benefits for our R&D workforce increased by approximately $0.1 million. Cash-based compensation and benefits increased by approximately $0.2 million due to an increase in performance-related bonus accruals.

General and administrative expenses. G&A expenses for the three months ended September, 2024 and 2023 were as follows (in thousands, except percentages):

	September 30,		Increase
	2024	2023	Amount	Percent
Total G&A expenses	$4,187	$3,700	$487	13%

The increase in G&A expenses of $0.5 million for the three months ended September 30, 2024, was primarily attributable to an increase in consulting expenses of $0.3 million related to business development and an increase of $0.2 million in compensation and benefits for our G&A workforce.

Cash-based compensation and benefits for our G&A workforce increased by approximately $0.5 million and was partially offset by a reduction of share-based compensation of $0.3 million. This $0.5 million increase in cash-based compensation was primarily attributable to an increase in the average number of G&A employees from 14 for the three months ended September 30, 2023, to 18 employees for the three months ended September 30, 2024. Share-based compensation for our G&A workforce decreased by $0.3 million from $1.0 million for the three months ended September 30, 2023 to $0.7 million for the three months ended September 30, 2024. This decrease in share-based compensation expense was primarily attributable to stock options that became fully vested during the fiscal year ended June 30, 2024.

Interest and other income. Interest and other income amounted to $1.6 million for the three months ended September 30, 2024, compared to $1.4 million for the three months ended September 30, 2023. This increase of $0.2 million was primarily due to an increase in the average value of money market funds and investments in marketable debt securities from $98.8 million at September 30, 2023 to $107.4 million as of September 30, 2024 as investment maturities were utilized to fund operating activities. Investments in marketable debt securities are our primary source of liquidity to fund clinical expenditures and other operating expenses.

Income taxes. For the three months ended September 30, 2024 and 2023, we did not recognize any income tax benefit due to our net losses, and our determination that a valuation allowance was required for all of our deferred income tax assets.

Liquidity and Capital Resources

Short-term Liquidity Requirements

As of September 30, 2024, we had cash and cash equivalents of $10.5 million, short-term marketable debt securities of $97.8 million and working capital was approximately $102.2 million. We have incurred cumulative net losses of $344.8 million since our inception and as a clinical stage company we have not generated any meaningful revenue to date. Our most significant contractual obligations consist of milestone payments pursuant to licensing agreements with XOMA Corporation (“XOMA”) and ActiveSite Pharmaceuticals, Inc. (“ActiveSite”) discussed below.

Our primary source of liquidity has historically been from the completion of private placements and public offerings of our equity securities, as well as proceeds from the issuance of debt securities. For the three months ended September 30, 2024, we received proceeds of $6.0 million related to a private placement of 1.5 million shares of common stock. For further information about the key terms and results of our equity financing activities completed in the fourth quarter of fiscal year 2024 for net proceeds of $62.6 million and the first quarter of fiscal year 2025 for net proceeds of $6.0 million, please refer to the discussion above under the caption Recent Developments. The completion of equity financings between May 2022 and September 2024 is the primary source of our total cash, cash equivalents and short-term investments in marketable debt securities of $108.3 million as of September 30, 2024.

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

Remaining cash payments related to existing contractual obligations for the 12-months ending September 30, 2025 include approximately (i) $0.7 million under all of our operating lease agreements, (ii) a milestone payment to XOMA of $5.0 million due upon dosing of the last patient in any of our Phase 3 clinical trials for ersodetug. Due to uncertainties in the timing associated with clinical trial activities, it is possible that the milestone payment due upon dosing of the last patient could be delayed beyond September 30, 2025.

Based on our cash and cash equivalents balance of $10.5 million and investments in short-term marketable debt securities balance of $97.8 million as of September 30, 2024, we believe we have adequate capital resources to meet all of our contractual obligations and conduct all planned activities to advance our clinical trials at least through the next 12 months.

Long-term Liquidity Requirements

Our most significant long-term contractual obligations consist of additional clinical and regulatory milestone payments up to $30.0 million payable to XOMA and additional milestone payments up to $25.0 million payable to ActiveSite. Of these amounts, we expect that $5.0 million will be payable to XOMA during the 12-month period ending September 30, 2025 as discussed above under the caption Short-term Liquidity Requirements. Up to $50.0 million of the remaining milestone payments that may become payable are considered a long-term liquidity requirement. Due to uncertainties in the timing associated with clinical trial activities and regulatory approvals, there is even greater uncertainty in forecasting the timing of future clinical and regulatory milestone payments to XOMA and ActiveSite that may extend beyond the next 12 months.

In addition to the clinical and regulatory milestone payments discussed above, upon the future commercialization of ersodetug and RZ402 we will be obligated to pay additional milestone payments and royalties based on the net sales of the related products and alternative indication regulatory approvals to XOMA and ActiveSite for an aggregate up to $202.5 million. These future milestones include $185.0 million in potential payments to XOMA and $17.5 million to ActiveSite for various sales-based milestones and alternative indication regulatory approvals. No assurance can be provided that commercialization will ever be achieved for ersodetug and RZ402, in which case none of these future payments may ever be required.

In addition to our licensing obligations, we also have long-term contractual obligations under existing operating lease agreements of $0.8 million for each of the fiscal years ending June 30, 2026 and 2027. Based on our current forecast, we expect that our existing cash, cash equivalents and investments in marketable debt securities will be sufficient to fund our long-term contractual obligations and conduct all planned activities to advance our clinical trials at least through the third quarter of calendar year 2025.

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

Presented below is an additional discussion about the ongoing requirements pursuant to our license agreements with XOMA and ActiveSite, along with additional information about our ongoing financing activities that impacted our liquidity and capital resources through September 30, 2024.

XOMA License Agreement

In December 2017, we entered into a license agreement (the “XOMA License Agreement”) with XOMA through its wholly-owned subsidiary, XOMA (US) LLC, pursuant to which XOMA granted an exclusive global license to develop and commercialize XOMA 358 (formerly X358 or RZ358, now ersodetug) for all indications. In January 2019, the XOMA License Agreement was amended with an updated payment schedule, as well as revised the amount we were required to expend on development of ersodetug and related licensed products, and revised provisions with respect to our diligence efforts in conducting clinical studies.

Upon the achievement of certain clinical and regulatory events, we will be required to make up to $37.0 million in aggregate milestone payments to XOMA. Milestone payments made to date include a $2.0 million payment in January 2022 for the enrollment of the last patient of the Phase 2 clinical study and $5.0 million paid in May 2024 related to the first patient enrollment in a Phase 3 study. We record a liability for milestone payments in our financial statements on the date that we achieve the milestone event. The next milestone payment of $5.0 million will be due upon the enrollment of the last patient in a Phase 3 study, which we believe will occur in the next twelve months. Additionally, upon the future commercialization of ersodetug, we will be required to pay royalties to XOMA based on the net sales of the related products, and milestone payments up to an additional $185.0 million if future annual sales related to ersodetug exceed targets ranging from $100.0 million to $1.0 billion. Through September 30, 2024, no events have occurred that would result in the requirement to make additional milestone payments and no royalties have been incurred.

ActiveSite License Agreement

In August 2017, we entered into a Development and License Agreement with ActiveSite (“ActiveSite License Agreement”) pursuant to which we acquired the rights to ActiveSite’s PKI portfolio. We are planning to use the PKI Program to develop, file, manufacture, market and sell products for diabetic macular edema and other therapeutic indications. The ActiveSite License Agreement requires various milestone payments ranging from $1.0 million to $10.0 million when milestone events occur, up to an aggregate of $46.5 million of aggregate milestone payments. The first milestone payment for $1.0 million was paid in December 2020 after completion of preclinical work and submission of an IND to the FDA for RZ402. The second milestone payment for $3.0 million became due upon dosing of the first patient in a Phase 2 study in February 2023. Remaining milestone payments under the ActiveSite License Agreement for various clinical and regulatory milestones amount to $25.0 million and milestones after commercial success or alternative indication approvals amount to $17.5 million. We will also be required to pay royalties equal to 2.0% of any sales of products that use the PKI Program. Through September 30, 2024, no events have occurred that would result in the requirement to make additional milestone payments and no royalties have been incurred.

Cash Flows Summary

Presented below is a summary of our operating, investing, and financing cash flows for the three months ended September 30, 2024 and 2023 (in thousands):

	2024	2023	Change
Net cash provided by (used in):
Operating activities	$(16,014)	$(10,585)	$(5,429)
Investing activities	(49,410)	2,606	(52,016)
Financing activities	5,500	—	5,500

Cash Used in Operating Activities

For the three months ended September 30, 2024 and 2023, cash used in operating activities amounted to $16.0 million and $10.6 million, respectively. The key components in the calculation of our cash used in operating activities are as follows (in thousands):

	2024	2023	Change
Net loss	$(15,378)	$(14,524)	$(854)
Non-cash expenses	1,550	1,995	(445)
Accretion of discounts and amortization of premiums on marketable debt securities, net	(832)	973	(1,805)
Changes in operating assets and liabilities, net	(1,354)	971	(2,325)
Total	$(16,014)	$(10,585)	$(5,429)

For the three months ended September 30, 2024, our net loss was $15.4 million compared to $14.5 million for the three months ended September 30, 2023. For further discussion about changes in our operating results for the three months ended September 30, 2024 and 2023, please refer to Results of Operations above.

For the three months ended September 30, 2024 and 2023, our non-cash expenses of $1.6 million and $2.0 million, respectively, were primarily attributable to share-based compensation expense, and non-cash lease expense.  For the three months ended September 30, 2024 and 2023, amortization of premiums exceeded accretion of discounts on marketable debt securities by $0.8 million. For the three months ended September 30, 2023, accretion of discounts exceeded amortization of premiums on marketable debt securities by $1.0 million. Accretion of discounts and amortization of premiums on marketable debt securities are a component of interest income that results from investing in marketable debt securities at premiums and discounts. For the three months ended September 30, 2024, net changes in operating assets and liabilities decreased operating cash flow by $1.4 million, primarily driven by a net decrease of $1.3 million in accounts payable and other accrued liabilities, and an increase in prepaid expenses and other assets of $0.1 million. For the three months ended September 30, 2023, net changes in operating assets and liabilities increased operating cash flow by $1.0 million, primarily driven by a net increase of $1.9 million in accounts payable and other accrued liabilities. This amount was partially offset by cash outflows resulting from an increase in prepaid expenses and other assets of $0.9 million.

Cash Provided by or Used in Investing Activities

For the three months ended September 30, 2024, our net cash used in investing activities amounted to $49.4 million. For the three months ended September 30, 2024, we received proceeds of $23.8 million upon the maturity of certain marketable debt securities.  These cash proceeds from maturities, along with certain proceeds from the 2024 Public Underwritten Offering in June 2024 and 2024 Private Placement in July 2024, were used to purchase a total of $73.2 million of marketable debt securities.

For the three months ended September 30, 2023, our net cash provided by investing activities amounted to $2.6 million, primarily related to the maturity of marketable debt securities $18.6 million partially offset by $16.0 million of purchases of marketable debt securities.

Cash Provided by or Used in Financing Activities

For the three months ended September 30, 2024, our net cash provided by financing activities was $5.5 million.  Cash inflows amounted to $6.1 million consisting of $6.0 of proceeds from the 2024 Private Placement and proceeds of $0.1 million of proceeds the exercise of employee stock options. These amounts were partially offset by cash outflows related to the payments of offering costs of $0.6 million incurred in connection with the 2024 Public Underwritten Offering.

There was no net cash provided by or used in financing activities for the three months ended September 30, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive and Financial Officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Principal Executive and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on that assessment under those criteria, our management has determined that our internal control over financial reporting was effective as of September 30, 2024.

Changes in Internal Controls over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Risk Factor disclosures are set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the Securities and Exchange Commission (“SEC”) on September 19, 2024. As of the date of this Report, there have been no material changes with respect to the Risk Factor disclosures.

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

REZOLUTE, INC.

Date: November 7, 2024	By:	/s/ Nevan Charles Elam
Nevan Charles Elam
Chief Executive Officer
(Principal Executive and Financial Officer)