Form 10-Q
period 2024-12-31
Rezolute, Inc.
filed 2025-02-12
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

The registrant had 60,535,425 shares of its $0.001 par value common stock outstanding as of February 7, 2025.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2024 (the “Report”) contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “may”, “should”, “plan”, “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

●	our ability to obtain regulatory approvals for our drug candidates;
●	expectations regarding clinical development and the timing of clinical trials in the United States and outside of the United States;
●	projected operating or financial results, including anticipated cash flows to be used in operating activities;
●	expectations regarding capital expenditures, research and development (“R&D”) expenses and the timing of milestone payments required under license agreements;
●	our beliefs and assumptions relating to our liquidity position, including our ability to obtain additional financing;
●	our future dependence on third-party manufacturers or strategic partners to manufacture any of our pharmaceutical drugs and diagnostics that receive regulatory approval; and
●	our ability to identify strategic partners and enter into license, co-development, collaboration or similar arrangements.

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known and unknown risks, uncertainties and other factors including, but not limited to, the risks described in Part II, Item 1A. Risk Factors, of this report as well as “Risk Factors” described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “2024 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on September 19, 2024.

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many of these factors will be important in determining our future results. Consequently, no forward-looking statement can be guaranteed. Our future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this Report are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Report, except as otherwise required by applicable law.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Rezolute, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,	June 30,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$8,932	$70,396
Investments in marketable debt securities	87,608	56,478
Prepaid expenses and other	2,154	1,779
Total current assets	98,694	128,653

Long-term assets:
Investments in marketable debt securities	8,775	263
Deposits and other	2,832	1,838
Right-of-use assets	1,619	1,880
Property and equipment, net	87	103
Total assets	$112,007	$132,737

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,149	$4,901
Accrued liabilities:
Compensation and benefits	3,979	1,812
Accrued clinical and other	2,881	2,325
Current portion of operating lease liabilities	599	568
Total current liabilities	10,608	9,606

Long-term liabilities:
Operating lease liabilities, net of current portion	1,333	1,660
Embedded derivative liability	477	468
Total liabilities	12,418	11,734

Commitments and contingencies (Notes 5, 9 and 10)

Shareholders' equity:
Preferred stock, $0.001 par value; 400 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 165,000 and 100,000 shares authorized; issued and outstanding 60,535 and 53,246 shares as of December 31, 2024 and as of June 30, 2024, respectively	61	53
Additional paid-in capital	460,016	450,473
Accumulated other comprehensive income (loss)	64	(79)
Accumulated deficit	(360,552)	(329,444)
Total shareholders’ equity	99,589	121,003
Total liabilities and shareholders’ equity	$112,007	$132,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Operating expenses:
Research and development	$12,627	$12,039	$25,381	$24,253
General and administrative	4,453	3,155	8,640	6,855
Total operating expenses	17,080	15,194	34,021	31,108
Operating loss	(17,080)	(15,194)	(34,021)	(31,108)
Non-operating income (expense):
Interest and other income, net	1,344	1,303	2,922	2,707
Income (loss) from change in fair value of embedded derivative liability	6	(18)	(9)	(32)
Total non-operating income, net	1,350	1,285	2,913	2,675

Net loss	(15,730)	(13,909)	(31,108)	(28,433)

Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	(225)	236	143	303

Comprehensive loss	$(15,955)	$(13,673)	$(30,965)	$(28,130)

Net loss per common share:
Basic and diluted	$(0.22)	$(0.27)	$(0.45)	$(0.55)

Weighted average number of common shares outstanding:
Basic and diluted	69,940	51,408	69,839	51,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

Six Months Ended December 31, 2024 and 2023

(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Six Months Ended December 31, 2024:
Balances, June 30, 2024	53,246	$53	$450,473	$(79)	$(329,444)	$121,003
Gross proceeds from issuance of common stock for cash in 2024 Private Placement	1,500	1	5,999	—	—	6,000
Commissions and other offering costs	—	—	(45)	—	—	(45)
Issuance of common stock upon exercise of stock options	264	1	750	—	—	751
Share-based compensation	—	—	2,845	—	—	2,845
Cashless exercise of pre-funded warrants	5,525	6	(6)	—	—	—
Net change in accumulated other comprehensive income (loss)	—	—	—	143	—	143
Net loss	—	—	—	—	(31,108)	(31,108)
Balances, December 31, 2024	60,535	$61	$460,016	$64	$(360,552)	$99,589

Six Months Ended December 31, 2023:
Balances, June 30, 2023	36,827	$37	$377,471	$(351)	$(260,985)	$116,172
Share-based compensation	—	—	3,686	—	—	3,686
Cashless exercise of pre-funded warrants	2,798	3	(3)	—	—	—
Net change in accumulated other comprehensive income (loss)	—	—	—	303	—	303
Net loss	—	—	—	—	(28,433)	(28,433)
Balances, December 31, 2023	39,625	$40	$381,154	$(48)	$(289,418)	$91,728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,108)	$(28,433)
Share-based compensation expense	2,845	3,686
Loss from change in fair value of embedded derivative liability	9	27
Non-cash lease expense	261	276
Accretion of discounts and amortization of premiums on marketable debt securities, net	(1,557)	(1,181)
Depreciation expense	16	20
Changes in operating assets and liabilities:
Increase in prepaid expenses, deposits, and other assets	(1,369)	(494)
Increase (decrease) in accounts payable	(1,203)	325
Increase in accrued liabilities	2,426	2,169
Net Cash Used in Operating Activities	(29,680)	(23,605)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable debt securities	(98,669)	(40,156)
Proceeds from maturities of marketable debt securities	60,728	60,522
Total Cash Provided by (Used in) Investing Activities	(37,941)	20,366

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	751	—
Gross proceeds from issuance of common stock in 2024 Private Placement	6,000	—
Payment of offering costs	(594)	(293)
Net Cash Provided by (Used in) Financing Activities	6,157	(293)

Net decrease in cash and cash equivalents	(61,464)	(3,532)
Cash and cash equivalents at beginning of period	70,396	16,036
Cash and cash equivalents at end of period	$8,932	$12,504

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—
Cash paid for amounts included in the measurement of operating lease liabilities	370	361
Operating lease liabilities incurred in exchange for right-of-use-assets	—	352

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payables for offering costs	$—	$22

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and the rules and regulations of the SEC for interim financial information, including the instructions to Form 10-Q and Article 8 of Regulation S-X.

The condensed consolidated balance sheet as of June 30, 2024, has been derived from the Company’s audited consolidated financial statements. The unaudited interim financial statements should be read in conjunction with the 2024 Form 10-K, which contains the Company’s audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended June 30, 2024.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the interim financial statements do not include all information and footnote disclosures necessary for a comprehensive presentation of financial position, results of operations, and cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) that are necessary for a fair financial statement presentation have been made. The interim results for the three and six months ended December 31, 2024, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the fiscal year ending June 30, 2025.

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

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The Company is required to adopt ASU 2023-07 in its annual financial statements for the fiscal year ending June 30, 2025, and for interim periods thereafter. Adoption is required to be applied on a retrospective basis to all periods presented. The Company does not expect the adoption of ASU 2023-07 will have a material impact on its consolidated financial statements.

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

NOTE 2 — LIQUIDITY

As a clinical stage business, the Company has not yet generated any revenues and had an accumulated deficit of $360.6 million as of December 31, 2024. For the six months ended December 31, 2024, the Company incurred a net loss of $31.1 million and net cash used in operating activities amounted to $29.7 million. For the fiscal year ended June 30, 2024, the Company incurred a net loss of $68.5 million and net cash used in operating activities amounted to $57.4 million. As of December 31, 2024, the Company’s capital resources consist of cash and cash equivalents of $8.9 million, short-term investments in marketable debt securities of $87.6 million and long-term investments in marketable debt securities of $8.8 million.

As discussed in Note 7, the Company completed the 2024 Private Placement in July 2024 that resulted in the sale of 1.5 million shares of common stock for gross cash proceeds of $6.0 million.

As of December 31, 2024, the Company has total liabilities of $12.4 million, including current liabilities of $10.6 million. As discussed in Note 5, the Company is subject to license agreements that provide for future contractual payments upon achievement of various milestone events. Pursuant to the XOMA License Agreement (as defined below), a $5.0 million milestone payment will be due upon dosing of the last patient in a Phase 3 clinical trial for ersodetug. The commitment to pay the last patient dosing milestone of $5.0 million for the ersodetug Phase 3 clinical trial is expected to be recognized as a liability and corresponding expense within 12 months.

Management believes the Company’s existing cash, cash equivalents and investments in marketable debt securities will be adequate to meet the Company’s contractual obligations and carry out ongoing clinical trials and other planned activities through February 2026, at a minimum.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 —INVESTMENTS IN MARKETABLE DEBT SECURITIES

Investments in marketable debt securities are accounted for as available-for-sale investments at fair value and consist of the following (in thousands):

	December 31,	June 30,
	2024	2024
Short-term investments	$87,608	$56,478
Long-term investments	8,775	263
Total investments	$96,383	$56,741

The Company only invests in liquid, high quality debt securities. Nonetheless, all of these investments are subject to interest rate and credit risk that may result in fluctuations in the fair value of the investments. To minimize exposure due to an adverse shift in interest rates, the Company generally invests in securities with expected maturities of two years or less while maintaining a weighted average maturity of one year or less. As of December 31, 2024, investments in marketable debt securities with an aggregate fair value of $87.6 million are scheduled to mature during the 12-month period ending December 31, 2025. All remaining investments, with an aggregate fair value of $8.8 million, are scheduled to mature during the 12-month period ending December 31, 2026.

During the six months ended December 31, 2024, marketable debt securities for $60.7 million matured and were reinvested in additional marketable debt securities. The Company used $98.7 million of cash and cash equivalents to purchase investments in marketable debt securities during the six months ended December 31, 2024. The Company did not sell any marketable debt securities prior to the scheduled maturity dates for the six months ended December 31, 2024.

Accrued interest receivable on all marketable debt securities amounted to $0.6 million and $0.4 million as of December 31, 2024 and June 30, 2024, respectively. Accrued interest receivable is included in other current assets in the accompanying unaudited condensed consolidated balance sheets.

For the three and six months ended December 31, 2024, the Company did not recognize any allowance for credit losses or other than temporary impairment related to investments in marketable debt securities. The following table summarizes the cumulative unrealized gains and losses that result in differences between the amortized cost basis and fair value of the Company’s marketable debt securities held as of December 31, 2024 (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Corporate commercial paper	$29,679	$9	$(13)	$29,675
Obligations of U.S. government agencies	6,281	11	(1)	6,291
U.S. Treasury obligations	2,747	3	—	2,750
Corporate notes and bonds	57,612	92	(37)	57,667
Total	$96,319	$115	$(51)	$96,383

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 — OPERATING LEASES

The carrying value of all right-of-use assets and operating lease liabilities is as follows (in thousands):

	December 31,	June 30,
	2024	2024
Right-of-use assets	$1,619	$1,880

Operating lease liabilities:
Current	$599	$568
Long-term	1,333	1,660
Total	$1,932	$2,228

For the three and six months ended December 31, 2024 and 2023, operating lease expense is included under the following captions in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Research and development	$119	$130	$238	$261
General and administrative	48	39	96	81
Total	$167	$169	$334	$342

As of December 31, 2024, the weighted average remaining lease term under operating leases was 2.8 years, and the weighted average discount rate for operating lease liabilities was 7.1%. Future cash payments under all operating lease agreements as of December 31, 2024 are as follows (in thousands):

Fiscal year ending June 30,
Remainder of fiscal year 2025	$378
2026	770
2027	750
Thereafter	224
Total lease payments	2,122
Less imputed interest	(190)
Present value of operating lease liabilities	$1,932

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

In January 2022, the Company was required to make a milestone payment under the XOMA License Agreement of $2.0 million that became due upon the dosing of the last patient in the Company’s Phase 2b Clinical Trial for ersodetug. In April 2024, the Company was required to make a milestone payment under the XOMA License Agreement of $5.0 million that became due upon dosing of the first patient in the Company’s Phase 3 Clinical Trial for ersodetug. Upon the achievement of certain clinical and regulatory events under the XOMA License Agreement, the Company will be required to make additional milestone payments to XOMA up to $30.0 million. After

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

the clinical and regulatory milestones, the Company will be required, upon the future commercialization of ersodetug, to pay royalties to XOMA based on the net sales of the related products and additional milestone payments to XOMA up to $185.0 million related to annual net sales amounts. There have been no events that would result in any royalty payments owed under the XOMA License Agreement to date. The Company records a liability and corresponding expense for milestone payments under license agreements in the period that the milestone event is achieved. The next milestone payment of $5.0 million will be due upon dosing of the last patient in either of the Company’s Phase 3 clinical trials for ersodetug.

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

NOTE 6 — EMBEDDED DERIVATIVE LIABILITY

On April 14, 2021, the Company entered into a $30.0 million Loan and Security Agreement (the “Loan Agreement”) with SLR Investment Corp. and certain other lenders (collectively, the “Lenders”). The Lenders agreed to loan up to $30.0 million but the actual amount borrowed by the Company amounted to $15.0 million. The maturity date of the outstanding borrowings was April 1, 2026 (the “Maturity Date”), but the Company elected to repay the entire amount and the Loan Agreement was terminated on June 30, 2022.

Concurrently with the execution of the Loan Agreement, the Company entered into an exit fee agreement (the “Exit Fee Agreement”) that provides for a fee of 4.00% of the funded principal balance for a total of $0.6 million in the event certain transactions (defined as “Exit Events”) occur prior to April 13, 2031. The Exit Fee Agreement was not impacted by the termination of the Loan Agreement discussed above. The Company is accounting for the Exit Fee Agreement as an embedded derivative liability with an estimated fair value of $0.5 million as of December 31, 2024 and June 30, 2024. Exit Events include, but are not limited to, sales of substantially all assets, certain mergers, change of control transactions, and issuances of common stock that result in new investors owning more than 35% of the Company’s shares. Fair value of this embedded derivative liability is reassessed at the end of each reporting period with changes in fair value recognized as a non-operating gain or loss.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 — SHAREHOLDERS’ EQUITY

Changes in Shareholders’ Equity for the Three Months Ended December 31, 2024 and 2023

The following table presents changes in shareholders’ equity for the three months ended December 31, 2024 and 2023:

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Three Months Ended December 31, 2024:
Balances, September 30, 2024	55,394	$55	$457,919	$289	$(344,822)	$113,441
Issuance of common stock upon exercise of stock options	226	1	657	—	—	658
Share-based compensation	—	—	1,445	—	—	1,445
Cashless exercise of pre-funded warrants	4,915	5	(5)	—	—	—
Net change in accumulated other comprehensive income (loss)	—	—	—	(225)	—	(225)
Net loss	—	—	—	—	(15,730)	(15,730)
Balances, December 31, 2024	60,535	$61	$460,016	$64	$(360,552)	$99,589

Three Months Ended December 31, 2023:
Balances, September 30, 2023	36,827	$37	$379,320	$(284)	$(275,509)	$103,564
Share-based compensation	—	—	1,837	—	—	1,837
Cashless exercise of pre-funded warrants	2,798	3	(3)	—	—	—
Net change in accumulated other comprehensive income (loss)	—	—	—	236	—	236
Net loss	—	—	—	—	(13,909)	(13,909)
Balances, December 31, 2023	39,625	$40	$381,154	$(48)	$(289,418)	$91,728

Changes in Authorized Capital Stock

On December 5, 2024, the Company’s shareholders approved an increase in the authorized number of common shares from 100.0 million shares to 165.0 million shares. Accordingly, as of December 31, 2024, the Company was authorized to issue 165.0 million shares of common stock and 0.4 million shares of preferred stock.

Pre-Funded Warrants

Between October 2021 and June 2024, the Company issued fully vested pre-funded warrants (“PFWs”) exercisable to purchase an aggregate of 21.3 million shares of common stock. As of December 31, 2024, all outstanding PFWs meet the requirements to be classified in shareholders’ equity under the caption additional paid-in capital. The PFWs do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of common stock are entitled. The exercise prices of the PFWs are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting holders of common stock. In the event of certain fundamental corporate transactions, the holders of the PFWs are entitled to receive the kind and amount of securities, cash or other property that the holders would have received had they exercised the PFWs immediately prior to such transaction.

The PFWs are exercisable at any time, subject to the then effective ownership blocker percentage (the “OBP”) as elected by each of the holders of PFWs. The OBP is a percentage designated by the holders whereby the PFWs cannot be exercised if, after giving effect thereto, the holder would beneficially own more than the designated OBP. However, upon at least 61 days’ prior notice to the Company,

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

any holder of PFWs may elect to increase or decrease the OBP to any other percentage not to exceed 19.99%. Assuming the holders comply with the respective OBP terms, all of the PFWs may be exercised at any time by paying the respective exercise price or electing to exercise on a cashless basis.

As of June 30, 2024, the Company had an aggregate of 15,020,371 PFWs that were outstanding. The following table summarizes PFW activity for the six months ended December 31, 2024:

	2021		2022		Exchange		2024
	PFWs		PFWs		PFWs		PFWs		Total
Outstanding, June 30, 2024	123,000	(1)	8,147,371	(2)	3,000,000	(3)	3,750,000	(4)	15,020,371
Cashless exercise of PFWs:
Shares surrendered for exercise price	—		(435)	(5)	(616)	(6)	—		(1,051)
Shares of common stock issued	—		(2,525,883)	(5)	(2,999,384)	(6)	—		(5,525,267)
Outstanding, December 31, 2024	123,000		5,621,053		-		3,750,000		9,494,053
(1)	In connection with an underwritten offering in October 2021, PFWs were issued to purchase 1,661,461 shares of common stock at an issuance price of $6.49 per share (the “2021 PFWs”). The exercise price of the 2021 PFWs is $0.01 per share. For the fiscal year ended June 30, 2024, the holders elected cashless exercises for a total of 1,538,461 of the 2021 PFWs resulting in 123,000 shares that remained outstanding as of June 30, 2024.
(2)	In connection with a registered direct offering in May 2022, the Company issued 1,973,684 Class A PFWs and 10,947,371 Class B PFWs to purchase an aggregate of 12,921,055 shares of common stock at an issuance price of $3.799 per warrant (the “2022 PFWs”). The exercise price of the 2022 PFWs is $0.001 per share. For the fiscal year ended June 30, 2024, the holders elected cashless exercises for a total of 4,773,684 of the 2022 PFWs resulting in 8,147,371 shares that remained outstanding as of June 30, 2024.
(3)	As discussed below under the caption Exchange Agreement, the Company issued 3,000,000 Exchange PFWs on March 8, 2024. The exercise price of the Exchange PFWs is $0.001 per share. The Exchange PFWs were initially classified as a derivative liability until May 13, 2024 when the terms were amended to permit reclassification within shareholders’ equity.
(4)	As discussed below under the caption 2024 Underwritten Offering, the Company issued 2024 PFWs for the purchase of 3,750,000 shares of common stock on June 17, 2024. The exercise price of the 2024 PFWs is $0.001 per share.
(5)	In November 2024, a holder of certain 2022 PFWs provided notice of cashless exercise of 2,526,318 Class B PFWs that resulted in the issuance of 2,525,883 shares of common stock.
(6)	In October 2024, all holders of Exchange PFWs provided notice of cashless exercises of 3,000,000 Exchange PFWs that resulted in the issuance of 2,999,384 shares of common stock in October 2024.

2024 Private Placement

In June 2024, the Company entered into a securities purchase agreement (the “2024 SPA”) with Handok, Inc. and one other investor relating to a private placement (the “2024 Private Placement”), pursuant to which 1,500,000 shares of common stock were issued at a purchase price of $4.00 per share. Closing of the 2024 Private Placement occurred in July 2024, resulting in net proceeds of $6.0 million.

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

commissions of 6.0% of the gross proceeds and other offering costs of approximately $0.5 million. After deducting total offering costs of $4.5 million, the net proceeds of the 2024 Underwritten Offering amounted to approximately $62.6 million.

Exchange Agreement

On March 8, 2024, the Company entered into a securities exchange agreement (the “March 2024 Exchange Agreement”) with certain of its stockholders (the “Exchanging Shareholders”), whereby the Company purchased 3,000,000 shares of common stock representing approximately 7% of outstanding shares with an aggregate fair value of $5,700,000 (the “Retired Shares”) from the Exchanging Shareholders. The Retired Shares were immediately cancelled whereby they will remain as authorized shares for future issuance in accordance with Nevada law. Consideration for the acquisition of the Retired Shares consisted of (i) a cash payment to the Exchanging Shareholders of $3,000, and (ii) the issuance of pre-funded warrants (the “Exchange PFWs”) to the Exchanging Shareholders with an estimated fair value of $5,697,000. The Exchange PFWs do not expire and are exercisable to purchase an aggregate of 3,000,000 shares of the Company’s outstanding common stock at an exercise price of $0.001 per share. As required pursuant to the Exchange Agreement, the Company filed a registration statement in August 2024 to register the shares issuable upon the exercise of the Exchange PFWs.

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

For the six months ended December 31, 2024, the Company did not elect to sell any shares of its common stock pursuant to the Sales Agreement. Accordingly, the maximum amount remaining for sale under the Sales Agreement amounts to $50.0 million as of December 31, 2024.

NOTE 8 — SHARE-BASED COMPENSATION AND WARRANTS

Inducement Grant

In connection with the hiring of an employee of the Company in November 2024, the Board of Directors granted a stock option exercisable for the purchase of 150,000 shares of the Company’s common stock at an exercise price of $5.04 per share. This stock option is considered an inducement grant (the “Inducement Grant”) pursuant to Nasdaq Listing Rule 5635(c)(4) whereby the underlying shares were not authorized under any of the Company’s stock option plans. The Inducement Grant is exercisable until November 2034 and vests for (i) one-fourth of the option shares on the one-year anniversary of the employee start date, and (ii) one thirty-sixth of the remaining option shares vest on the same day of each month thereafter until the Inducement Grant

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

is 100% vested. The fair value of the Inducement Grant of $0.6 million was computed using the Black-Scholes-Merton (“BSM”) option pricing model.

Stock Option Plans

Presented below is a summary of the number of shares outstanding, authorized, and available for future grants under the Company’s stock option plans as of December 31, 2024 (in thousands):

	Number of Shares
Description	Authorized	Outstanding	Available
2015 Plan	17	17	—
2016 Plan	123	123	—
2019 Plan	200	200	—
2021 Plan	14,104	10,202	3,902
Inducement Awards	1,500	425	1,075
Total	15,944	10,967	4,977

The Company currently has one active stock option plan approved by shareholders which is the 2021 Plan. On December 5, 2024, the Company’s shareholders approved an amendment to the 2021 Plan, increasing the number of shares of common stock to be issued under the plan up to 14.5 million shares of common stock, before accounting for any reductions due to exercises. The 2021 Plan terminates on March 31, 2030. Pursuant to the 2021 Plan, no awards may be granted under the three legacy stock option plans shown in the table above, but all outstanding awards previously granted under those plans shall remain outstanding and subject to the terms of the respective plans. Stock options outstanding under these plans expire pursuant to their contractual provisions on various dates through 2034.

In addition, inducement awards are allowed for grants of options pursuant to Nasdaq Listing Rule 5635(c)(4) whereby the underlying shares are not authorized under any of the Company’s stock option plans. Through December 31, 2024, the Board of Directors has granted inducement awards for a total of 425,000 shares. The Board of Directors also has discretion to issue an additional 1,075,000 shares for future inducement awards.

2022 Employee Stock Purchase Plan

On June 16, 2022, the Company’s shareholders approved the adoption of the 2022 Employee Stock Purchase Plan (the “2022 ESPP”). The 2022 ESPP provides an opportunity for employees to purchase the Company’s common stock through accumulated payroll deductions.

The 2022 ESPP has consecutive offering periods that begin approximately every 6 months commencing on the first trading day on or after July 1 and terminating on the last trading day of the offering period ending on December 31 and commencing on the first trading day on or after January 1 and terminating on the last trading day of the offering period ending on June 30. The 2022 ESPP reserves 0.5 million shares for purchases. There have been no offering periods under the 2022 ESPP through December 31, 2024.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Options Outstanding

For the six months ended December 31, 2024, the following table sets forth a summary of the combined activity under the Company’s stock option plans and inducement awards (shares in thousands):

	Shares		Price (1)	Term (2)
Outstanding, June 30, 2024	10,891		$3.82	8.1
Grants to employees	700		4.97
Exercises	(264)	(3)	2.85
Expired	(42)		12.28
Forfeited	(318)		2.61
Outstanding, December 31, 2024	10,967	(4)	3.85	7.6
Vested, December 31, 2024	5,858	(5)	4.87	7.3
(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term for the number of years until the stock options expire.
(3)	The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the six months ended December 31, 2024, was $0.5 million.
(4)	As of December 31, 2024, the intrinsic value of outstanding options was approximately $19.2 million.
(5)	As of December 31, 2024, the aggregate intrinsic value of vested stock options was approximately $8.6 million.

For the six months ended December 31, 2024, the aggregate fair value of stock options granted for approximately 0.7 million shares of common stock amounted to $2.6 million or approximately $3.68 per share as of the grant dates. Fair value was computed using the BSM option-pricing model and will result in the recognition of compensation cost ratably over the expected vesting period of the stock options.

For the six months ended December 31, 2024, the fair value of stock options was estimated on the respective dates of grant, with the following weighted-average assumptions:

Market price of common stock on grant date	$4.97
Expected volatility	85%
Risk free interest rate	4.1%
Expected term (years)	6.1
Dividend yield	0%

Share-based compensation expense for the six months ended December 31, 2024 and 2023 is included under the following captions in the unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Research and development	$721	$841	$1,433	$1,681
General and administrative	724	996	1,412	2,005
Total	$1,445	$1,837	$2,845	$3,686

Unrecognized share-based compensation expense is approximately $10.7 million as of December 31, 2024. This amount is expected to be recognized over a weighted average period of 1.7 years.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Pre-Funded Warrants

PFWs are outstanding for a total of 9.5 million shares as of December 31, 2024. Please refer to Note 7 for additional information about outstanding PFWs.

Legacy Warrants

In connection with an equity financing in October 2020, the Company issued warrants entitling the holders to purchase approximately 0.8 million shares of common stock. The warrants are exercisable at $19.50 per share for a period of seven years, may be exercised on a cash or cashless basis at the election of the holders, and the holders are entitled to share in any dividends or distributions payable to holders of common stock on an as-converted basis (“the Participating Warrants”). Additionally, the Company has issued warrants in conjunction with various debt and equity financings and for services. As of December 31, 2024, all of the warrants were vested. The Participating Warrants and other warrants are collectively referred to as the “Legacy Warrants.”

For the six months ended December 31, 2024, no Legacy Warrants were granted or exercised. The following table sets forth a summary of all Legacy Warrants for the six months ended December 31, 2024 (shares in thousands):

	Shares	Price (1)	Term (2)
Outstanding, June 30, 2024	861	$20.28	3.2
Expirations	(10)	52.00
Outstanding, December 31, 2024	851	19.90	2.8
(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term for the number of years until the warrants expire.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Licensing Commitments

Please refer to Note 5 for further discussion of commitments to make milestone payments and to pay royalties under license agreements with XOMA and ActiveSite.

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At each reporting period, the Company evaluates known claims to determine whether a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. As of December 31, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations. Legal fees are expensed as incurred.

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Investors in 2024 Private Placement

Handok was an investor in the 2024 Private Placement discussed in Note 7 for which the Company issued 1,250,000 shares of common stock at a purchase price of $4.00 resulting in gross proceeds of $5.0 million of the total $6.0 million gross proceeds.

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

For the three and six months ended December 31, 2024 and 2023, the Company did not recognize any income tax benefit due to a full valuation allowance on its deferred income tax assets. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three and six months ended December 31, 2024 and 2023.

NOTE 12 — NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock and PFWs during periods when the PFWs are accounted for as equity instruments. Common shares associated with PFWs that are accounted for as equity instruments are included in the computation of basic and diluted net loss per share since the exercise price is negligible and all of the PFWs are fully vested and exercisable. Accordingly, the weighted average number of shares outstanding for basic and diluted net loss per share is computed as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Common Stock	59,035	39,443	57,101	38,135
2021 PFWs	123	1,661	123	1,661
2022 PFWs	6,692	10,304	7,420	11,613
Exchange PFWs	340	—	1,445	—
2024 PFWs	3,750	—	3,750	—
Total	69,940	51,408	69,839	51,409

For the three and six months ended December 31, 2024 and 2023, basic and diluted net loss per share were the same since all other common stock equivalents were anti-dilutive. As of December 31, 2024 and 2023, the following outstanding potential common stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive (in thousands):

	2024	2023
Stock options	10,967	9,013
Legacy Warrants	851	861
Total	11,818	9,874

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

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy classification as of December 31, 2024 and June 30, 2024 (in thousands):

	Fair Value Measurement of Assets as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$3,862	$3,862	$—	$—
Corporate commercial paper	992	992	—	—
Marketable debt securities:
Corporate commercial paper	29,675	—	29,675	—
U.S. Government agencies	6,291	—	6,291	—
U.S. Government treasuries	2,750	—	2,750	—
Corporate notes and bonds	57,667	—	57,667	—
Total	$101,237	$4,854	$96,383	$—

	Fair Value Measurement of Assets as of June 30, 2024
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$61,249	$61,249	$—	$—
Marketable debt securities:
Corporate commercial paper	20,929	—	20,929	—
U.S. Government agencies	1,997	—	1,997	—
U.S. Government treasuries	2,720	—	2,720	—
Corporate notes and bonds	30,832	—	30,832	—
Asset-backed securities	263	—	263	—
Total	$117,990	$61,249	$56,741	$—

Marketable debt securities classified as Level 2 within the valuation hierarchy generally consist of corporate bonds, commercial paper, and U.S. government agency securities. The Company determines the fair value of marketable debt securities based upon valuations

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

obtained from third-party pricing sources. Except for the amounts shown in the table above, the Company did not have any other assets measured at fair value on a recurring basis as of December 31, 2024 and June 30, 2024.

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

The following table sets forth changes in the fair value of the Company’s embedded derivative liability measured at fair value liability for the six months ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Fair value, beginning of period	$468	$412
Changes in fair value	9	27
Fair value, end of period	$477	$439

Except for the embedded derivative liability, the Company did not have any other liabilities measured at fair value on a recurring basis as of December 31, 2024 and June 30, 2024.

Due to the relatively short maturity of the respective instruments, the fair value of cash, accounts payable, and accrued liabilities approximated their carrying values as of December 31, 2024 and June 30, 2024.

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three and six months ended December 31, 2024 and 2023, the Company did not have any transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and investments in marketable debt securities. The Company maintains cash in demand deposit accounts at a high-quality financial institution. As of and for the six months ended December 31, 2024 and 2023, cash deposits have exceeded the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation.

As of December 31, 2024, the Company had an aggregate of $46.1 million invested in the debt securities of issuers in the banking and financial services industries. While the Company’s investment policy requires investments in highly rated securities, a wide variety of broad economic factors and issuer-specific factors could result in credit agency downgrades below the Company’s minimum credit rating requirements that could result in losses regardless of whether the Company elects to sell the securities or hold them until maturity. To date, the Company has not experienced any credit losses or impairments of marketable debt securities due to credit rating agency downgrades.

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

Our priority in the first half of 2025 is to execute across our two Phase 3 clinical trials. Our goals include (i) complete enrollment of ex-U.S. participants in the sunRIZE study (as defined below), (ii) progress study start-up activities in the U.S. to enable U.S. participant enrollment in the sunRIZE study, and (iii) advance study start-up activities and begin enrollment for the Phase 3 registrational tumor HI study.

Ersodetug for congenital hyperinsulinism (cHI)

Based on the multinational Phase 2b clinical trial (“RIZE”) outcomes and the evidence of benefit in this serious condition with substantial unmet medical need, ersodetug was granted Breakthrough Therapy Designation by the Food and Drug Administration (“FDA”) in the U.S.

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

We are currently conducting study start-up activities at sites in the U.S. Topline results from the study are anticipated to be available in Q4 of calendar 2025, but the specific date of the availability of such results may vary.

On February 4, 2025, we announced completion of enrollment of 8 participants into the Open Label Arm (OLA) of the sunRIZE study (participants ages 3 months to 1 year old) and approval by an independent Data Monitoring Committee (DMC) to continue further enrollment of this age group into the double-blind arms of the overall study. This decision was based on their review of safety and pharmacokinetic (PK) data, which demonstrated that target exposures were safety reached at doses of 5 and 10 mg/kg administered bi-weekly and monthly, which represent the dose levels being studied in the double-blind, pivotal portion of the study.

An interim analysis of the primary endpoint (change in hypoglycemia events) is planned for this quarter, and we plan to announce the conclusions of the DMC and provide an overall study update early in the second quarter. We will continue to be blinded to the glucose results and efficacy outcomes.

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

Additionally, ersodetug has received PRIME and Innovation Passport (ILAP) designations in the European Union and U.K., respectively. Ersodetug also has Orphan Drug Designation in both regions, for the treatment of hypoglycemia due to congenital HI, as well as Rare Pediatric Disease Designation in the U.S., a prerequisite for a request for a Rare Pediatric Disease Priority Review Voucher upon Biologics License Application (“BLA”) submission.

Ersodetug for tumor hyperinsulinism (HI)

We are initiating start-up activities for a Phase 3 registrational study of ersodetug for the treatment of hypoglycemia due to tumor HI, and patient enrollment is planned to commence in Q2 of calendar 2025. Topline results from the study are anticipated to be available in the second half of calendar 2026, but the specific date of the availability of such results may vary.

The Phase 3 registrational study is a double-blind, randomized, placebo-controlled trial of 24 participants who have inadequately controlled hypoglycemia because of tumor HI. Eligible participants will be randomized in 1:1 fashion (12 per treatment arm) to receive ersodetug 9 mg/kg per week or matched placebo, as an add-on to standard of care. Up to 24 additional participants may be enrolled into an open-label arm, in participants whose hypoglycemia is being managed by IV glucose in a hospital setting. Following an 8-week pivotal treatment period, all participants may receive ersodetug in open-label extension. The primary endpoint is the change in Level 2 (moderate) and Level 3 (severe) hypoglycemia events by self-monitored blood glucose. Additional endpoints include overall hypoglycemia events, time in hypoglycemia by continuous glucose monitor, patient reported quality of life, hospitalizations, and change in glucose requirements (for open-label hospitalized participants.

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

Expanded Access Program (“EAP”)

In clinical and real-world experience, ersodetug has been shown to counteract excessive insulin action downstream, at the insulin-receptor on target organs. The unique mechanism of action of ersodetug makes the therapy a potential universal treatment for any form of hyperinsulinism.

We maintain an EAP for a variety of HI indications for the purpose of making ersodetug available on a compassionate use basis when available therapeutic options have failed, and an individual’s hypoglycemia is unmanageable.

Four patients with cHI are currently receiving ersodetug as part of our EAP, which has served to support patients on a compassionate use basis prior to availability of the Phase 3 sunRIZE clinical trial. These participants were refractory to usual therapies and include one infant patient where off-label or surgical (pancreatectomy) therapies were being considered. The duration of treatment in these participants ranges from 6 months to more than 2 years, with ongoing benefit.

To date, we have received over 25 unsolicited inbound physician inquiries regarding the use of ersodetug in patients with tumor HI caused by metastatic insulinomas or non-islet cell tumors, which has thus far resulted in the request, approval, and initiation of ersodetug in nine patients with tumor HI. In the U.S., these requests have all been indvidually approved by the Division. The tumor HI patients dosed have been refractory to the standard of care therapies for chronic management of hypoglycemia. They were generally requiring continuous intravenous dextrose or nutritional infusion in order to prevent severe hypoglycemia, and were typically hospitalized and in life-threatening or hospice-bound condition at the time of request. Further treatment with tumor-directed therapies (e.g., embolization, radiotherapy, chemotherapy) was often deferred as a result of the debilitating hypoglycemia.

Generally, dosing for tumor HI patients has been either 6 mg/kg or 9 mg/kg every 1-4 weeks. In all cases to date, ersodetug has led to substantial improvement in hypoglycemia and has been well tolerated. Within a relatively short period of time after administration of ersodetug, continuous intravenous dextrose was discontinued or substantially reduced and hospitalized patients were able to be discharged and receive maintenance ersodetug doses on an outpatient basis, with durable benefit. In several cases, other background medical therapies to prevent hypoglycemia were able to be weaned or stopped, and patients were able to resume tumor-directed therapies for treatment of their underlying cancer. No participants have discontinued the therapy due to lack of response or safety, and the duration of treatment has ranged from several months to more than 1 year in several instances, in this subset of tumor HI patients with significantly advanced and metastatic tumor burden. Presently, 5 patients are receiving ersodetug in an ongoing fashion, including one patient who has been successfully treated for 15 months, and several other patients have recently been brought to our attention and are currently under consideration for possible treatment.

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

Exchange PFW Exercises

On July 23, 2024, an investor from our March 2024 Exchange Agreement provided notice of cashless exercise of their Exchange PFWs. We issued 610,273 shares of our common stock on July 24, 2024, and we did not receive any cash proceeds from this exercise. In October 2024, all the remaining holders of Exchange PFWs provided notice of cashless exercise of their PFWs. This resulted in the issuance of 2,389,111 shares of our common stock in October 2024. We did not receive any cash proceeds from this exercise.

Class B PFW Exercise

On November 6, 2024, an investor from our May 2022 registered direct offering provided notice of cashless exercise of their Class B PFWs. This resulted in the issuance of 2,525,883 shares of our common stock in November 2024 and we did not receive any cash proceeds from this exercise.

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

Results of Operations

Revenue. As a late-stage rare disease company, we did not generate any revenue for the three and six months ended December 31, 2024 and 2023. We are at a late stage of clinical development and do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. We do not expect to be able to generate revenue from any of our product candidates for several years.

Three months ended December 31, 2024 and 2023

Research and development expenses. R&D expenses for the three months ended December 31, 2024 and 2023 were as follows (in thousands, except percentages):

	December 31,		Increase
	2024	2023	Amount	Percent
Total R&D expenses	$12,627	$12,039	$588	5%

The increase in R&D expenses of $0.6 million for the three months ended December 31, 2024 was primarily attributable to $2.8 million net increase in ersodetug R&D costs, partially offset by a decrease of $2.2 million in RZ402 and other R&D related costs.

The increase in ersodetug R&D costs was driven by (i) $2.8 million of manufacturing related costs for pre-commercial batch production of drug product and (ii) $0.6 million in clinical costs due to startup activities in 2024 for the tHI phase 3 study expected to be initiated in the Q2 of calendar 2025. For the three months ended December 31, 2023, there were no clinical costs incurred for tHI related program spend. These increased were offset by decreases of $0.6 million in preclinical and toxicology related ersodetug costs. This decrease was due to increased costs related to toxicology studies pursued to release the partial clinical hold on the sunRIZE study.

RZ402 and other R&D costs decreased by $2.2 million for the three months ended December 31, 2024 compared to the three months ended December 31, 2023. This decrease was primarily due to a $2.7 million reduction in RZ402 clinical costs as there is no active RZ402 study in the current period. This decrease was partially offset by an increase of $0.5 million in R&D related facilities and headcount costs that was attributable to an increase in the average number of R&D employees from 43 for the three months ended December 31, 2023 to 46 employees for the three months ended December 31,2024.

General and administrative expenses. G&A expenses for the three months ended December 31, 2024 and 2023 were as follows (in thousands, except percentages):

	December 31,		Increase
	2024	2023	Amount	Percent
Total G&A expenses	$4,453	$3,155	$1,298	41%

The increase in G&A expenses of $1.3 million for the three months ended December 31, 2024, was primarily attributable to an increase in consulting expenses of $0.8 million related to business development and market planning activities in preparation for future commercial activities, such as market research, and an increase of $0.5 million in compensation and benefits for our G&A workforce.

Cash-based compensation and benefits for our G&A workforce increased by approximately $0.8 million and was partially offset by a reduction of share-based compensation of $0.3 million. This $0.8 million increase in cash-based compensation was attributable to an increase in the average number of G&A employees from 13 for the three months ended December 31, 2023, to 18 employees for the three months ended December 31, 2024. Share-based compensation for our G&A workforce decreased by $0.3 million from $1.0 million for the three months ended December 31, 2023 to $0.7 million for the three months ended December 31, 2024. This decrease in share-based compensation expense was primarily attributable to stock options that became fully vested during the fiscal year ended June 30, 2024.

Interest and other income. Interest and other income amounted to $1.3 million for the three months ended December 31, 2024 and 2023. Interest and other income received is from our investments in marketable debt securities.

Income taxes. For the three months ended December 31, 2024 and 2023, we did not recognize any income tax benefit due to our net losses, and our determination that a valuation allowance was required for all of our deferred income tax assets.

Six months ended December 31, 2024 and 2023

Research and development expenses. R&D expenses for the six months ended December 31, 2024 and 2023 were as follows (in thousands, except percentages):

	December 31,		Increase
	2024	2023	Amount	Percent
Total R&D expenses	$25,381	$24,253	$1,128	5%

The increase in R&D expenses of $1.1 million for the six months ended December 31, 2024 was primarily attributable to (i) an increase of $4.1 million related to ersodetug R&D costs, (ii) an increase of $0.9 million in other preclinical, toxicology and facility related costs, and (iii) an increase of $0.2 million in R&D compensation and benefits costs. These increases amount to $5.4 million and were partially offset by a $4.1 million decrease in costs related to RZ402 program spend as there is no active RZ402 study in the current period.

The net increase in ersodetug costs of $4.1 million was attributable to (i) $4.5 million of manufacturing related costs for pre-commercial and phase 3 clinical drug supply, (ii) $0.7 million of clinical related costs incurred for the tHI phase 3 study and (iii) $0.3 million of sunRIZE related clinical trial costs due to increased enrollment. These increases amount to $5.5 million and were partially offset by a $1.4 million decrease in preclinical, toxicology and other ersodetug costs that were eliminated after the partial clinical hold on the sunRIZE study was lifted by the FDA in September 2024.

Other R&D preclinical, toxicology and facilities costs increased by $0.9 million due to an increase of $0.8 million in EAP spend for cHI and tHI. R&D employee compensation and related expenses increased by $0.3 million mainly due to an increase of cash compensation with our rising R&D headcount.

General and administrative expenses. G&A expenses for the six months ended December 31, 2024 and 2023 were as follows (in thousands, except percentages):

	December 31,		Increase
	2024	2023	Amount	Percent
Total G&A expenses	$8,640	$6,855	$1,785	26%

The increase in G&A expenses of $1.8 million for the six months ended December 31, 2024, was primarily attributable to an increase in consulting expenses of $1.1 million related to business development and market planning activities and an increase of $0.8 million in compensation and benefits for our G&A workforce. These increases amount to $2.0 million and were partially offset by a $0.1 million decrease in information technology costs.

Cash-based compensation and benefits for our G&A workforce increased by approximately $1.4 million and was partially offset by a reduction of share-based compensation of $0.6 million. This $1.4 million increase in cash-based compensation was primarily attributable to an increase in the average number of G&A employees from 14 for the six months ended December 31, 2023, to 18 employees for the six months ended December 31, 2024. Share-based compensation for our G&A workforce decreased by $0.6 million from $2.0 million for the six months ended December 31, 2023 to $1.4 million for the six months ended December 31, 2024. This decrease in share-based compensation expense was primarily attributable to stock options that became fully vested during the fiscal year ended June 30, 2024.

Interest and Other Income. Interest and other income amounted to $2.9 million for the six months ended December 31, 2024, compared to $2.7 million for the six months ended December 31, 2023. This increase of $0.2 million was primarily due to an increase in the average value of money market funds and investments in marketable debt securities from $94.2 million at December 31, 2023 to $101.2 million as of December 31, 2024. Investment balances were higher due to proceeds from the 2024 Underwritten Offering and 2024 Private Placement, offset by investment maturities that were utilized to fund operating activities. Investments in marketable debt securities are our primary source of liquidity to fund clinical expenditures and other operating expenses.

Income Taxes. For the six months ended December 31, 2024 and 2023, we did not recognize any income tax benefit due to our net losses, and our determination that a valuation allowance was required for all of our deferred tax assets.

Liquidity and Capital Resources

Short-term Liquidity Requirements

As of December 31, 2024, we had cash and cash equivalents of $8.9 million, short-term marketable debt securities of $87.6 million and working capital was approximately $88.1 million. We have incurred cumulative net losses of $360.6 million since our inception and as a clinical stage company we have not generated any meaningful revenue to date. Our most significant contractual obligations consist of milestone payments pursuant to licensing agreements with XOMA Corporation (“XOMA”) and ActiveSite Pharmaceuticals, Inc. (“ActiveSite”) discussed below.

Our primary source of liquidity has historically been from the completion of private placements and public offerings of our equity securities, as well as proceeds from the issuance of debt securities. For the six months ended December 31, 2024, we received proceeds of $6.0 million related to a private placement of 1.5 million shares of common stock. For further information about the key terms and results of our equity financing activities completed in June 2024 for net proceeds of $62.6 million and July 2024 for net proceeds of $6.0 million, please refer to the discussion above under the caption Recent Developments. The completion of equity financings between May 2022 and July 2024 is the primary source of our total cash, cash equivalents and short-term investments in marketable debt securities of $96.5 million as of December 31, 2024.

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

Remaining cash payments related to existing contractual obligations for the 12-months ending December 31, 2025 include approximately (i) $0.8 million under all of our operating lease agreements, (ii) a milestone payment to XOMA of $5.0 million due upon dosing of the last patient in any of our Phase 3 clinical trials for ersodetug. Due to uncertainties in the estimated timing associated with clinical trial activities, it is possible that the milestone payment due upon dosing of the last patient could be delayed beyond December 31, 2025.

Based on our cash and cash equivalents balance of $8.9 million and investments in short-term marketable debt securities balance of $87.6 million as of December 31, 2024, we believe we have adequate capital resources to meet all of our contractual obligations and conduct all planned activities to advance our clinical trials at least through the next 12 months.

Long-term Liquidity Requirements

Our most significant long-term contractual obligations consist of additional clinical and regulatory milestone payments up to $30.0 million payable to XOMA and additional milestone payments up to $25.0 million payable to ActiveSite. Of these amounts, we expect that $5.0 million will be payable to XOMA during the 12-month period ending December 31, 2025 as discussed above under the caption Short-term Liquidity Requirements. Up to $50.0 million of the remaining milestone payments that may become payable are considered a long-term liquidity requirement. Due to uncertainties in the timing associated with clinical trial activities and regulatory approvals, there is even greater uncertainty in forecasting the timing of future clinical and regulatory milestone payments to XOMA and ActiveSite that may extend beyond the next 12 months.

In addition to the clinical and regulatory milestone payments discussed above, upon the future commercialization of ersodetug and RZ402 we will be obligated to pay additional milestone payments and alternative indication regulatory approval payments to XOMA and ActiveSite for an aggregate up to $202.5 million and royalties based on the net sales of the related products. These future milestones include $185.0 million in potential payments to XOMA and $17.5 million to ActiveSite for various sales-based milestones and alternative indication regulatory approvals. No assurance can be provided that commercialization will ever be achieved for ersodetug or RZ402, in which case none of these future payments may ever be required.

In addition to our licensing obligations, we also have long-term contractual obligations under existing operating lease agreements of $0.8 million for each of the fiscal years ending June 30, 2026 and 2027. Based on our current forecast, we expect that our existing cash, cash equivalents and investments in marketable debt securities will be sufficient to fund our long-term contractual obligations and conduct all planned activities to advance our clinical trials into the second quarter of calendar year 2026.

In November 2023 we entered into the Sales Agreement that provides for an “at-the-market” offering for the sale of up to $50.0 million in shares of our common stock. The net proceeds under the Sales Agreement, if any, will be used to fund a portion of our long-term liquidity requirements including payments for general corporate purposes and to meet our working capital requirements. To date, we have not elected to sell any shares of our common stock pursuant to the Sales Agreement. Even if we elect to sell the entire $50.0 million of shares under the Sales Agreement, we will need to obtain additional equity or debt financing in order to fund all of our long-term liquidity requirements. Accordingly, no assurance can be given that we will be able to obtain sufficient sources of equity and debt financing on terms that are acceptable to our Board of Directors and shareholders.

Presented below is an additional discussion about the ongoing requirements pursuant to our license agreements with XOMA and ActiveSite, along with additional information about our ongoing financing activities that impacted our liquidity and capital resources through December 31, 2024.

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

Upon the achievement of certain clinical and regulatory events, we will be required to make up to $37.0 million in aggregate milestone payments to XOMA. Milestone payments made to date include a $2.0 million payment in January 2022 for the enrollment of the last patient of the Phase 2 clinical study and $5.0 million paid in May 2024 related to the first patient enrollment in a Phase 3 study. We record a liability for milestone payments in our financial statements on the date that we achieve the milestone event. The next milestone payment of $5.0 million will be due upon the enrollment of the last patient in a Phase 3 study, which we believe will occur in the next twelve months. Additionally, upon the future commercialization of ersodetug, we will be required to pay royalties to XOMA based on the net sales of the related products, and milestone payments up to an additional $185.0 million if future annual sales related to ersodetug exceed targets ranging from $100.0 million to $1.0 billion. Through December 31, 2024, no events have occurred that would result in the requirement to make additional milestone payments and no royalties have been incurred.

ActiveSite License Agreement

In August 2017, we entered into a Development and License Agreement with ActiveSite (“ActiveSite License Agreement”) pursuant to which we acquired the rights to ActiveSite’s PKI portfolio. We are planning to use the PKI Program to develop, file, manufacture, market and sell products for diabetic macular edema and other therapeutic indications. The ActiveSite License Agreement requires various milestone payments ranging from $1.0 million to $10.0 million when milestone events occur, up to an aggregate of $46.5 million of aggregate milestone payments. The first milestone payment for $1.0 million was paid in December 2020 after completion of preclinical work and submission of an IND to the FDA for RZ402. The second milestone payment for $3.0 million became due upon dosing of the first patient in a Phase 2 study in February 2023. Remaining milestone payments under the ActiveSite License Agreement for various clinical and regulatory milestones amount to $25.0 million and milestones after commercial success or alternative indication approvals amount to $17.5 million. We will also be required to pay royalties equal to 2.0% of any sales of products that use the PKI Program. Through December 31, 2024, no events have occurred that would result in the requirement to make additional milestone payments and no royalties have been incurred.

Cash Flows Summary

Presented below is a summary of our operating, investing, and financing cash flows for the six months ended December 31, 2024 and 2023 (in thousands):

	2024	2023	Change
Net cash provided by (used in):
Operating activities	$(29,680)	$(23,605)	$(6,075)
Investing activities	(37,941)	20,366	(58,307)
Financing activities	6,157	(293)	6,450

Cash Used in Operating Activities

For the six months ended December 31, 2024 and 2023, cash used in operating activities amounted to $29.7 million and $23.6 million, respectively. The key components in the calculation of our cash used in operating activities are as follows (in thousands):

	2024	2023	Change
Net loss	$(31,108)	$(28,433)	$(2,675)
Non-cash expenses	3,131	4,009	(878)
Accretion of discounts and amortization of premiums on marketable debt securities, net	(1,557)	(1,181)	(376)
Changes in operating assets and liabilities, net	(146)	2,000	(2,146)
Total	$(29,680)	$(23,605)	$(6,075)

For the six months ended December 31, 2024, our net loss was $31.1 million compared to $28.4 million for the six months ended December 31, 2023. For further discussion about changes in our operating results for the six months ended December 31, 2024 and 2023, please refer to Results of Operations above.

For the six months ended December 31, 2024 and 2023, our non-cash expenses of $3.1 million and $4.0 million, respectively, were primarily attributable to share-based compensation expense, and non-cash lease expense. For the six months ended December 31, 2024 and 2023, accretion of discounts and amortization of premiums on marketable debt securities amounted to $1.6 million and $1.2 million, respectively. For the six months ended December 31, 2024, net changes in operating assets and liabilities decreased operating cash flow by $0.1 million, primarily driven by cash outflows resulting in a net increase in prepaid expense and other assets of $1.4 million. This amount was partially offset by a net increase of $1.3 million in accounts payable and other accrued liabilities. For the six months ended December 31, 2023, net changes in operating assets and liabilities increased operating cash flow by $2.0 million, primarily driven by an increase of $2.5 million in accounts payable and other accrued liabilities. This amount was partially offset by cash outflows resulting from an increase in prepaid expenses and other assets of $0.5 million.

Cash Provided by or Used in Investing Activities

For the six months ended December 31, 2024, our net cash used in investing activities amounted to $37.9 million. For the six months ended December 31, 2024, we received proceeds of $60.7 million upon the maturity of certain marketable debt securities. These cash proceeds from maturities, along with certain proceeds from the 2024 Underwritten Offering in June 2024 and 2024 Private Placement in July 2024, were used to purchase a total of $98.7 million of marketable debt securities.

For the six months ended December 31, 2023, our net cash provided by investing activities amounted to $20.4 million, primarily related to the maturity of marketable debt securities of $60.5 million partially offset by cash outflows of $40.2 million to reinvest in marketable debt securities.

Cash Provided by or Used in Financing Activities

For the six months ended December 31, 2024, our net cash provided by financing activities was $6.2 million. Cash inflows amounted to $6.8 million consisting of proceeds of $6.0 million from the 2024 Private Placement and $0.8 million from the exercise of employee stock options. These amounts were partially offset by cash outflows related to the payment of offering costs of $0.6 million incurred in connection with the 2024 Underwritten Offering.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive and Financial Officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Principal Executive and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on that assessment under those criteria, our management has determined that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Controls over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Risk Factor disclosures are set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the Securities and Exchange Commission (“SEC”) on September 19, 2024. The risk factors included in our 2024 Form 10-K have not materially changed, except as reflected in the following new risk factors:

Changes in spending or budgetary priorities may materially adversely affect our business.

Our business is dependent upon the FDA and the FDA’s ability to timely respond to our drug development activities.  On January 20, 2025, President Trump signed an executive order creating an advisory commission, the “Department of Government Efficiency” to reform federal government processes and reduce expenditures. Pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential changes in budgetary priorities and spending levels, could adversely affect staffing levels and the funding for the FDA.  Disruptions in how the FDA operates due to these policies may materially adversely affect our business.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have experienced extreme volatility and disruptions (including as a result of actual or perceived changes in interest rates and economic inflation), which included severely diminished liquidity and credit availability, declines in consumer confidence, slower economic growth, high inflation, uncertainty about economic stability and swings in unemployment rates. The financial markets and the global economy may also be adversely affected by the impact of supply chain disruptions, labor shortages, fluctuations in currency exchange rates, changes in interest rates, military conflict, acts of terrorism or other geopolitical events. Sanctions imposed, and other actions taken, by the United States and other countries in response to geopolitical conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that a deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions, including disruption to enrollment within our ongoing trials and our ability to purchase necessary supplies on acceptable terms, if at all. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the U.S. government has initiated or is considering imposing tariffs on certain foreign goods. Related to this action, certain foreign governments, including China, Mexico and Canada have instituted or are considering imposing tariffs on certain U.S. goods. It remains unclear what the U.S. administration or foreign governments will or will not do with respect to tariffs  or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers and/or the United States or global economy or certain sectors thereof and, thus, could adversely impact our businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are incorporated by reference or filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Exhibits
3.1

Certificate of Amendment, as filed with the Secretary of State of the State of Nevada on December 6, 2024 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 10, 2024).

4.1	2021 Incentive Compensation Plan Amendment (incorporated by reference to Appendix A of the Company’s Schedule 14A definitive proxy statement filed on October 21, 2024).
4.2	Form of Award Agreement for Inducement Award Outside of 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8 filed on December 30, 2024).
31.1*	Certification of Chief Executive and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of Chief Executive and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS*	Inline XBRL Instance Document
101.SC*	Inline XBRL Taxonomy Extension Schema
101.CA*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LA*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101)

* Filed herewith.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REZOLUTE, INC.

Date: February 12, 2025	By:	/s/ Nevan Charles Elam
Nevan Charles Elam
Chief Executive Officer
(Principal Executive and Financial Officer)