Form 10-Q
period 2025-03-31
Rezolute, Inc.
filed 2025-05-13
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The registrant had 85,519,318 shares of its $0.001 par value common stock outstanding as of May 9, 2025.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025 (the “Report”) contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “may”, “should”, “plan”, “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

●	our ability to obtain regulatory approvals for our drug candidates;
●	our expectations regarding clinical development and the timing of clinical trials in the United States and outside of the United States;
●	our projected operating or financial results, including anticipated cash flows to be used in operating activities;
●	our expectations regarding capital expenditures, research and development (“R&D”) expenses and the timing of milestone payments required under license agreements;
●	our beliefs and assumptions relating to our liquidity position, including our ability to obtain additional financing;
●	our future dependence on third-party manufacturers or strategic partners to manufacture any of our pharmaceutical drugs and diagnostics that receive regulatory approval; and
●	our ability to identify strategic partners and enter into license, co-development, collaboration or similar arrangements.

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known and unknown risks, uncertainties and other factors including, but not limited to, the risks described in Part II, Item 1A. Risk Factors, of this report as well as “Risk Factors” described in (i) Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “2024 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on September 19, 2024 and (ii) in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2024 filed with the SEC on February 12, 2025.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Rezolute, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	June 30,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$14,596	$70,396
Investments in marketable debt securities	72,296	56,478
Prepaid expenses and other	1,843	1,779
Total current assets	88,735	128,653

Long-term assets:
Deposits and other	2,925	1,838
Investments in marketable debt securities	1,514	263
Right-of-use assets	1,485	1,880
Property and equipment, net	80	103
Total assets	$94,739	$132,737

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$6,502	$4,901
Accrued liabilities:
Accrued clinical and other	2,366	2,325
Compensation and benefits	1,044	1,812
Current portion of operating lease liabilities	615	568
Total current liabilities	10,527	9,606

Long-term liabilities:
Operating lease liabilities, net of current portion	1,160	1,660
Embedded derivative liability	483	468
Total liabilities	12,170	11,734

Commitments and contingencies (Notes 5, 9 and 10)

Shareholders' equity:
Preferred stock, $0.001 par value; 400,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 165,000,000 and 100,000,000 shares authorized; issued and outstanding 60,542,914 and 53,245,824 shares as of March 31, 2025 and as of June 30, 2024, respectively	61	53
Additional paid-in capital	461,931	450,473
Accumulated other comprehensive income (loss)	43	(79)
Accumulated deficit	(379,466)	(329,444)
Total shareholders’ equity	82,569	121,003
Total liabilities and shareholders’ equity	$94,739	$132,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Operating expenses:
Research and development	$15,283	$12,401	$40,664	$36,654
General and administrative	4,740	3,812	13,380	10,667
Total operating expenses	20,023	16,213	54,044	47,321
Operating loss	(20,023)	(16,213)	(54,044)	(47,321)
Non-operating income (expense):
Interest and other income, net	1,115	1,122	4,037	3,829
Loss from change in fair value of derivative liabilities	(6)	(1,959)	(15)	(1,991)
Total non-operating income (expense), net	1,109	(837)	4,022	1,838

Net loss	(18,914)	(17,050)	(50,022)	(45,483)

Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	(21)	(30)	122	273

Comprehensive loss	$(18,935)	$(17,080)	$(49,900)	$(45,210)

Net loss per common share:
Basic and diluted	$(0.27)	$(0.34)	$(0.72)	$(0.89)

Weighted average number of common shares outstanding:
Basic and diluted	70,031,041	50,812,332	69,901,565	51,211,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

Nine Months Ended March 31, 2025 and 2024

(In thousands, except share and per share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Nine Months Ended March 31, 2025:
Balances, June 30, 2024	53,245,824	$53	$450,473	$(79)	$(329,444)	$121,003
Gross proceeds from issuance of common stock for cash in 2024 Private Placement	1,500,000	1	5,999	—	—	6,000
Commissions and other offering costs	—	—	(45)	—	—	(45)
Issuance of common stock upon exercise of stock options	271,823	1	760	—	—	761
Share-based compensation	—	—	4,750	—	—	4,750
Cashless exercise of pre-funded warrants	5,525,267	6	(6)	—	—	—
Net change in accumulated other comprehensive income (loss)	—	—	—	122	—	122
Net loss	—	—	—	—	(50,022)	(50,022)
Balances, March 31, 2025	60,542,914	$61	$461,931	$43	$(379,466)	$82,569

Nine Months Ended March 31, 2024:
Balances, June 30, 2023	36,827,567	$37	$377,471	$(351)	$(260,985)	$116,172
Issuance of common stock upon exercise of stock options	5,000	—	10	—	—	10
Share-based compensation	—	—	5,589	—	—	5,589
Cashless exercise of pre-funded warrants	6,300,080	6	(6)	—	—	—
Acquisition and retirement of treasury shares pursuant to Exchange Agreement	(3,000,000)	(3)	(5,697)	—	—	(5,700)
Net change in accumulated other comprehensive income (loss)	—	—	—	273	—	273
Net loss	—	—	—	—	(45,483)	(45,483)
Balances, March 31, 2024	40,132,647	$40	$377,367	$(78)	$(306,468)	$70,861

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,022)	$(45,483)
Share-based compensation expense	4,750	5,589
Loss from change in fair value of warrant derivative liability	—	1,950
Loss from change in fair value of embedded derivative liability	15	41
Non-cash lease expense	395	399
Accretion of discounts and amortization of premiums on marketable debt securities, net	(2,059)	(2,100)
Depreciation expense	23	29
Changes in operating assets and liabilities:
Increase in prepaid expenses, deposits, and other assets	(1,152)	(558)
Increase in accounts payable	2,151	230
Increase (decrease) in accrued liabilities	(1,181)	1,057
Net Cash Used in Operating Activities	(47,080)	(38,846)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable debt securities	(100,686)	(56,730)
Proceeds from maturities of marketable debt securities	85,799	85,766
Total Cash Provided by (Used in) Investing Activities	(14,887)	29,036

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	761	—
Net cash payment pursuant to Exchange Agreement	—	(3)
Gross proceeds from issuance of common stock in 2024 Private Placement	6,000	—
Payment of offering costs	(594)	(293)
Net Cash Provided by (Used in) Financing Activities	6,167	(296)

Net decrease in cash and cash equivalents	(55,800)	(10,106)
Cash and cash equivalents at beginning of period	70,396	16,036
Cash and cash equivalents at end of period	$14,596	$5,930

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—
Cash paid for amounts included in the measurement of operating lease liabilities	559	544
Operating lease liabilities incurred in exchange for right-of-use-assets	—	352

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of treasury shares in exchange for issuing pre-funded warrant liability	$—	$5,697
Receivable from exercise of stock options	$—	$10

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the interim financial statements do not include all information and footnote disclosures necessary for a comprehensive presentation of financial position, results of operations, and cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) that are necessary for a fair financial statement presentation have been made. The interim results for the three and nine months ended March 31, 2025, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the fiscal year ending June 30, 2025.

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

NOTE 2 — LIQUIDITY

As a clinical stage business, the Company has not yet generated any revenues and had an accumulated deficit of $379.5 million as of March 31, 2025. For the nine months ended March 31, 2025, the Company incurred a net loss of $50.0 million and net cash used in operating activities amounted to $47.1 million. For the fiscal year ended June 30, 2024, the Company incurred a net loss of $68.5 million and net cash used in operating activities amounted to $57.4 million. As of March 31, 2025, the Company’s capital resources consist of cash and cash equivalents of $14.6 million, short-term investments in marketable debt securities of $72.3 million and long-term investments in marketable debt securities of $1.5 million.

As discussed in Note 7, the Company completed the 2024 Private Placement in July 2024 that resulted in the sale of 1.5 million shares of common stock for gross cash proceeds of $6.0 million.

As of March 31, 2025, the Company has total liabilities of $12.2 million, including current liabilities of $10.5 million. As discussed in Note 5, the Company is subject to license agreements that provide for future contractual payments upon achievement of various milestone events. Pursuant to the XOMA License Agreement (as defined below), a $5.0 million milestone payment will be due upon dosing of the last patient in a Phase 3 clinical trial for ersodetug. The commitment to pay the last patient dosing milestone of $5.0 million for the ersodetug Phase 3 clinical trial is expected to be recognized as a liability and corresponding expense within 12 months.

As discussed in Note 14, in April 2025 the Company completed the 2025 Underwritten Offering that resulted from the issuance of 24,940,769 shares of common stock at a price of $3.25 per share, and pre-funded warrants to purchase 6,905,385 shares of common stock at a public offering price of $3.249 per pre-funded warrant for net proceeds of $96.9 million after underwriting discounts and other offering costs.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Management believes the Company’s existing cash, cash equivalents and investments in marketable debt securities, along with net proceeds from the 2025 Underwritten Offering, will be adequate to meet the Company’s contractual obligations and carry out ongoing clinical trials and other planned activities through May 2026, at a minimum.

NOTE 3 —INVESTMENTS IN MARKETABLE DEBT SECURITIES

Investments in marketable debt securities are accounted for as available-for-sale investments at fair value and consist of the following (in thousands):

	March 31,	June 30,
	2025	2024
Short-term investments	$72,296	$56,478
Long-term investments	1,514	263
Total investments	$73,810	$56,741

The Company only invests in liquid, high quality debt securities. Nonetheless, all of these investments are subject to interest rate and credit risk that may result in fluctuations in the fair value of the investments. To minimize exposure due to an adverse shift in interest rates, the Company generally invests in securities with expected maturities of two years or less while maintaining a weighted average maturity of one year or less. As of March 31, 2025, investments in marketable debt securities with an aggregate fair value of $72.3 million are scheduled to mature during the 12-month period ending March 31, 2026. All remaining investments, with an aggregate fair value of $1.5 million, are scheduled to mature during the 12-month period ending March 31, 2027.

During the nine months ended March 31, 2025, marketable debt securities for $85.8 million matured and were reinvested in additional marketable debt securities. The Company used $100.7 million of cash and cash equivalents to purchase investments in marketable debt securities during the nine months ended March 31, 2025. The Company did not sell any marketable debt securities prior to the scheduled maturity dates for the nine months ended March 31, 2025.

Accrued interest receivable on all marketable debt securities amounted to $0.5 million and $0.4 million as of March 31, 2025 and June 30, 2024, respectively. Accrued interest receivable is included in other current assets in the accompanying unaudited condensed consolidated balance sheets.

For the three and nine months ended March 31, 2025, the Company did not recognize any allowance for credit losses or other than temporary impairment related to investments in marketable debt securities. The following table summarizes the cumulative unrealized gains and losses that result in differences between the amortized cost basis and fair value of the Company’s marketable debt securities held as of March 31, 2025 (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Corporate commercial paper	$18,457	$2	$(3)	$18,456
Obligations of U.S. government agencies	4,940	4	(1)	4,943
Corporate notes and bonds	50,370	55	(14)	50,411
Total	$73,767	$61	$(18)	$73,810

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 — OPERATING LEASES

The carrying value of all right-of-use assets and operating lease liabilities is as follows (in thousands):

	March 31,	June 30,
	2025	2024
Right-of-use assets	$1,485	$1,880

Operating lease liabilities:
Current	$615	$568
Long-term	1,160	1,660
Total	$1,775	$2,228

For the three and nine months ended March 31, 2025 and 2024, operating lease expense is included under the following captions in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Research and development	$115	$97	$353	$358
General and administrative	51	74	147	155
Total	$166	$171	$500	$513

As of March 31, 2025, the weighted average remaining lease term under operating leases was 2.5 years, and the weighted average discount rate for operating lease liabilities was 7.1%. Future cash payments under all operating lease agreements as of March 31, 2025 are as follows (in thousands):

Fiscal year ending June 30,
Remainder of fiscal year 2025	$189
2026	770
2027	750
Thereafter	224
Total lease payments	1,933
Less imputed interest	(158)
Present value of operating lease liabilities	$1,775

NOTE 5 — LICENSE AGREEMENTS

XOMA License Agreement

In December 2017, the Company entered into a license agreement that has been subsequently amended (“XOMA License Agreement”) with XOMA Corporation (“XOMA”), through its wholly-owned subsidiary, XOMA (U.S.) LLC, pursuant to which XOMA granted an exclusive global license to the Company to develop and commercialize XOMA 358 (formerly X358 or RZ358, now ersodetug) for all indications.

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Concurrently with the execution of the Loan Agreement, the Company entered into an exit fee agreement (the “Exit Fee Agreement”) that provides for a fee of 4.00% of the funded principal balance for a total of $0.6 million in the event certain transactions (defined as “Exit Events”) occur prior to April 13, 2031. The Exit Fee Agreement was not impacted by the termination of the Loan Agreement discussed above. The Company is accounting for the Exit Fee Agreement as an embedded derivative liability with an estimated fair value of $0.5 million as of March 31, 2025 and June 30, 2024. Exit Events include, but are not limited to, sales of substantially all assets, certain mergers, change of control transactions, and certain issuances of common stock whereby more than 35% of the Company’s shares are issued to parties other than its existing investors in a single transaction or series of related transactions. Fair value of this embedded derivative liability is reassessed at the end of each reporting period with changes in fair value recognized as a non-operating gain or loss.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 — SHAREHOLDERS’ EQUITY

Changes in Shareholders’ Equity for the Three Months Ended March 31, 2025 and 2024

The following tables present changes in shareholders’ equity for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share amounts):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Three Months Ended March 31, 2025:
Balances, December 31, 2024	60,534,695	$61	$460,016	$64	$(360,552)	$99,589
Issuance of common stock upon exercise of stock options	8,219	—	10	—	—	10
Share-based compensation expense	—	—	1,905	—	—	1,905
Net change in accumulated other comprehensive income (loss)	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	(18,914)	(18,914)
Balances, March 31, 2025	60,542,914	$61	$461,931	$43	$(379,466)	$82,569

Three Months Ended March 31, 2024:
Balances, December 31, 2023	39,625,271	$40	$381,154	$(48)	$(289,418)	$91,728
Issuance of common stock upon exercise of stock options	5,000	—	10	—	—	10
Share-based compensation expense	—	—	1,903	—	—	1,903
Cashless exercise of pre-funded warrants	3,502,376	3	(3)	—	—	—
Acquisition and retirement of treasury shares pursuant to Exchange Agreement	(3,000,000)	(3)	(5,697)	—	—	(5,700)
Net change in accumulated other comprehensive income (loss)	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(17,050)	(17,050)
Balances, March 31, 2024	40,132,647	$40	$377,367	$(78)	$(306,468)	$70,861

Changes in Authorized Capital Stock

On December 5, 2024, the Company’s shareholders approved an increase in the authorized number of common shares from 100.0 million shares to 165.0 million shares. Accordingly, as of March 31, 2025, the Company was authorized to issue 165.0 million shares of common stock and 0.4 million shares of preferred stock.

Pre-Funded Warrants

Between October 2021 and June 2024, the Company issued fully vested pre-funded warrants (“PFWs”) exercisable to purchase an aggregate of 21.3 million shares of common stock. As of March 31, 2025, all outstanding PFWs meet the requirements to be classified in shareholders’ equity under the caption additional paid-in capital. The PFWs do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of common stock are entitled. The exercise prices of the PFWs are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting holders of common stock. In the event of certain fundamental corporate transactions, the holders of the PFWs are entitled to receive the kind and amount of securities, cash or other property that the holders would have received had they exercised the PFWs immediately prior to such transaction.

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

As of June 30, 2024, the Company had an aggregate of 15,020,371 PFWs that were outstanding. The following table summarizes PFW activity for the nine months ended March 31, 2025:

	2021		2022		Exchange		2024
	PFWs		PFWs		PFWs		PFWs		Total
Outstanding, June 30, 2024	123,000	(1)	8,147,371	(2)	3,000,000	(3)	3,750,000	(4)	15,020,371
Cashless exercise of PFWs:
Shares surrendered for exercise price	—		(435)	(5)	(616)	(6)	—		(1,051)
Shares of common stock issued	—		(2,525,883)	(5)	(2,999,384)	(6)	—		(5,525,267)
Outstanding, March 31, 2025	123,000		5,621,053		—		3,750,000		9,494,053
(1)	In connection with an underwritten offering in October 2021, PFWs were issued to purchase 1,661,461 shares of common stock at an issuance price of $6.49 per share (the “2021 PFWs”). The exercise price of the 2021 PFWs is $0.01 per share. For the fiscal year ended June 30, 2024, the holders elected cashless exercises for a total of 1,538,461 of the 2021 PFWs resulting in 123,000 shares that remained outstanding as of June 30, 2024.
(2)	In connection with a registered direct offering in May 2022, the Company issued 1,973,684 Class A PFWs and 10,947,371 Class B PFWs to purchase an aggregate of 12,921,055 shares of common stock at an issuance price of $3.799 per warrant (the “2022 PFWs”). The exercise price of the 2022 PFWs is $0.001 per share. For the fiscal year ended June 30, 2024, the holders elected cashless exercises for a total of 4,773,684 of the 2022 PFWs resulting in 8,147,371 shares that remained outstanding as of June 30, 2024.
(3)	As discussed below under the caption Exchange Agreement, the Company issued 3,000,000 Exchange PFWs on March 8, 2024. The exercise price of the Exchange PFWs is $0.001 per share. The Exchange PFWs were initially classified as a derivative liability until May 13, 2024 when the terms were amended to permit reclassification within shareholders’ equity.
(4)	As discussed below under the caption 2024 Underwritten Offering, the Company issued 2024 PFWs for the purchase of 3,750,000 shares of common stock on June 17, 2024. The exercise price of the 2024 PFWs is $0.001 per share.
(5)	In November 2024, a holder of certain 2022 PFWs provided notice of cashless exercise of 2,526,318 Class B PFWs that resulted in the issuance of 2,525,883 shares of common stock.
(6)	In October 2024, all holders of Exchange PFWs provided notice of cashless exercises of 3,000,000 Exchange PFWs that resulted in the issuance of 2,999,384 shares of common stock in October 2024.

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

2024 Underwritten Offering

On June 13, 2024, the Company entered into an underwriting agreement with Jefferies LLC and Cantor Fitzgerald & Co. (the “Underwriters”) for the planned issuance and sale of equity securities in an underwritten public offering (the “2024 Underwritten Offering”). The 2024 Underwritten Offering provided for the issuance of (i) 11,250,000 shares of common stock at a price of $4.00 per share for gross proceeds of $45.0 million, and (ii) pre-funded warrants to purchase 3,750,000 shares of common stock at a public offering price of $3.999 per pre-funded warrant (the “2024 PFWs”) for gross proceeds of $15.0 million. The Company granted the Underwriters a 30-day option to purchase up to an additional 2,250,000 shares of its common stock in the 2024 Underwritten Offering at a public

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

offering price of $4.00 per share (the “2024 Underwriters’ Option”). The 2024 Underwriters’ Option was partially exercised for 1,786,589 shares of common stock for gross proceeds of $7.1 million. Closing occurred on June 24, 2024, whereby the aggregate gross proceeds from the 2024 Underwritten Offering amounted to $67.1 million before deductions for underwriting commissions of 6.0% of the gross proceeds and other offering costs of approximately $0.5 million. After deducting total offering costs of $4.5 million, the net proceeds of the 2024 Underwritten Offering amounted to approximately $62.6 million.

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

For the nine months ended March 31, 2025, the Company did not elect to sell any shares of its common stock pursuant to the Sales Agreement. Accordingly, the maximum amount remaining for sale under the Sales Agreement amounts to $50.0 million as of March 31, 2025.

NOTE 8 — SHARE-BASED COMPENSATION AND WARRANTS

Inducement Grant

In connection with the hiring of an employee of the Company in November 2024, the Board of Directors granted a stock option exercisable for the purchase of 150,000 shares of the Company’s common stock at an exercise price of $5.04 per share. This stock option is considered an inducement grant (the “Inducement Grant”) pursuant to Nasdaq Listing Rule 5635(c)(4) whereby the

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

underlying shares were not authorized under any of the Company’s equity incentive plans. The Inducement Grant is exercisable until November 2034 and vests for (i) one-fourth of the option shares on the one-year anniversary of the employee start date, and (ii) one thirty-sixth of the remaining option shares vest on the same day of each month thereafter until the Inducement Grant is 100% vested. The fair value of the Inducement Grant of $0.6 million was computed using the Black-Scholes-Merton (“BSM”) option pricing model.

Equity Incentive Plans

Presented below is a summary of the number of shares authorized, outstanding, and available for future grants under the Company’s equity incentive plans as of March 31, 2025:

	Number of Shares
Description	Authorized	Outstanding	Available
2015 Plan	15,500	15,500	—
2016 Plan	122,900	122,900	—
2019 Plan	200,000	200,000	—
2021 Plan	14,096,589	12,653,971	1,442,618
Inducement Awards	1,500,000	425,000	1,075,000
Total	15,934,989	13,417,371	2,517,618

The Company currently has one active equity incentive plan approved by shareholders which is the 2021 Plan. On December 5, 2024, the Company’s shareholders approved an amendment to the 2021 Plan, increasing the number of shares of common stock to be issued under the plan up to 14,450,000 shares of common stock, before accounting for any reductions due to exercises. The 2021 Plan terminates on March 31, 2030. Pursuant to the 2021 Plan, no awards may be granted under the three legacy equity incentive plans shown in the table above, but all outstanding awards previously granted under those plans shall remain outstanding and subject to the terms of the respective plans. Awards outstanding under these plans expire pursuant to their contractual provisions on various dates through 2035.

In addition, inducement awards are allowed for grants of options pursuant to Nasdaq Listing Rule 5635(c)(4) whereby the underlying shares are not authorized under any of the Company’s equity incentive plans. Through March 31, 2025, the Board of Directors has granted inducement awards for a total of 425,000 shares. The Board of Directors also has discretion to issue an additional 1,075,000 shares for future inducement awards.

2022 Employee Stock Purchase Plan

On June 16, 2022, the Company’s shareholders approved the adoption of the 2022 Employee Stock Purchase Plan (the “2022 ESPP”). The 2022 ESPP provides an opportunity for employees to purchase the Company’s common stock through accumulated payroll deductions.

The 2022 ESPP has consecutive offering periods that begin approximately every 6 months commencing on the first trading day on or after July 1 and terminating on the last trading day of the offering period ending on December 31 and commencing on the first trading day on or after January 1 and terminating on the last trading day of the offering period ending on June 30. The 2022 ESPP reserves 500,000 shares for purchases. There have been no offering periods under the 2022 ESPP through March 31, 2025.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Options Outstanding

For the nine months ended March 31, 2025, the following table sets forth a summary of the combined stock option activity under the Company’s equity incentive plans and inducement awards:

	Shares		Price (1)	Term (2)
Outstanding, June 30, 2024	10,890,540		$3.82	8.1
Granted	2,541,300		4.65
Exercised	(271,823)	(3)	2.80
Expired	(43,000)		14.39
Forfeited	(488,146)		2.95
Outstanding, March 31, 2025	12,628,871	(4)	4.01	7.7
Vested, March 31, 2025	6,604,569	(5)	4.61	6.9
(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term for the number of years until the stock options expire.
(3)	The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the nine months ended March 31, 2025, was $0.5 million.
(4)	As of March 31, 2025, the intrinsic value of outstanding options was approximately $4.2 million.
(5)	As of March 31, 2025, the aggregate intrinsic value of vested stock options was approximately $1.6 million.

For the nine months ended March 31, 2025, the aggregate fair value of stock options granted for approximately 2.5 million shares of common stock amounted to $8.6 million or approximately $3.38 per share as of the grant dates. Fair value was computed using the BSM option-pricing model and will result in the recognition of compensation cost ratably over the expected vesting period of the stock options. Unrecognized share-based compensation expense related to outstanding options is approximately $14.5 million as of March 31, 2025. This amount is expected to be recognized over a weighted average period of 1.7 years.

For the nine months ended March 31, 2025, the fair value of stock options was estimated on the respective dates of grant, with the following weighted-average assumptions:

Market price of common stock on grant date	$4.65
Expected volatility	84%
Risk free interest rate	4.3%
Expected term (years)	5.9
Dividend yield	0%

Restricted Stock Units (“RSUs”)

For the nine months ended March 31, 2025, the following table sets forth a summary of the combined RSU activity under the Company’s 2021 Plan:

	Shares	Price (1)
Unvested, June 30, 2024	—	$—
Granted	788,500	4.61
Vested	—	—
Forfeited	—	—
Unvested, March 31, 2025	788,500	4.61
(1)	Represents the weighted average grant price based on the closing market price of each of the stock grants.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the nine months ended March 31, 2025, the aggregate fair value of RSUs granted for approximately 0.8 million shares of common stock amounted to $3.6 million. RSUs granted vest over a period of one to three years. Fair value is based on the closing market price on the date of grant and will result in the recognition of compensation cost ratably over the vesting period of the RSUs. Unrecognized share-based compensation expense related to RSUs is approximately $3.5 million as of March 31, 2025. This amount is expected to be recognized over a weighted average period of 2.6 years.

Share-Based Compensation Expense

Share-based compensation expense for the nine months ended March 31, 2025 and 2024 is included under the following captions in the unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Research and development	$924	$863	$2,357	$2,544
General and administrative	981	1,040	2,393	3,045
Total	$1,905	$1,903	$4,750	$5,589

The aggregate unrecognized share-based compensation expense related to stock options and RSUs is approximately $18.0 million as of March 31, 2025. This amount is expected to be recognized over a weighted average period of 1.8 years.

Pre-Funded Warrants

PFWs are outstanding for a total of approximately 9.5 million shares as of March 31, 2025. Please refer to Note 7 for additional information about outstanding PFWs.

Legacy Warrants

In connection with an equity financing in October 2020, the Company issued warrants entitling the holders to purchase approximately 0.8 million shares of common stock. The warrants are exercisable at $19.50 per share for a period of seven years, may be exercised on a cash or cashless basis at the election of the holders, and the holders are entitled to share in any dividends or distributions payable to holders of common stock on an as-converted basis (“the Participating Warrants”). Additionally, the Company has issued warrants in conjunction with various debt and equity financings and for services. As of March 31, 2025, all of the warrants were vested. The Participating Warrants and other warrants are collectively referred to as the “Legacy Warrants.”

For the nine months ended March 31, 2025, no Legacy Warrants were granted or exercised. The following table sets forth a summary of all Legacy Warrants for the nine months ended March 31, 2025:

	Shares	Price (1)	Term (2)
Outstanding, June 30, 2024	860,562	$20.28	3.2
Expirations	(10,000)	52.00
Outstanding, March 31, 2025	850,562	19.90	2.5
(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term for the number of years until the warrants expire.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Licensing Commitments

Please refer to Note 5 for further discussion of commitments to make milestone payments and to pay royalties under license agreements with XOMA and ActiveSite.

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At each reporting period, the Company evaluates known claims to determine whether a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. As of March 31, 2025, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations. Legal fees are expensed as incurred.

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

For the three and nine months ended March 31, 2025 and 2024, the Company did not recognize any income tax benefit due to a full valuation allowance on its deferred income tax assets. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three and nine months ended March 31, 2025 and 2024.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 — NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock and PFWs during periods when the PFWs are accounted for as equity instruments. Common shares associated with PFWs that are accounted for as equity instruments are included in the computation of basic and diluted net loss per share since the exercise price is negligible and all of the PFWs are fully vested and exercisable. Accordingly, the weighted average number of shares outstanding for basic and diluted net loss per share is computed as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Common Stock	60,536,988	39,910,160	58,229,644	38,722,544
2021 PFWs	123,000	1,323,338	123,000	1,549,573
2022 PFWs	5,621,053	9,578,834	6,828,891	10,939,447
Exchange PFWs	—	—	970,030	—
2024 PFWs	3,750,000	—	3,750,000	—
Total	70,031,041	50,812,332	69,901,565	51,211,564

For the three and nine months ended March 31, 2025 and 2024, basic and diluted net loss per share were the same since all other common stock equivalents were anti-dilutive. As of March 31, 2025 and 2024, the following outstanding potential common stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive:

	2025	2024
Stock options	12,628,871	10,907,747
RSUs	788,500	—
Exchange Warrants	—	3,000,000
Legacy Warrants	850,562	860,562
Total	14,267,933	14,768,309

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy classification as of March 31, 2025 and June 30, 2024 (in thousands):

	Fair Value Measurement of Assets as of March 31, 2025
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$7,695	$7,695	$—	$—
Corporate commercial paper	3,496	—	3,496	—
Marketable debt securities:
Corporate commercial paper	18,456	—	18,456	—
U.S. Government agencies	4,943	—	4,943	—
U.S. Government treasuries	—	—	—	—
Corporate notes and bonds	50,411	—	50,411	—
Total	$85,001	$7,695	$77,306	$—

	Fair Value Measurement of Assets as of June 30, 2024
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$61,249	$61,249	$—	$—
Marketable debt securities:
Corporate commercial paper	20,929	—	20,929	—
U.S. Government agencies	1,997	—	1,997	—
U.S. Government treasuries	2,720	—	2,720	—
Corporate notes and bonds	30,832	—	30,832	—
Asset-backed securities	263	—	263	—
Total	$117,990	$61,249	$56,741	$—

Marketable debt securities classified as Level 2 within the valuation hierarchy generally consist of corporate bonds, commercial paper, and U.S. government agency securities. The Company determines the fair value of marketable debt securities based upon valuations obtained from third-party pricing sources. Except for the amounts shown in the table above, the Company did not have any other assets measured at fair value on a recurring basis as of March 31, 2025 and June 30, 2024.

The Company’s embedded derivative liability discussed in Note 6 is classified under Level 3 of the fair value hierarchy and is required to be measured and recorded at fair value on a recurring basis. Fair value is determined based on management’s assessment of the probability and timing of occurrence for the Exit Events discussed in Note 6 using a discount rate equal to the effective interest rate under the Loan Agreement. The warrant derivative liability discussed in Note 7 was classified under Level 2 of the fair value hierarchy. Fair value of the warrant derivative liability is predominantly based on the market price of the Company’s shares of common stock. On the issuance date and as of March 31, 2024, the fair value of the Exchange PFWs was computed using the BSM option-pricing model. Key inputs to this valuation model as of March 31, 2024 included the exercise price of $0.001 per share, the market price of the Company’s common stock of $2.55 per share, the risk-free interest rate of 4.1%, an expected term of 1-day, and historical volatility of 100%.  Key inputs to this valuation model as of March 8, 2024 included the exercise price of $0.001 per share, the market price of the Company’s common stock of $1.90 per share, the risk-free interest rate of 5.5%, an expected term of 1-day, and historical volatility of 100%.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth changes in the fair value of the Company’s liabilities for which fair value was determined on a recurring basis for the nine months ended March 31, 2025 and 2024 (in thousands):

	2025		2024
	Warrant	Embedded	Warrant	Embedded
Fair value, beginning of period	$—	$468	$—	$412
Warrant liability incurred on March 8, 2024	—	—	5,697	—
Changes in fair value	—	15	1,950	41
Fair value, end of period	$—	$483	$7,647	$453

Except for the embedded derivative liability, the Company did not have any other liabilities measured at fair value on a recurring basis as of March 31, 2025 and June 30, 2024.

Due to the relatively short maturity of the respective instruments, the fair value of cash, accounts payable, and accrued liabilities approximated their carrying values as of March 31, 2025 and June 30, 2024.

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three and nine months ended March 31, 2025 and 2024, the Company did not have any transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and investments in marketable debt securities. The Company maintains cash in demand deposit accounts at a high-quality financial institution. As of and for the nine months ended March 31, 2025 and 2024, cash deposits have exceeded the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation.

As of March 31, 2025, the Company had an aggregate of $45.2 million invested in the debt securities of issuers in the banking and financial services industries. While the Company’s investment policy requires investments in highly rated securities, a wide variety of broad economic factors and issuer-specific factors could result in credit agency downgrades below the Company’s minimum credit rating requirements that could result in losses regardless of whether the Company elects to sell the securities or hold them until maturity. To date, the Company has not experienced any credit losses or impairments of marketable debt securities due to credit rating agency downgrades.

NOTE 14 — SUBSEQUENT EVENTS

2025 Underwritten Offering

On April 23, 2025, the Company entered into an underwriting agreement with Guggenheim Securities, LLC (the “2025 Underwriter”) for the planned issuance and sale of equity securities in an underwritten public offering (the “2025 Underwritten Offering”). The 2025 Underwritten Offering resulted in the issuance of (i) 20,786,923 shares of common stock at a price of $3.25 per share for gross proceeds of approximately $67.6 million, (ii) 4,153,846 shares of its common stock pursuant to a 30-day option, which was fully exercised during closing, at a public offering price of $3.25 per share pursuant of $3.25 per share (the “2025 Underwriters’ Option”) for gross proceeds of $13.5 million, and (iii) pre-funded warrants to purchase 6,905,385 shares of common stock at a public offering price of $3.249 per pre-funded warrant (the “2025 PFWs”) for gross proceeds of approximately $22.4 million. Closing occurred on April 24, 2025, whereby the aggregate gross proceeds from the 2025 Underwritten Offering amounted to approximately $103.5 million before deductions for underwriting commissions of 6.0% of the gross proceeds and other offering costs of approximately $0.4 million. After deducting total offering costs of approximately $6.6 million, the net proceeds of the 2025 Underwritten Offering amounted to approximately $96.9 million.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The 2025 PFWs do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of Common Stock are entitled. The 2025 PFWs have an exercise price of $0.001 per share, which is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting holders of common stock. In the event of certain fundamental corporate transactions, the holders of the PFWs are entitled to receive the kind and amount of securities, cash or other property that the holders would have received had they exercised the PFWs immediately prior to such transaction. The 2025 PFWs are fully vested and exercisable at any time, subject to the then effective OBP as elected by each of the holders of 2025 PFWs. The OBP is a percentage designated by the holders whereby the 2025 PFWs cannot be exercised if, after giving effect thereto, the holder would beneficially own more than the designated OBP. However, upon at least 61 days’ prior notice to the Company, any holder of PFWs may elect to increase or decrease the OBP to any other percentage not to exceed 19.99%. Assuming the holders comply with the respective OBP terms, all of the PFWs may be exercised at any time by paying the respective exercise price or electing to exercise on a cashless basis. Management has not completed its analysis to determine if the 2025 PFWs will meet the requirements to be classified in shareholders’ equity.

Subject to certain exceptions, the Company’s executive officers and directors and certain of the Company’s stockholders agreed not to sell or otherwise dispose of any of the shares of Common Stock held by them for a period beginning on the date of execution of the applicable lock-up agreements by each such executive officer, director and stockholder and ending on July 22, 2025 without first obtaining the written consent of the Underwriter.

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

Our priority in the first half of 2025 is to execute across our two Phase 3 clinical trials. Our goals include (i) complete enrollment of the sunRIZE study (as defined below) to enable topline data in December 2025, and (ii) advance study start-up activities and begin enrollment for the registrational tumor HI study in mid-2025.

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

We are currently enrolling at all sites globally, including the U.S. Topline results from the study are anticipated to be available in December of calendar 2025, but the specific date of the availability of such results may vary.

On April 23, 2025, we announced a positive outcome from an interim analysis of the sunRIZE study. An independent Data Monitoring Committee (DMC) recommended to continue the study as planned in patients with congenital HI without an increase in the study sample size. We remain blinded to the results and information made available to the DMC to inform its decision making.

The interim analysis of the Phase 3 sunRIZE study was performed by an unblinded DMC and was based on a pre-specified analysis of the primary study endpoint (hypoglycemia events), after approximately half of enrolled patients completed the primary assessments. The analysis was intended to evaluate for study futility or otherwise to inform a potential sample size increase, for purposes of optimizing the study power and statistical confidence in the final analysis outcomes.

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

Ersodetug has received Orphan Drug Designation in the U.S. and European Union for the treatment of congenital HI, as well as Rare Pediatric Disease Designation in the U.S., a prerequisite for a request for a Rare Pediatric Disease Priority Review Voucher upon Biologics License Application (“BLA”) submission. Based on the multinational Phase 2b clinical trial outcomes and the evidence of benefit in this serious condition with substantial unmet medical need, ersodetug was subsequently granted a priority medicines (“PRIME”) designation by the European Medicines Agency (“EMA”), an Innovation Passport designation by the UK Innovative Licensing and Access Pathway (“ILAP”) Steering Group for the treatment of congenital HI, and the Breakthrough Therapy Designation by the FDA in the United States. Additionally, ersodetug has received PRIME and ILAP designations in the European Union and United Kingdom, respectively.

Ersodetug for tumor hyperinsulinism (tHI)

Based on clinical trial data across the overall HI program and a recognition of the mechanistic applicability to tumor HI, further validated by real-world experience in tumor HI patients who have been successfully treated with ersodetug throughout the U.S. in the Company's Expanded Access Program, ersodetug was granted Breakthrough Therapy Designation by the FDA in the U.S. in May 2025. Utilizing this designation, we plan to engage further with FDA to discuss the registrational trial, including the necessary data package to support a BLA filing and potential approval for the tumor HI indication, as an expansion of the congenital HI indication.

Registrational Study

We are initiating start-up activities for a registrational study of ersodetug for the treatment of hypoglycemia due to tumor HI, and patient enrollment is planned to commence in the middle of calendar 2025. Topline results from the study are anticipated to be available in the second half of calendar 2026, but the specific date of the availability of such results may vary.

The registrational study is a double-blind, randomized, placebo-controlled trial of 24 participants who have inadequately controlled hypoglycemia because of tumor HI. Eligible participants will be randomized in 1:1 fashion (12 per treatment arm) to receive ersodetug 9 mg/kg per week or matched placebo, as an add-on to standard of care. Up to 24 additional participants may be enrolled into an open-label arm, in participants whose hypoglycemia is being managed by IV glucose in a hospital setting. Following an 8-week pivotal treatment period, all participants may receive ersodetug in open-label extension. The primary endpoint is the change in Level 2 (moderate) and Level 3 (severe) hypoglycemia events by self-monitored blood glucose. Additional endpoints include overall hypoglycemia events, time in hypoglycemia by continuous glucose monitor, patient reported quality of life, hospitalizations, and change in glucose requirements for open-label hospitalized participants.

Utilizing Breakthrough Therapy Designation, we plan to engage further with FDA to discuss the registrational trial, including the necessary data package to support a BLA filing and potential approval for the tumor HI indication, as an expansion of the congenital HI indication.

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

Expanded Access Program (“EAP”)

We maintain an EAP for a variety of HI indications for the purpose of making ersodetug available on a compassionate use basis when available therapeutic options have failed, and an individual’s hypoglycemia is unmanageable. In clinical and real-world experience, ersodetug has been shown to counteract excessive insulin action downstream, at the insulin-receptor on target organs. The unique mechanism of action of ersodetug makes the therapy a potential universal treatment for any form of HI. To date, we have received over 25 unsolicited inbound physician inquiries regarding the use of ersodetug in patients with tumor HI caused by metastatic insulinomas or non-islet cell tumors, which has thus far resulted in the request, approval, and initiation of ersodetug in nine patients with tumor HI. In the U.S., these requests have all been individually approved by the Division. The tumor HI patients dosed have been refractory to the standard of care therapies for chronic management of hypoglycemia. They generally required continuous intravenous dextrose or nutritional infusion in order to prevent severe hypoglycemia, and were typically hospitalized and in life-threatening or hospice-bound condition at the time of request. Further treatment with tumor-directed therapies (e.g., embolization, radiotherapy, chemotherapy) was often deferred as a result of the debilitating hypoglycemia.

Generally, dosing for tumor HI patients has been either 6 mg/kg or 9 mg/kg every 1-4 weeks. In all cases to date, ersodetug has led to substantial improvement in hypoglycemia and has been well tolerated. Within a relatively short period of time after administration of ersodetug, continuous intravenous dextrose was discontinued or substantially reduced and hospitalized patients were able to be discharged and receive maintenance ersodetug doses on an outpatient basis, with durable benefit. In several cases, other background medical therapies to prevent hypoglycemia were able to be weaned or stopped, and patients were able to resume tumor-directed therapies for treatment of their underlying cancer. No participants have discontinued the therapy due to lack of response or safety, and the duration of treatment has ranged from several months to more than 1 year in several instances, in this subset of tumor HI patients with significantly advanced and metastatic tumor burden. Presently, 3 patients are receiving ersodetug in an ongoing fashion, including one patient who has been successfully treated for more than one year, and several other patients have recently been brought to our attention and are currently under consideration for possible treatment.

Four patients with cHI are currently receiving ersodetug as part of our EAP, which has served to support patients on a compassionate use basis prior to availability of the Phase 3 sunRIZE clinical trial. These participants were refractory to usual therapies and include one infant patient where off-label or surgical (pancreatectomy) therapies were being considered. The duration of treatment in these participants ranges from 1 year to approximately 3 years, with ongoing benefit.

Recent Developments

2025 Underwritten Offering

On April 23, 2025, we entered into an underwriting agreement for the planned issuance and sale of equity securities in an underwritten public offering (the “2025 Underwritten Offering”). The 2025 Underwritten Offering resulted in the issuance of (i) 20,786,923 shares of common stock at a price of $3.25 per share for gross proceeds of $67.6 million, and (ii) pre-funded warrants to purchase 6,905,385 shares of common stock at a public offering price of $3.249 per pre-funded warrant (the “2025 PFWs”) for gross proceeds of $22.4 million. The Company granted the underwriters a 30-day option to purchase up to an additional 4,153,846 shares of its common stock at a public offering price of $3.25 per share. The underwriters’ option was fully exercised for all 4,153,846 shares of common stock for gross proceeds of $13.5 million. Closing occurred on April 24, 2025, whereby the aggregate gross proceeds amounted to $103.5 million. The net proceeds of the 2025 Underwritten Offering amounted to approximately $96.9 million, after deducting underwriting commissions and other offering costs.

2024 Underwritten Offering

On June 13, 2024, we entered into an underwriting agreement for the planned issuance and sale of equity securities in an underwritten public offering (the “2024 Underwritten Offering”). The 2024 Underwritten Offering provided for the issuance of (i) 11,250,000 shares of common stock at a price of $4.00 per share for gross proceeds of $45.0 million, and (ii) pre-funded warrants to purchase 3,750,000 shares of common stock at a public offering price of $3.999 per pre-funded warrant (the “2024 PFWs”) for gross proceeds of $15.0 million. The Company granted the underwriters a 30-day option to purchase up to an additional 2,250,000 shares of its common stock at a public offering price of $4.00 per share. The underwriters’ option was partially exercised for 1,786,589 shares of common stock for gross proceeds of $7.1 million. Closing occurred on June 24, 2024, whereby the aggregate gross proceeds amounted to $67.1 million. The net proceeds of the 2024 Underwritten Offering amounted to approximately $62.6 million, after deducting underwriting commissions and other offering costs. In July 2024, we utilized approximately $59.7 million of net proceeds from the 2024 Underwritten Offering to purchase investments in marketable debt securities with maturities that range from October 2024 through December 2025.

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

Share-Based Compensation Expense

We measure the fair value of services received in exchange for grants of share-based awards based on the fair value of the award as of the grant date. We compute the fair value of the equity awards with time-based vesting using the BSM option-pricing model and recognize the cost of the equity awards over the period that services are provided to earn the award. For awards that contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized on a straight-line basis over the requisite service period as if the award was, in substance, a single award. We recognize the impact of forfeitures in the period that the forfeiture occurs, rather than estimating the number of awards that are not expected to vest in accounting for share-based compensation. For stock options that are voluntarily surrendered, all unrecognized compensation is immediately recognized in the period the options are cancelled.

Results of Operations

Revenue. As a late-stage rare disease company, we did not generate any revenue for the three and nine months ended March 31, 2025 and 2024. We are at a late stage of clinical development and do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. We do not expect to be able to generate revenue from any of our product candidates for several years.

Three months ended March 31, 2025 and 2024

Research and development expenses. R&D expenses for the three months ended March 31, 2025 and 2024 were as follows (in thousands, except percentages):

	March 31,		Increase
	2025	2024	Amount	Percent
Total R&D expenses	$15,283	$12,401	$2,882	23%

The increase in R&D expenses of $2.9 million for the three months ended March 31, 2025 was primarily attributable to (i) a $3.5 million increase in ersodetug R&D costs, and (ii) a $1.0 million increase in R&D headcount costs, partially offset by a decrease of $1.7 million in RZ402 and other R&D related costs.

The increase in ersodetug R&D costs was driven by (i) $1.9 million of manufacturing related costs for process performance qualification batch production of drug product, (ii) $1.0 million in clinical costs due to startup activities in 2024 for the tumor HI phase 3 study which we are in preparation for first patient enrollment anticipated in the second quarter of calendar 2025, and (iii) a $0.9 million increase in clinical trial costs due to the ongoing enrollment of patients in the cHI phase 3 clinical study. These increases amount to $3.8 million and were partially offset by a $0.3 million decrease in preclinical, toxicology and other ersodetug costs after the partial clinical hold on the sunRIZE study was lifted by the FDA in September 2024, requiring no further toxicology studies for that specific purpose. For the three months ended March 31, 2024, there were no clinical costs incurred for tumor HI related program spend as this study had yet to be initiated and there were fewer clinical costs for cHI as we had not enrolled any patients in the sunRIZE study as of March 31, 2024.

The increase in R&D facilities and headcount related costs of $1.0 million was driven by (i) $0.7 million increase in R&D compensation costs attributable to an increase in the average number of R&D employees from 39 for the three months ended March 31, 2024 to 48 employees for the three months ended March 31, 2025 and (ii) increase in R&D facilities costs to support the increased headcount.

RZ402 costs decreased by $1.7 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This decrease was due to a $1.7 million reduction in RZ402 clinical costs as we completed the Phase 2 study in the prior year and are actively in discussion with potential partners to continue clinical development leading to minimal program costs in the current period.

General and administrative expenses. G&A expenses for the three months ended March 31, 2025 and 2024 were as follows (in thousands, except percentages):

	March 31,		Increase
	2025	2024	Amount	Percent
Total G&A expenses	$4,740	$3,812	$928	24%

The increase in G&A expenses of $0.9 million for the three months ended March 31, 2025, was primarily attributable to an increase of $0.5 million in compensation and benefits for our G&A workforce, and an increase in consulting expenses of $0.4 million related to business development and market planning activities in preparation for future ersodetug commercial activities, such as market research.

The $0.5 million increase in G&A cash compensation was primarily attributable to an increase in the average number of G&A employees from 16 for the three months ended March 31, 2024, to 20 employees for the three months ended March 31, 2025.

Interest and other income. Interest and other income amounted to $1.1 million for the three months ended March 31, 2025 and 2024. Interest and other income received is primarily from our investments in marketable debt securities.

Change in fair value of derivative liabilities. For the three months ended March 31, 2025, there were no warrant liabilities recognized. For the three months ended March 31, 2024, we recognized an expense of approximately $2.0 million, primarily due to the increase of $0.65 per share in our stock price, resulting in changes in the fair value of the warrant derivative liability related to the Exchange PFWs issued on March 8, 2024.

Income taxes. For the three months ended March 31, 2025 and 2024, we did not recognize any income tax benefit due to our net losses, and our determination that a valuation allowance was required for all of our deferred income tax assets.

Nine months ended March 31, 2025 and 2024

Research and development expenses. R&D expenses for the nine months ended March 31, 2025 and 2024 were as follows (in thousands, except percentages):

	March 31,		Increase
	2025	2024	Amount	Percent
Total R&D expenses	$40,664	$36,654	$4,010	11%

The increase in R&D expenses of $4.0 million for the nine months ended March 31, 2025 was primarily attributable to (i) an increase of $8.2 million related to ersodetug R&D costs and (ii) an increase of $1.5 million in other R&D costs. These increases amount to $9.7 million and were partially offset by a $5.7 million decrease in costs related to RZ402 program spend as there are no active RZ402 studies in the current period while we are actively seeking a partner to continue development of this program.

The net increase in ersodetug costs of $8.2 million was attributable to (i) $6.3 million of manufacturing related costs for process performance qualification batch production of drug product, which will also continue support both phase 3 studies and EAPs, (ii) $1.8 million of clinical related costs incurred for the tumor HI phase 3 study for which startup activities were initiated in August 2024 after clearance of our IND application and anticipating enrollment of the first patient in the study in the second quarter of calendar 2025 and (iii) $0.9 million of costs for the sunRIZE clinical trial which did not enroll its first patient until April 2024, and we are tracking to complete enrollment in the study in May 2025. These increases amount to $9.0 million and were partially offset by a $0.8 million decrease in preclinical, toxicology and other ersodetug costs that were no longer required to support our efforts to remove the partial clinical hold on the sunRIZE study, which was lifted by the FDA in September 2024.

Other R&D preclinical, toxicology and facilities costs increased by $1.5 million due to an increase in R&D employee compensation and employee related costs. The increase in R&D employee compensation and related costs was attributable to an increase in the average number of R&D employees from 42 for the nine months ended March 31, 2024 to 48 employees for the nine months ended March 31, 2025.

General and administrative expenses. G&A expenses for the nine months ended March 31, 2025 and 2024 were as follows (in thousands, except percentages):

	March 31,		Increase
	2025	2024	Amount	Percent
Total G&A expenses	$13,380	$10,667	$2,713	25%

The increase in G&A expenses of $2.7 million for the nine months ended March 31, 2025, was primarily attributable to (i) an increase in consulting expenses of $1.5 million related to business development, market planning activities for ersodetug and other professional service fees, and (ii) an increase of $1.2 million in compensation and benefits for our G&A workforce.

Cash-based compensation and benefits for our G&A workforce increased by approximately $1.9 million and was partially offset by a reduction of share-based compensation of $0.7 million. This $1.9 million increase in cash-based compensation was primarily attributable to an increase in the average number of G&A employees from 14 for the nine months ended March 31, 2024, to 18 employees for the nine months ended March 31, 2025. Share-based compensation for our G&A workforce decreased by $0.7 million from $3.1 million for the nine months ended March 31, 2024 to $2.4 million for the nine months ended March 31, 2025. This decrease in share-based compensation expense was primarily attributable to stock options that became fully vested during the fiscal year ended June 30, 2024.

Interest and other income. Interest and other income amounted to $4.0 million for the nine months ended March 31, 2025, compared to $3.8 million for the nine months ended March 31, 2024. This increase of $0.2 million was primarily due to an increase in the average value of money market funds and investments in marketable debt securities from $79.1 million at March 31, 2024 to $85.0 million as of March 31, 2025. Investment balances were higher due to proceeds from the 2024 Underwritten Offering and 2024 Private Placement, offset by investment maturities that were utilized to fund operating activities. Investments in marketable debt securities are our primary source of liquidity to fund clinical expenditures and other operating expenses.

Change in fair value of derivative liabilities. For the nine months ended March 31, 2025, there were no warrant liabilities recognized. For the nine months ended March 31, 2024, we recognized an expense of approximately $2.0 million, primarily due to the increase of $0.65 per share in our stock price, resulting in changes in the fair value of the warrant derivative liability related to the Exchange PFWs issued on March 8, 2024.

Income taxes. For the nine months ended March 31, 2025 and 2024, we did not recognize any income tax benefit due to our net losses, and our determination that a valuation allowance was required for all of our deferred tax assets.

Liquidity and Capital Resources

Short-term Liquidity Requirements

As of March 31, 2025, we had cash and cash equivalents of $14.6 million, short-term marketable debt securities of $72.3 million and working capital was approximately $78.2 million. We have incurred cumulative net losses of $379.5 million since our inception and as a clinical stage company we have not generated any meaningful revenue to date. Our most significant contractual obligations consist of milestone payments pursuant to licensing agreements with XOMA Corporation (“XOMA”) and ActiveSite Pharmaceuticals, Inc. (“ActiveSite”) discussed below.

Our primary source of liquidity has historically been from the completion of private placements and public offerings of our equity securities, as well as proceeds from the issuance of debt securities. For the nine months ended March 31, 2025, we received proceeds of $6.0 million related to a private placement of 1.5 million shares of common stock. Additionally, in April 2025 we completed the 2025 Underwritten Offering that resulted in net proceeds of $96.9 million from the issuance of 24.9 million shares of common stock and pre-funded warrants to purchase 6.9 million shares of common stock. For further information about the key terms and results of our recent equity financing activities please refer to the discussion above under the caption Recent Developments. The completion of equity financings between May 2022 and July 2024 is the primary source of our total cash, cash equivalents and short-term investments in marketable debt securities of $86.9 million as of March 31, 2025.

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

Remaining cash payments related to existing contractual obligations for the 12-months ending March 31, 2026 include approximately (i) $0.8 million under all of our operating lease agreements, (ii) a milestone payment to XOMA of $5.0 million due upon dosing of the last patient in any of our Phase 3 clinical trials for ersodetug. Due to uncertainties in the estimated timing associated with clinical trial activities, it is possible that the milestone payment due upon dosing of the last patient could be delayed beyond March 31, 2026.

Based on our cash and cash equivalents balance of $14.6 million and investments in short-term marketable debt securities balance of $72.3 million as of March 31, 2025, combined with the net proceeds of $96.9 million received in the 2025 Underwritten Offering, we believe we have adequate capital resources to meet all of our contractual obligations and conduct all planned activities to advance our clinical trials at least through the next 12 months.

Long-term Liquidity Requirements

Our most significant long-term contractual obligations consist of additional clinical and regulatory milestone payments up to $30.0 million payable to XOMA and additional milestone payments up to $25.0 million payable to ActiveSite. Of these amounts, we expect that $5.0 million will be payable to XOMA during the 12-month period ending March 31, 2026 as discussed above under the caption Short-term Liquidity Requirements. Up to $50.0 million of the remaining milestone payments that may become payable are considered a long-term liquidity requirement. Due to uncertainties in the timing associated with clinical trial activities and regulatory approvals, there is even greater uncertainty in forecasting the timing of future clinical and regulatory milestone payments to XOMA and ActiveSite that may extend beyond the next 12 months.

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

Presented below is an additional discussion about the ongoing requirements pursuant to our license agreements with XOMA and ActiveSite, along with additional information about our ongoing financing activities that impacted our liquidity and capital resources through March 31, 2025.

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

Upon the achievement of certain clinical and regulatory events, we will be required to make up to $37.0 million in aggregate milestone payments to XOMA. Milestone payments made to date include a $2.0 million payment in January 2022 for the enrollment of the last patient of the Phase 2 clinical study and $5.0 million paid in May 2024 related to the first patient enrollment in a Phase 3 study. We record a liability for milestone payments in our financial statements on the date that we achieve the milestone event. The next milestone payment of $5.0 million will be due upon the enrollment of the last patient in a Phase 3 study, which we believe will occur in the next twelve months. Additionally, upon the future commercialization of ersodetug, we will be required to pay royalties to XOMA based on the net sales of the related products, and milestone payments up to an additional $185.0 million if future annual sales related to ersodetug exceed targets ranging from $100.0 million to $1.0 billion. Through March 31, 2025, no events have occurred that would result in the requirement to make additional milestone payments and no royalties have been incurred.

ActiveSite License Agreement

In August 2017, we entered into a Development and License Agreement with ActiveSite (“ActiveSite License Agreement”) pursuant to which we acquired the rights to ActiveSite’s PKI portfolio. We are planning to use the PKI Program to develop, file, manufacture, market and sell products for diabetic macular edema and other therapeutic indications. The ActiveSite License Agreement requires various milestone payments ranging from $1.0 million to $10.0 million when milestone events occur, up to an aggregate of $46.5 million of aggregate milestone payments. The first milestone payment for $1.0 million was paid in December 2020 after completion of preclinical work and submission of an IND to the FDA for RZ402. The second milestone payment for $3.0 million became due upon dosing of the first patient in a Phase 2 study in February 2023. Remaining milestone payments under the ActiveSite License Agreement for various clinical and regulatory milestones amount to $25.0 million and milestones after commercial success or alternative indication approvals amount to $17.5 million. We will also be required to pay royalties equal to 2.0% of any sales of products that use the PKI Program. Through March 31, 2025, no events have occurred that would result in the requirement to make additional milestone payments and no royalties have been incurred.

Cash Flows Summary

Presented below is a summary of our operating, investing, and financing cash flows for the nine months ended March 31, 2025 and 2024 (in thousands):

	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(47,080)	$(38,846)	$(8,234)
Investing activities	(14,887)	29,036	(43,923)
Financing activities	6,167	(296)	6,463

Cash Used in Operating Activities

For the nine months ended March 31, 2025 and 2024, cash used in operating activities amounted to $47.1 million and $38.8 million, respectively. The key components in the calculation of our cash used in operating activities are as follows (in thousands):

	2025	2024	Change
Net loss	$(50,022)	$(45,483)	$(4,539)
Non-cash expenses	5,183	8,008	(2,825)
Accretion of discounts and amortization of premiums on marketable debt securities, net	(2,059)	(2,100)	41
Changes in operating assets and liabilities, net	(182)	729	(911)
Total	$(47,080)	$(38,846)	$(8,234)

For the nine months ended March 31, 2025, our net loss was $50.0 million compared to $45.5 million for the nine months ended March 31, 2024. For further discussion about changes in our operating results for the nine months ended March 31, 2025 and 2024, please refer to Results of Operations above.

For the nine months ended March 31, 2025 and 2024, our non-cash expenses of $5.2 million and $8.0 million, respectively, were primarily attributable to share-based compensation expense, loss in change of fair value of a warrant liabilities, and non-cash lease expense. For the nine months ended March 31, 2025 and 2024, accretion of discounts and amortization of premiums on marketable debt securities amounted to $2.1 million. For the nine months ended March 31, 2025, net changes in operating assets and liabilities decreased operating cash flow by $0.2 million, primarily driven by cash outflows resulting in a net increase in prepaid expense and other assets of $1.2 million. This amount was partially offset by a net increase of $1.0 million in accounts payable and other accrued liabilities. For the nine months ended March 31, 2024, net changes in operating assets and liabilities increased operating cash flow by $0.7 million, primarily driven by an increase of $1.3 million in accounts payable and other accrued liabilities. This amount was partially offset by cash outflows resulting from an increase in prepaid expenses and other assets of $0.6 million.

Cash Provided by or Used in Investing Activities

For the nine months ended March 31, 2025, our net cash used in investing activities amounted to $14.9 million. For the nine months ended March 31, 2025, we received proceeds of $85.8 million upon the maturity of certain marketable debt securities. These cash proceeds from maturities, along with certain proceeds from the 2024 Underwritten Offering in June 2024 and the 2024 Private Placement in July 2024, were used to purchase a total of $100.7 million of marketable debt securities.

For the nine months ended March 31, 2024, our net cash provided by investing activities amounted to $29.0 million, primarily related to the maturity of marketable debt securities of $85.8 million partially offset by cash outflows of $56.7 million to reinvest in marketable debt securities.

Cash Provided by or Used in Financing Activities

For the nine months ended March 31, 2025, our net cash provided by financing activities was $6.2 million. Cash inflows amounted to $6.8 million consisting of proceeds of $6.0 million from the 2024 Private Placement and $0.8 million from the exercise of stock options. These amounts were partially offset by cash outflows related to the payment of offering costs of $0.6 million incurred in connection with the 2024 Underwritten Offering.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive and Financial Officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Principal Executive and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on that assessment under those criteria, our management has determined that our internal control over financial reporting was effective as of March 31, 2025.

Changes in Internal Controls over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Legacy Risk Factor Disclosures are set forth in (i) Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the Securities and Exchange Commission (“SEC”) on September 19, 2024, and (ii) in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2024 filed with the SEC on February 12, 2025. As of the date of this Report, there have been no material changes with respect to the Legacy Risk Factor Disclosures except for the risk factor set forth below.

Clinical failure can occur at any stage of clinical development. Because the results of earlier clinical trials are not necessarily predictive of future results, any product candidate we advance through clinical trials may not have favorable results in later clinical trials.

Clinical failure can occur at any stage of clinical development. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of pharmaceutical companies have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical or preclinical testing.

In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including differences in trial protocols and design, the size and type of the patient population, adherence to the dosing regimen and the rate of dropout among clinical trial participants. We do not know whether any clinical trials we may conduct will demonstrate consistent and/or adequate efficacy and safety to obtain marketing approval for our product candidates.

On April 18, 2025, an independent data monitoring committee (“IDMC”) conducted a non-binding, interim analysis of our sunRIZE study for the treatment of congenital HI and reported that the sunRIZE study should continue as planned without any adjustment to the sample size of the sunRIZE study. There can be no assurances that the observations made at the interim analysis will be consistent with the final study results for various reasons, including that the final study results based upon the full sample size may not be consistent with the results achieved by the limited sample size used to conduct the interim analysis and the current sample size of patients with active RMS patients for each trial may not be sufficiently large to demonstrate efficacy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are incorporated by reference or filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Exhibits
1.1

Underwriting Agreement, dated as of April 23, 2025, by and between the Company and Guggenheim Securities, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed on April 23, 2025)

4.1	Form of Pre-funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on April 23, 2025)
31.1*	Certification of Chief Executive and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of Chief Executive and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS*	Inline XBRL Instance Document
101.SC*	Inline XBRL Taxonomy Extension Schema
101.CA*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LA*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101)

* Filed herewith.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REZOLUTE, INC.

Date: May 13, 2025	By:	/s/ Nevan Charles Elam
Nevan Charles Elam
Chief Executive Officer
(Principal Executive and Financial Officer)