Form 10-K
period 2025-06-30
Rezolute, Inc.
filed 2025-09-17
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

As of December 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates, was approximately $258,827,000, based on the last reported sales price of $4.90 as quoted on the Nasdaq Capital Market on such date.

The registrant had 90,811,368 shares of its $0.001 par value common stock outstanding as of September 15, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on November 19, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

-i-

-

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (“Annual Report”) contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

●	our ability to obtain regulatory approvals for our therapeutics in development;
●	our expectations regarding clinical development and the timeline to complete clinical studies;
●	our projected operating or financial results, including anticipated cash flows to be used in operating activities;
●	our expectations regarding capital expenditures, research and development (“R&D”) expenses and the timing of milestone payments required under license agreements;
●	our beliefs and assumptions relating to our liquidity position, including our ability to obtain additional financing;
●	our future dependence on third-party manufacturers or strategic partners to manufacture any of our pharmaceutical drugs and diagnostics that receive regulatory approval; and
●	our ability to identify strategic partners and enter into license, co-development, collaboration or similar arrangements.

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

Summary of Clinical Assets

Ersodetug

Our lead clinical asset, ersodetug, is a potential treatment for hypoglycemia caused by multiple forms of hyperinsulinism.

Ersodetug is an intravenously administered human monoclonal antibody that binds to a unique site (allosteric) on the insulin receptor in insulin target tissues, such as in the liver, fat, and muscle. The antibody down modulates insulin’s binding, signaling, and action thereby counteracting the effects of elevated insulin in the body, and helping to restore glucose to a more normalized range. Ersodetug shows dose dependent pharmacokinetics with a half-life greater than 2 weeks, which has the potential for monthly dosing. Therefore, we believe that ersodetug is ideally suited as a potential therapy for conditions characterized by excessive insulin or insulin-like levels, and it is being developed to treat hyperinsulinism. As ersodetug acts downstream from beta cells, it has the potential to be universally effective at treating hypoglycemia related to HI, whether genetic or acquired.

Ersodetug for Congenital Hyperinsulinism

sunRIZE Phase 3 Study

We completed enrollment in May 2025 of a pivotal Phase 3 clinical study (the “sunRIZE” study) of ersodetug for the treatment of hypoglycemia in participants with congenital HI, an ultra-rare pediatric genetic disorder characterized by excessive production of insulin by the pancreas. The study was to enroll approximately 56 participants in more than a dozen countries around the world, inclusive of U.S. patients, and enrollment target was exceeded. Topline results from the study are anticipated to be available in December 2025, but the specific date of the availability of such results may vary.

The sunRIZE study is a global, randomized, double-blind, placebo-controlled, parallel arm evaluation of ersodetug in participants 3 months of age and older with congenital HI who are not adequately responding to standard of care medical therapies. Specifically, the study is evaluating the safety and efficacy of ersodetug in participants who are unable to achieve control of low blood sugars and experience hypoglycemia (blood sugars below 70 mg/dL). The study will determine the ability of ersodetug to correct hypoglycemia as assessed by (i) hypoglycemia events using self-monitored blood glucose (“SMBG”) and (ii) time in hypoglycemia using continuous glucose monitoring (“CGM”) over 24 weeks of treatment.

On July 14, 2025, we presented “Preliminary Patient Demographics and Baseline Characteristics From a Phase 3 Study (sunRIZE) of Ersodetug for Hypoglycemia Due to Congenital Hyperinsulinism: Trial in Progress” at the Annual Meeting of the Endocrine Society (“ENDO”). Comparable to what we witnessed in the Phase 2 RIZE study, the average age of study participants is younger (3.4 years) with 35% of the participants under the age of 2. 95% of participants were taking one or more standard of care treatments (40% on Diazoxide), and had an average of 15 hypoglycemia events per week with 19% daily time spent in hypoglycemia.

Congenital HI is the most common cause of recurrent and persistent hypoglycemia in children. Individuals with congenital HI typically present with signs or symptoms of hypoglycemia shortly after birth. Hypoglycemia can result in significant brain injury and death if not recognized and managed appropriately. Additionally, recurrent, or cumulative, hypoglycemia can lead to progressive and irreversible damage over time, including serious and devastating brain injury, seizures, neuro-developmental problems, feeding difficulties, and significant impact on patient and family quality of life. In cases where individuals have diffuse disease, a near-total pancreatectomy may be undertaken, although ongoing medical treatment of hypoglycemia is generally required for several years after surgery, before eventual insulin-dependent diabetes ensues. There are no Food and Drug Administration (“FDA”) approved therapies for all forms of congenital HI and the current

-

standard of care treatments are suboptimal. The current treatments used by physicians include glucagon, diazoxide, somatostatin analogues and pancreatectomy. We estimate that in the U.S. alone the addressable market for congenital HI is more than 1,500 individuals.

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

Ersodetug for Tumor Hyperinsulinism

Based on clinical trial data across the overall HI program and a recognition of the mechanistic applicability to tumor HI, further validated by real-world experience in tumor HI patients who have been successfully treated with ersodetug throughout the U.S. in the Company's Expanded Access Program, ersodetug was granted Breakthrough Therapy Designation by the FDA in May 2025.

upLIFT Phase 3 Study

In mid-2025 we initiated the Phase 3 registrational study (“upLIFT”) of ersodetug for the treatment of hypoglycemia due to tumor HI. Topline results from the study are anticipated to be available in the second half of calendar 2026, but the specific date of the availability of such results may vary.

At a meeting held with FDA on August 19, 2025, the agency agreed to modifications to the design of the study including removing the need to conduct a double-blind randomized placebo-controlled trial. The truncated study will include as few as 16 participants and will be limited to the single-arm open-label portion of the upLIFT study.

The upLIFT study is a Phase 3 registrational, single-arm, open-label, pivotal trial in participants with tumors who have uncontrolled hypoglycemia caused by tumor HI. Eligible participants requiring continuous intravenous (“IV”) glucose will receive ersodetug 9 mg/kg per week for 8 weeks, as an add-on to standard of care. Following this 8-week pivotal treatment period, all participants may receive ersodetug in long-term extension. The primary endpoint is the number of participants achieving at least a 50 percent reduction from baseline in IV glucose requirements (glucose infusion rate; “GIR”). Additional endpoints include the time to discontinuation of GIR, time to discharge from the hospital, extent of hypoglycemia events and hypoglycemia time in the outpatient setting by self-monitored blood glucose and continuous glucose monitor, respectively, and patient reported quality of life. Utilizing Breakthrough Therapy Designation, we plan to engage further with FDA to discuss the necessary data package to support a BLA filing and potential approval for the tumor HI indication, as an expansion of the congenital HI indication.

Tumor HI may be caused by two distinct types of solid tumors: neuroendocrine islet cell tumors (“ICTs”) and non-islet cell tumors (“NICTs”), both of which lead to hypoglycemia due to excessive activation of the insulin receptor. Insulinomas are the most common type of functional ICT and mediate hypoglycemia through excessive insulin production. NICTs are generally associated with relatively large, solid tumors such as hepatocellular carcinoma, fibrosarcoma and mesothelioma, and can cause hypoglycemia by producing and secreting insulin-like paraneoplastic substances such as IGF-2 or related variants that bind to and activate the insulin receptor. This form of hypoglycemia can occur in more than 15 different tumor types.

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

-

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

While we believe the total addressable market may be larger, the immediately addressable market for the combined indications causing tumor HI is estimated to be approximately 1,500 patients in the U.S. alone.

Expanded Access Program (“EAP”)

We maintain an EAP for a variety of HI indications for the purpose of making ersodetug available on a compassionate use basis when available therapeutic options have failed, and an individual’s hypoglycemia is unmanageable. In clinical and real-world experience, ersodetug has been shown to counteract excessive insulin action downstream, at the insulin-receptor on target organs. The unique mechanism of action of ersodetug makes the therapy a potential universal treatment for any form of HI. To date, we have received over 25 unsolicited inbound physician inquiries regarding the use of ersodetug in patients with tumor HI caused by metastatic insulinomas or non-islet cell tumors, which has thus far resulted in the request, approval, and initiation of ersodetug in 13 ICTH and NICTH patients. In the U.S., these requests have all been individually approved by the FDA's Office of Cardiology, Hematology, Endocrinology and Nephrology - Division of Diabetes, Lipid Disorders, and Obesity (“Division”). The tumor HI patients that have received ersodetug have been refractory to the standard of care therapies for chronic management of hypoglycemia. These patients have generally required continuous intravenous dextrose or nutritional infusion in order to prevent severe hypoglycemia and were typically hospitalized and in life-threatening or hospice-bound condition at the time of request. Further treatment with tumor-directed therapies (e.g., embolization, radiotherapy, chemotherapy) was often deferred as a result of the debilitating hypoglycemia.

Generally, dosing for tumor HI patients has been either 6 mg/kg or 9 mg/kg every 1-4 weeks. In all cases to date, ersodetug has led to substantial improvement in hypoglycemia and has been well tolerated. Within a relatively short period of time after administration of ersodetug, continuous intravenous dextrose was discontinued or substantially reduced and hospitalized patients were able to be discharged and receive maintenance ersodetug doses on an outpatient basis, with durable benefit. In several cases, other background medical therapies to prevent hypoglycemia were able to be weaned or stopped, and patients were able to resume tumor-directed therapies for treatment of their underlying cancer. No participants have discontinued the therapy due to lack of response or safety, and the duration of treatment has ranged from several months to more than one year in several instances, in this subset of tumor HI patients with significantly advanced and metastatic tumor burden.

Five patients with congenital HI are currently receiving ersodetug as part of our EAP, which has served to support patients on a compassionate use basis prior to availability of the Phase 3 sunRIZE clinical trial. These participants were refractory to usual therapies and include one infant where off-label or surgical (pancreatectomy) therapies were being considered. The duration of treatment in these participants ranges from one to approximately 3 years, with ongoing benefit.

-

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

U.S. patents, as well as most foreign patents, are generally effective for 20 years from the date the earliest application was filed. U.S. patents that were issued on applications filed before June 8, 1995, may be effective until 17 years from the issue date, if that is later than the 20-year date. In some cases, the patent term may be extended to recapture a portion of the term lost during regulatory review of the claimed therapeutic or, in the case of the U.S., because of U.S. Patent and Trademark Office (“USPTO”) delays in prosecuting the application. In the U.S., under the Drug Price Competition and Patent Term Restoration Act of 1984 (commonly known as the “Hatch-Waxman Act”), a patent that covers a drug approved by the FDA may be eligible for patent term extension (for up to five years, but not beyond a total of 14 years from the date of product approval) as compensation for patent term lost during the FDA regulatory review process. The duration and extension of the term of foreign patents varies in accordance with local law. In the EU, Supplementary Protection Certificates, or SPCs, are available to extend a patent term up to five years to compensate for patent protection lost during regulatory review. Although all EU Member States must provide SPCs, SPCs must be applied for and granted on a country-by-country basis. Limited exceptions apply to the protection conferred by the SPC.

As further described in the “XOMA License Agreement” section below, we hold a worldwide, exclusive license from XOMA to patents covering the ersodetug molecule, including 38 issued patents worldwide and in the U.S. (4 U.S.) and pending patent applications with claims directed to compositions of matter and methods of use in therapy. These patents expire between 2030 to 2036. We also are pursuing patent applications relating to formulations of the clinical product candidate. In addition, for certain of our product candidates we also expect to have further exclusivity in the form of data and marketing exclusivity under pharmaceutical regulatory laws, including for example, potentially up to 12 years of exclusivity from the date of first BLA approval of our product candidates.

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

Government Regulation

Regulation by governmental authorities in the U.S. and other countries and potential changes in regulatory philosophy and focus is a significant factor in the development, manufacture and marketing of pharmaceutical products. All of our potential products will require regulatory approval by governmental agencies prior to commercialization. In particular, pharmaceutical therapies are subject to rigorous preclinical testing and clinical trials and other pre-market approval requirements by the FDA and Regulatory Authorities (as defined below) in foreign countries. Various federal, state and foreign statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products.

In addition, we are subject to various federal, state, and local laws, regulations and recommendations relating to safe working conditions; laboratory and manufacturing practices; the experimental use of animals; and the use and disposal of

-

hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research, development and manufacturing.

Research and Development

We incurred approximately $61.5 million and $55.7 million in research and development expenses for the fiscal years ended June 30, 2025 and 2024, respectively. For further discussion of activities related to our clinical programs, please refer to the discussion above. For further discussion of our research and development expenses, please refer to the discussion under the caption Results of Operations under Item 7 of this Annual Report.

Human Capital Management

Employees

As of June 30, 2025, we had 71 full-time employees, of which 52 employees were engaged in research and development and 19 employees were engaged in general and administrative functions. Of the 71 employees, all were located in the United States. We have a number of employees who hold Ph.D. degrees and other advanced degrees. None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages nor are we aware of any employment circumstances that are likely to disrupt work at any of our facilities. As part of our measures to attract and retain personnel, we provide a number of benefits to our full-time employees, including health insurance, life insurance, retirement benefits, paid holiday and vacation time. In addition, we grant stock options, restricted stock units, and other equity compensation to certain key employees as an added incentive to remain in our employment. We believe that we maintain good relations with our employees.

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

-

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

Before obtaining approval from the government authorities or professional bodies with authority to grant regulatory approval for our drug candidates in a particular country, such as the EMA, the FDA and analogous authorities in other jurisdictions outside of the United States (“Regulatory Authorities”), we must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to the outcome. Any delays in the commencement or completion of our ongoing, planned or future clinical trials could significantly increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues. We do not know whether our planned trials will begin on time or at all, or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

-

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

We are exposed to additional risks associated with regulatory approval.

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

-

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

-

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

It is possible that our raw material suppliers may not be able to sell these raw materials at the times we need them or on commercially reasonable terms due to forces outside of our control including, but not limited to, inflation, tariffs, and global conflicts. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Our third-party manufacturers and suppliers may encounter delays in providing their services as a result of supply chain constraints. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Although we generally do not begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete the clinical study, any significant delay in the supply of raw material components needed to produce a product candidate for a clinical study due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If we or our manufacturers are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply of such product candidates, which would impair our ability to generate revenues from the sale of our product candidates.

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

-

We may be unable to manage our anticipated growth effectively.

If any of our product candidates move from clinical development into commercialization, this anticipated growth will place significant strains on our management, operational systems and processes, financial systems and internal controls and other aspects of our business. We must upgrade our internal business processes and capabilities to create the scalability that a growing business demands. As of September 15, 2025, we had 77 full-time employees. To execute our anticipated growth successfully, we must continue to attract and retain qualified personnel and manage and train them effectively. Commercializing any of our product candidates will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service, distribution and quality assurance personnel. In addition, we expect that we will need to hire additional accounting, finance and other personnel.

Further, our anticipated growth will place additional strain on our suppliers, resulting in an increased need for us to carefully monitor quality assurance. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.

Our ability to successfully transition from a largely development stage company to a full scale commercial operation is uncertain given the fact that we have been in operation for numerous years. As we continue to grow, we will be required to implement more complex organizational management structures and may find it increasingly difficult to maintain the benefits of our corporate culture. If we do not successfully manage our anticipated growth, our business, financial condition, results of operations, and prospects could be harmed.

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

We incurred net losses of $74.4 million and $68.5 million for the fiscal years ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $403.9 million. Cash used in our operating activities amounted to $69.1 million and $57.4 million for the fiscal years ended June 30, 2025 and 2024, respectively. We expect that the amount of cash used in our operating activities will continue to increase for the next several years. As of June 30, 2025, we had cash and cash equivalents of $94.1 million and investments in marketable debt securities of $73.8 million that is expected to provide us with adequate capital resources to fund planned activities for at least 12 months from the issuance date of the consolidated financial statements for the year ended June 30, 2025.

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

-

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

Federal and state laws impose substantial restrictions on the utilization of net operating loss (“NOL”) carryforwards in the event that certain ownership changes occur as defined in Section 382 of the Internal Revenue Code (“IRC”). Due to our financing activities, we experienced ownership changes that have resulted in significant limitations on the future use of our NOL carryforwards. As of June 30, 2025, we have U.S. federal NOL carryforwards of approximately $201.4 million, of which $33.4 million will expire without any opportunity for utilization due to the limitations set forth in IRC Section 382. Assuming that further IRC Section 382 ownership changes do not occur, the remaining $168.0 million of NOL carryforwards consist of approximately (i) $10.5 million that are currently available to offset taxable income but if not utilized will expire in 2031 through 2035, (ii) $10.8 million that becomes available through 2038 and that expire by June 30, 2038 if not utilized, and (iii) $146.7 million that never expire. It should be noted that there was an ownership change in 2025 that the $201.4 million will be subject to going forward. However, the ownership limitation that occurred in the 2022 fiscal year was more restrictive. It should be noted that with respect to $75.7 million of the $146.7 million of NOL carryforwards that never expire, the $75.7 million are subject to more restrictive prior 382 limitations, and as such will become available in varying annual amounts for an aggregate of approximately $9.9 million through fiscal year 2038, and $1.2 million annually thereafter. It is possible that any future ownership changes could result in further limitations on the use of our NOL carryforwards or other tax attributes, which could adversely affect our future financial position, profitability and cash flows.

-

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002 (“Section 404”), and the related rules of the SEC which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. Effective April 27, 2020, the SEC adopted amendments to the “accelerated filer” and “large accelerated filer” definitions in Rule 12b-2 under the Securities and Exchange Act of 1934. The amendments exclude from the “accelerated filer” and “large accelerated filer” definitions an issuer that is eligible to be a smaller reporting company and that had annual revenues of less than $100 million in the most recent fiscal year for which audited financial statements are available. We determined that our Company does not meet the accelerated or large accelerated filer definitions as of June 30, 2025. For so long as we remain a smaller reporting company and a non-accelerated filer, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies, including, but not limited to, not being required as a non-accelerated filer to comply with the auditor attestation requirements of Section 404(b). An independent assessment by our independent registered public accounting firm of the effectiveness of internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

Although we have determined that our internal control over financial reporting was effective as of June 30, 2025, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remediate any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

In the future we may not qualify as are no a “smaller reporting company” within the meaning of the Securities Act and as a result we would be will be subject to certain enhanced disclosure requirements which will require us to incur significant expenses and expend time and resources.

As of September 15, 2025, our market capitalization was $678.4 million. If our market capitalization continues on its current trajectory it is possible that as of December 31, 2025, we may no longer qualify as a “smaller reporting company,” and, as a result, we would be required to comply with various disclosure and compliance requirements that did not previously apply, such as the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, the requirement that we hold a nonbinding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved, the requirement to provide full and more detailed executive compensation disclosure and the reduction in the amount of time for filing our periodic and annual reports. Compliance with these additional requirements increases our legal and financial compliance costs and causes management and other personnel to divert attention from operational and other business matters to these additional public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to delisting proceedings by the stock exchange on which our common shares are listed, or sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Operations outside the United States may be affected by different local politics, business and cultural factors, different regulatory requirements and prohibitions between jurisdictions.

We intend to seek regulatory approval in foreign countries for all of our potential product candidates prior to commercialization. Pharmaceutical therapies are subject to rigorous preclinical testing and clinical trials and other pre-market approval requirements by Regulatory Authorities in foreign countries. Operations outside the United States may

-

be affected by different local business and cultural factors, different regulatory requirements and prohibitions between jurisdictions, including the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments, and changes in regulatory requirements for financing activities.

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

As of June 30, 2025, the fair value of the investments in our marketable debt securities portfolio was approximately $73.8 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could result in credit-related loss and result in realized losses. The process for determining whether allowances are needed for credit-related losses usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

As of June 30, 2025, we had $7,000 in net unrealized losses in our marketable debt securities. Unrealized losses in our marketable debt securities portfolio may increase in the future due to the aforementioned economic factors. While our goal is to hold each security until maturity, that may not be possible in light of our policy to preserve capital and liquidity and because investment in securities with unrealized losses has a diminished utility as a source of liquidity prior to maturity. Selling securities with an unrealized loss would result in the realization of such losses, which could have an adverse effect on our financial condition and results of operations.

Unfavorable global and regional economic and political conditions could adversely affect our business, financial condition or results of operations.

Our business could be adversely affected by global or regional economic, political and health conditions. Various macroeconomic factors could adversely affect our business, financial condition and results of operations, including changes in inflation, tariffs, interest rates and overall economic conditions and uncertainties, including those resulting from political instability, trade disputes between nations and the current and future conditions in the global financial markets. For example, the current U.S. trade policy is focused on tariffs and retaliatory tariffs which has had a significant impact on the global economy which could potentially adversely affect our business, financial condition or results of operations.

-

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

-

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

-

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

If our shareholders sell substantial amounts of our common stock in the public market upon the expiration of any statutory holding period or lockup agreements, under Rule 144, or issued upon the exercise of outstanding PFWs, stock options, RSUs, warrants or other convertible securities, it could create a circumstance commonly referred to as an “overhang” and

-

in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The shares of our restricted common stock will be freely tradable upon the earlier of: (i) effectiveness of a registration statement covering such shares and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 (or other applicable exemption) under the Securities Act of 1933, as amended (“Securities Act”).

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

One Big Beautiful Bill Act (“OBBBA”)

The recent enactment of the OBBBA may adversely affect our business, financial condition, results of operation and future plans. Because the OBBBA is a wide reaching law, we are assessing its potential impact on our business, financial condition, results of operations and future plans and we plan to provide an update in future SEC filings once this assessment is complete.

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

-

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

Our management periodically evaluates information provided by its consultants on evolving cybersecurity risks and, based on its assessment of the processes the Company has put in place, does not believe there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations, or financial condition. Further, we did not have any cybersecurity incidents in fiscal year 2025.

Item 2. Properties.

In April 2022, we entered into a lease for a corporate headquarters facility at 275 Shoreline Drive, Suite 500, Redwood City California 94065. The leased space contains approximately 9,300 square feet of office space. The lease commenced in October 2022 and provides for average remaining monthly rent of approximately $53,000 through October 2027.

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

Holders

As of September 15, 2025, there were 246 holders of record of our common stock. We believe the number of beneficial owners of our common stock is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker “street names” for the benefit of individual investors.

-

Dividends

We have never paid cash dividends and intend to employ all available funds in the development of our business. We have no plans to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

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

Executive Summary

Our priorities going into the second half of 2025 and first half of 2026 are to execute across our two Phase 3 clinical trials. Our goals include (i) complete the sunRIZE study (as defined below) to enable topline data in December 2025, (ii) continue enrollment in the registrational tumor HI study, and (iii) assuming supportive data from sunRIZE, submit a Biologics License Application to the FDA for ersodetug in mid-2026.

Clinical Development

Our focus as a Company is advancing ersodetug as a potential treatment for all forms of HI, specifically in two Phase 3 clinical studies for congenital HI and tumor HI. To that end, we have completed enrollment in the pivotal Phase 3 sunRIZE clinical study of ersodetug, which is a randomized, double-blind, placebo-controlled, parallel arm evaluation of ersodetug in participants with congenital HI who are not adequately responding to standard of care medical therapies. Target enrollment of 56 participants was exceeded with 62 participants between 3 months and 45 years of age enrolled, including approximately 15 percent from U.S. sites. Topline results from the study are anticipated to be available in December 2025, but the specific date of the availability of such results may vary.

The upLIFT study in tumor HI is currently enrolling in the U.S. and Europe. At a meeting held with FDA on August 19, 2025, the agency agreed to modifications to the design of the study including removing the need to conduct a double-blind randomized placebo-controlled trial. The truncated study will include as few as 16 participants and will be limited to the

-

single-arm open-label portion of the upLIFT study. Topline results from the study are anticipated to be available in the second half of 2026.

Recent Developments

Appointment of Chief Commercial Officer. On August 18, 2025, the Board of Directors approved the appointment of Sunil Karnawat to serve as our Chief Commercial Officer. In connection with the appointment, we extended Mr. Karnawat an employment offer letter (the “Offer Letter”). The Offer Letter provides for the following compensation: (i) an annual base salary of $475,000; (ii) a signing bonus of $65,000, (iii) eligibility to receive an annual performance bonus with a target of 40% of Mr. Karnawat’s base salary, on December 31st of each year; (iv) an inducement grant pursuant to Nasdaq Listing Rule 5635(c)(4) in the form of stock options to purchase 275,000 shares (the “Inducement Grant”) of our common stock, and (v) 25,000 shares of RSUs. The stock options issued as the Inducement Grant will vest and become exercisable as to 25% of the underlying shares on the first anniversary of the grant date, and will vest and become exercisable as to the remaining 75% of the underlying shares in 36 equal monthly installments from the first anniversary of the grant date, subject to his continued employment on such vesting dates. If we are acquired during his employment, all remaining options will automatically vest.

2025 Private Placement. In May 2025, we entered into a securities purchase agreement (the “2025 SPA”) with Handok, Inc. and two other investors relating to a private placement (the “2025 Private Placement”), pursuant to which we agreed to sell 1,295,383 shares of common stock at a purchase price of $3.25 per share. Closing of the 2025 Private Placement occurred in June 2025, whereby we received net proceeds of $4.2 million after deduction of offering costs.

2025 Underwritten Offering. On April 23, 2025, we entered into an underwriting agreement for the planned issuance and sale of equity securities in an underwritten public offering (the “2025 Underwritten Offering”). The 2025 Underwritten Offering resulted in the issuance of (i) 20,786,923 shares of common stock at a price of $3.25 per share for gross proceeds of $67.6 million, and (ii) pre-funded warrants to purchase 6,905,385 shares of common stock at a public offering price of $3.249 per pre-funded warrant (the “2025 PFWs”) for gross proceeds of $22.4 million. The Company granted the underwriters a 30-day option to purchase up to an additional 4,153,846 shares of its common stock at a public offering price of $3.25 per share. The underwriters’ option was fully exercised for all 4,153,846 shares of common stock for gross proceeds of $13.5 million received concurrently with the closing of the 2025 Underwritten Offering. Closing occurred on April 24, 2025, whereby the aggregate gross proceeds amounted to $103.5 million. The net proceeds of the 2025 Underwritten Offering amounted to approximately $96.8 million, after deducting underwriting commissions and other offering costs.

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

-

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

Investments in Marketable Debt Securities

We account for investments in marketable debt securities as available-for-sale securities whereby they are recorded in our consolidated balance sheets at fair value. Interest income consists of accrued interest earned based on the coupon rate of the security, plus the impact of accreting discounts and amortizing premiums to maturity using the straight-line method which approximates the effective interest method. Unrealized gains and losses due to subsequent changes in fair value of the investments are reported in shareholders’ equity as a component of accumulated other comprehensive income (loss). The individual debt securities in our portfolio are subject to credit risk in the event of default by the issuers. We review the components of our portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below amortized cost have resulted from a credit-related loss or other factors. To the extent that declines in fair value are due to a deterioration of credit quality of the issuer, we will recognize an allowance for credit losses related to such investments with a corresponding loss in the consolidated statements of operations. Allowances for credit losses may be reversed in subsequent periods if conditions improve and credit-related losses are no longer expected. For a decline in fair value that is solely due to changes in interest rates, impairment is not recognized if

-

we have the ability and intent to hold the investment until maturity. The cost basis of any securities sold prior to maturity will be determined using the specific identification method.

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

Share-Based Compensation Expense

We measure the fair value of services received in exchange for grants of share-based awards based on the fair value of the award as of the grant date. We compute the fair value of equity awards with time-based vesting using the Black-Scholes Merton (“BSM”) option-pricing model and recognize the cost of the equity awards over the period that services are provided to earn the award. For stock option awards that contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized on a straight-line basis over the requisite service period as if the award was, in substance, a single award. Fair value of RSUs is based on the closing market price on the date of grant whereby compensation costs is recognized ratably over the vesting period of RSUs.

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

Loss from Change in Fair Value of Derivative Liabilities

We recognize warrant derivative liabilities based on assessment of the warrant’s specific terms and applicable authoritative guidance set forth by Financial Accounting Standards Board (“FASB”) in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments and meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of the end of each subsequent quarterly period while the warrants are outstanding. Liability classified warrants are valued using the BSM option-pricing model at issuance and for each reporting period when applicable. Changes in fair value are reflected as gains and losses in our consolidated statements of operations. We also recognize liabilities for embedded derivatives that arose in connection with a legacy debt agreement.

-

Results of Operations

Results of operations for the fiscal years ended June 30, 2025 and 2024 reflect net losses of approximately $74.4 million and $68.5 million, respectively. Our consolidated statements of operations for the fiscal years ended June 30, 2025 and 2024, along with the changes between fiscal years, are presented below (in thousands, except percentages):

	2025	2024	Amount	Percent
Operating expenses:
Research and development:	$61,527	$55,743	$5,784	10%
General and administrative:	18,367	14,680	3,687	25%
Total operating expenses	79,894	70,423	9,471	13%
Operating loss	(79,894)	(70,423)	(9,471)	13%
Non-operating income (expense):
Interest and other income	5,482	4,870	612	13%
Loss from change in fair value of warrant derivative liability	—	(2,850)	2,850	100%
Loss from change in fair value of embedded derivative liabilities	—	(56)	56	100%
Total non-operating income (expense), net	5,482	1,964	3,518	179%
Net loss	$(74,412)	$(68,459)	$(5,953)	9%

Presented below is a discussion of the key factors that resulted in changes in our results of operations for these periods.

Revenue. As a clinical stage company, we did not generate any revenue for the fiscal years ended June 30, 2025 and 2024. We are at an early stage of development and do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenue. We do not expect to be able to market any of our product candidates for several years.

Research and Development Expenses. R&D expenses for the fiscal years ended June 30, 2025 and 2024 were as follows (in thousands, except percentages):

	2025	2024	Amount	Percent
Total R&D expenses	$61,527	$55,743	$5,784	10%

The increase in R&D expenses of $5.8 million for the fiscal year ended June 30, 2025 was primarily attributable to (i) an increase of $11.8 million related to ersodetug clinical and manufacturing costs and (ii) an increase of $1.0 million in other R&D costs. These increases amount to $12.8 million and were partially offset by a $7.0 million decrease in costs related to RZ402 clinical and manufacturing spend as there are no active RZ402 studies in the fiscal year ended June 30, 2025.

The increase in ersodetug program costs of $11.8 million primarily was driven by (i) $6.7 million of manufacturing related costs for process performance qualification batch production of drug product, which will continue to support both phase 3 studies and the EAPs as well as prepare for potential commercialization, (ii) $3.2 million in clinical costs due to costs incurred for the tumor HI phase 3 study for which startup activities were initiated in August 2024 after clearance of our Investigational New Drug (“IND”) application and for which we are anticipating enrollment of the first patient in the study in the second half of calendar 2025, and (iii) a $1.9 million increase in costs for the sunRIZE clinical trial which enrolled its first patient in April 2024 and concluded enrollment in May 2025.

Other R&D costs increased by $1.0 million primarily due to a $1.9 million increase in R&D employee compensation and benefits. The increase in R&D employee compensation and benefits was attributable to an increase in the average number of R&D employees from 42 for the fiscal year ended June 30, 2024 to 48 for the fiscal year ended June 30, 2025. These costs were partially offset by a $0.9 million decrease primarily due to preclinical, toxicology and other ersodetug costs

-

that were no longer required to support our efforts to remove the partial clinical hold on the sunRIZE study, which was lifted by the FDA in September 2024.

General and Administrative Expenses. G&A expenses for the fiscal years ended June 30, 2025 and 2024 were as follows (in thousands, except percentages):

	2025	2024	Amount	Percent
Total G&A expenses	$18,367	$14,680	$3,687	25%

The increase in G&A expenses of $3.7 million for the fiscal year ended June 30, 2025 was primarily attributable to an increase in G&A compensation and benefits related to our administrative workforce of $1.8 million. Cash-based G&A compensation and benefits increased by $2.2 million from $5.0 million for the fiscal year ended June 30, 2024 to $7.2 million for the fiscal year ended June 30, 2025. This increase was attributable to an increase in the average number of G&A employees from 15 to 19 and an increase in compensation related to annual performance bonuses. G&A professional fees increased by $1.8 million from $3.5 million for the fiscal year ended June 30, 2024 to $5.3 million for the fiscal year ended June 30, 2025. This increase in G&A professional fees resulted from pre-commercial planning activities, post regulatory approval planning and other professional fee increases.

Interest and other income. For the fiscal year ended June 30, 2025, we recognized $5.5 million of interest income compared to $4.9 million of interest income for the fiscal year ended June 30, 2024. This increase of $0.6 million was primarily due to the Company having a higher average balance of investments in marketable debt securities throughout the fiscal year ended June 30, 2025.

Change in Fair Value of Warrant Derivative Liability. For the fiscal year ended June 30, 2025, the Company did not have any warrant derivative liabilities. For the fiscal year ended June 30, 2024, we recognized a loss of $2.9 million during the period from March 8, 2024 through May 13, 2024 when the Exchange PFWs were classified as liabilities. This loss was due to an increase of $0.95 per share in our stock price, resulting in an increase in the fair value of the derivative liability that was recognized due to a shareholder approval provision regarding ownership limitations that prohibited equity classification. This liability existed until May 13, 2024 when the Exchange PFW holders agreed to an amendment that eliminated this provision. Our stock price increased from $1.90 per share on March 8, 2024, to $2.85 per share on May 13, 2024 when the Exchange PFWs were modified.

Income Taxes. For the fiscal years ended June 30, 2025 and 2024, we did not recognize any income tax benefit due to our net losses and our determination that a full valuation allowance was required for our deferred income tax assets.

Liquidity and Capital Resources

Short-term Liquidity Requirements

As of June 30, 2025, we had cash and cash equivalents of $94.1 million and investments in marketable debt securities $73.8 million for total capital resources of $167.9 million. Working capital amounted to approximately $159.2 million as of June 30, 2025. We have incurred cumulative net losses of $403.9 million since our inception and as a clinical stage company we have not generated any meaningful revenue to date.

Accordingly, our primary source of liquidity has historically been from the completion of private placements and public offerings of our equity securities, as well as proceeds from the issuance of debt securities. For the fiscal years ended June 30, 2025 and 2024, we received net proceeds from the issuance of equity securities of $107.0 million and $62.6 million, respectively. The completion of equity financings between June 2024 and June 2025 is the primary source of total cash and cash equivalents and investments in marketable debt securities of $167.9 million as of June 30, 2025. For further information about the key terms and results of our equity financing activities completed in the first and fourth quarter of fiscal year 2025, please refer to the discussion above under the caption Recent Developments.

Expected cash payments related to our existing contractual obligations for the fiscal year ending June 30, 2026 include approximately $0.8 million under our operating lease agreements.

-

Based on our cash, cash equivalents and marketable debt security investments totaling $167.9 million as of June 30, 2025, we believe we have adequate capital resources to meet the Company’s contractual obligations and carry out ongoing clinical trials and other planned activities for at least 12 months from the issuance date of the consolidated financial statements for the year ended June 30, 2025.

Long-term Liquidity Requirements

Our most significant long-term contractual obligations consist of a regulatory milestone payment of $25.0 million payable to XOMA and additional clinical and regulatory milestone payments up to $25.0 million payable to ActiveSite. Due to uncertainties in the timing associated with clinical trial activities and regulatory approvals, there is even greater uncertainty in forecasting the timing of future clinical and regulatory milestone payments to XOMA and ActiveSite that may be required during the fiscal year ending June 30, 2027 and thereafter.

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

In addition to our licensing obligations, we also have long-term contractual obligations under existing operating lease agreements ranging between approximately $0.2 million to $0.8 million for each of the fiscal years ending June 30, 2027 through 2028. Based on our current forecast, we expect that our existing capital resources will be sufficient to fund our contractual obligations and carry out ongoing clinical trials and other planned activities for at least 12 months from the issuance date of the consolidated financial statements for the year ended June 30, 2025. Therefore, we will need to obtain additional equity or debt financing in order to fund all of our long-term liquidity requirements.

Presented below is additional discussion about the ongoing requirements pursuant to our license agreements with XOMA and ActiveSite, along with additional information about our ongoing financing activities that impacted our liquidity and capital resources for the fiscal year ended June 30, 2025.

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

Upon the achievement of certain clinical and regulatory events, we will be required to make up to $37.0 million in aggregate milestone payments to XOMA. Milestone payments made to date include a $2.0 million payment in January 2022 for the enrollment of the last patient of the Phase 2 clinical study, $5.0 million paid in May 2024 related to the first patient enrollment in a Phase 3 study, and $5.0 million paid in June 2025 related to the last patient dosed in a Phase 3 study. We record a liability for milestone payments in our financial statements on the date that we achieve the milestone event. The next milestone payment of $25.0 million will be due upon the first regulatory approval of ersodetug by any regulatory authority. Additionally, upon the future commercialization of ersodetug, we will be required to pay royalties to XOMA based on the net sales of the related products, and milestone payments up to an additional $185.0 million if future annual sales related to ersodetug exceed targets ranging from $100.0 million to $1.0 billion. Through June 30, 2025, no events have occurred that would result in the requirement to make additional milestone payments, and no royalties have been incurred.

-

ActiveSite License Agreement

In August 2017, we entered into a Development and License Agreement with ActiveSite (the “ActiveSite License Agreement”) pursuant to which we acquired the rights to ActiveSite’s Plasma Kallikrein Inhibitor program (“PKI Portfolio”). We are planning to use the PKI Portfolio to develop, file, manufacture, market and sell products for diabetic macular edema and other therapeutic indications. The ActiveSite License Agreement requires various milestone payments ranging from $1.0 million to $10.0 million when milestone events occur, up to an aggregate of $46.5 million of aggregate milestone payments. The first milestone payment for $1.0 million was paid in December 2020 after completion of preclinical work and submission of an IND to the FDA for RZ402. The second milestone payment for $3.0 million became due upon dosing of the first patient in a Phase 2 study in February 2023. Remaining milestone payments under the ActiveSite License Agreement for various clinical and regulatory milestones amount to $25.0 million and milestones after commercial success or alternative indication approvals amount to $17.5 million. We will also be required to pay royalties equal to 2.0% of any sales of products that use the PKI Portfolio. Through June 30, 2025, no events have occurred that would result in the requirement to make additional milestone payments and no royalties have been incurred.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the fiscal years ended June 30, 2025 and 2024 (in thousands):

	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(69,075)	$(57,368)	$(11,707)
Investing activities	(14,541)	48,699	(63,240)
Financing activities	107,327	63,029	44,298

Cash Flows Used in Operating Activities

For the fiscal years ended June 30, 2025 and 2024, cash flows used in operating activities amounted to $69.1 million and $57.4 million, respectively. The key components in the calculation of our cash used in operating activities are as follows (in thousands):

	2025	2024	Change
Net loss	$(74,412)	$(68,459)	$(5,953)
Non-cash expenses	7,684	10,828	(3,144)
Accretion of discounts and amortization of premiums on marketable debt securities, net	(2,394)	(2,837)	443
Changes in operating assets and liabilities, net	47	3,100	(3,053)
Total	$(69,075)	$(57,368)	$(11,707)

For the fiscal year ended June 30, 2025, our net loss was $74.4 million compared to $68.5 million for the fiscal year ended June 30, 2024. For further discussion about changes in our operating results for the fiscal years ended June 30, 2025 and 2024, please refer to Results of Operations above.

For the fiscal year ended June 30, 2025, our non-cash expenses of $7.7 million primarily consisted of share-based compensation expense of $7.1 million and non-cash lease expense of $0.5 million. For the fiscal year ended June 30, 2024, our non-cash expenses of $10.8 million primarily consisted of share-based compensation expense of $7.4 million, a loss from change in the fair value of the warrant derivative liability of $2.9 million, and non-cash lease expense of $0.5 million.

For the fiscal year ended June 30, 2025, non-cash gains consisted of the net impact of accreting discounts and amortizing premiums on investments in marketable debt securities of $2.4 million. For the fiscal year ended June 30, 2024, non-cash gains consisted of the net impact of accreting discounts and amortizing premiums on investments in marketable debt securities of $2.8 million.

-

For the fiscal year ended June 30, 2025, net changes in operating assets and liabilities offset for a minimal increase in operating cash flow, primarily driven by an increase accounts payable and other accrued liabilities of $2.1 million, partially offset by an increase in prepaid expenses and other assets of $2.1 million associated with prepayments for clinical trials and manufacturing activities. For the fiscal year ended June 30, 2024, net changes in operating assets and liabilities increased operating cash flow by $3.1 million, primarily driven by an increase in accounts payable and other accrued liabilities of $3.2 million, partially offset by an increase in prepaid expenses and other assets of $0.1 million associated with prepayments for clinical trials and manufacturing activities.

Cash Flows Provided by (Used in) Investing Activities

For the fiscal year ended June 30, 2025, net cash used in investing activities amounted to $14.5 million, primarily related to cash outflows used to purchase marketable debt securities of $128.1 million, partially offset by the proceeds from maturities of marketable debt securities of $113.6 million. For the fiscal year ended June 30, 2024, our net cash provided by investing activities amounted to $48.7 million, primarily related to the proceeds from maturities of marketable debt securities of $115.1 million, partially offset by cash outflows used to purchase marketable debt securities of $66.4 million.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the fiscal year ended June 30, 2025 amounted to $107.3 million. This amount consisted of (i) proceeds of $97.3 million from the 2025 Underwritten Offering, (ii) proceeds of $6.0 million from the 2024 Private Placement, and (iii) proceeds of $4.2 million from the 2025 Private Placement. For the fiscal year ended June 30, 2025, we also received proceeds of $0.9 million from the exercise of employee stock options to purchase approximately 341,000 shares of common stock and paid $1.1 million for offering costs.

Net cash provided by financing activities for the fiscal year ended June 30, 2024 amounted to $63.0 million. This amount consisted of proceeds of $63.1 million from the 2024 Underwritten Offering. For the fiscal year ended June 30, 2024, we also received proceeds of $0.2 million from the exercise of employee stock options to purchase approximately 82,000 shares of common stock and paid $0.3 million for offering costs.

Off-Balance Sheet Arrangements

During the fiscal years ended June 30, 2025 and 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 1 to our consolidated financial statements included in Item 8 of this Annual Report regarding the impact of certain recently issued accounting pronouncements on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

-

Item 8. Financial Statements and Supplementary Data.

-

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Rezolute, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Rezolute, Inc. and subsidiaries (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Newport Beach, California

September 17, 2025

-

REZOLUTE, INC.

Consolidated Balance Sheets

June 30, 2025 and 2024

(In Thousands, Except Share Amounts and Par Value)

	2025	2024
Assets
Current assets:
Cash and cash equivalents	$94,107	$70,396
Investments in marketable debt securities	73,751	56,478
Prepaid expenses and other	3,287	1,779
Total current assets	171,145	128,653

Long-term assets:
Deposits and other	2,925	1,838
Right-of-use assets	1,348	1,880
Property and equipment, net	72	103
Investments in marketable debt securities	—	263
Total assets	$175,490	$132,737

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$5,809	$4,901
Accrued liabilities:
Accrued clinical and other	3,202	2,325
Compensation and benefits	2,269	1,812
Current portion of operating lease liabilities	632	568
Total current liabilities	11,912	9,606

Long-term liabilities:
Operating lease liabilities, net of current portion	983	1,660
Embedded derivative liability	468	468
Total liabilities	13,363	11,734

Commitments and contingencies (Notes 5, 10 and 11)

Shareholders' equity:
Preferred stock, $0.001 par value; 400,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 165,000,000 and 100,000,000 shares authorized; issued and outstanding 86,995,985 and 53,245,824 shares as of June 30, 2025 and 2024, respectively	87	53
Additional paid-in capital	565,903	450,473
Accumulated other comprehensive loss	(7)	(79)
Accumulated deficit	(403,856)	(329,444)
Total shareholders’ equity	162,127	121,003
Total liabilities and shareholders’ equity	$175,490	$132,737

The accompanying notes are an integral part of these consolidated financial statements.

-

REZOLUTE, INC.

Consolidated Statements of Operations and Comprehensive Loss

For the Fiscal Years Ended June 30, 2025 and 2024

(In Thousands, Except Share and Per Share Amounts)

	2025	2024
Operating expenses:
Research and development	$61,527	$55,743
General and administrative	18,367	14,680
Total operating expenses	79,894	70,423
Operating loss	(79,894)	(70,423)
Non-operating income (expense):
Interest and other income, net	5,482	4,870
Loss from change in fair value of embedded derivative liability	—	(56)
Loss from change in fair value of warrant derivative liability	—	(2,850)
Total non-operating income (expense), net	5,482	1,964

Net loss	(74,412)	(68,459)

Other comprehensive income:
Net unrealized gain on marketable debt securities	72	272

Comprehensive loss	$(74,340)	$(68,187)

Net loss per common share:
Basic and diluted	$(0.98)	$(1.33)

Weighted average number of common shares outstanding:
Basic and diluted	75,999,290	51,466,150

The accompanying notes are an integral part of these consolidated financial statements.

-

REZOLUTE, INC.

Consolidated Statements of Shareholders’ Equity

For the Fiscal Years Ended June 30, 2025 and 2024

(In Thousands, Except Share Amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, June 30, 2023	36,827,567	$37	$377,471	$(351)	$(260,985)	$116,172
Proceeds from issuance of equity securities in 2024 Underwritten Offering, net of underwriting discounts
Common stock	13,036,589	13	49,004	—	—	49,017
2024 Pre-Funded Warrants	—	—	14,096	—	—	14,096
Commissions and other offering costs	—	—	(548)	—	—	(548)
Issuance of common stock upon exercise of stock options	81,588	—	246	—	—	246
Share-based compensation	—	—	7,360	—	—	7,360
Cashless exercise of pre-funded warrants	6,300,080	6	(6)	—	—	—
Acquisition and retirement of treasury shares pursuant to Exchange Agreement	(3,000,000)	(3)	(5,697)	—	—	(5,700)
Reclassification of warrant derivative liability to equity	—	—	8,547	—	—	8,547
Net change in accumulated other comprehensive income (loss)	—	—	—	272	—	272
Net loss	—	—	—	—	(68,459)	(68,459)
Balances, June 30, 2024	53,245,824	53	450,473	(79)	(329,444)	121,003

Proceeds from issuance of equity securities in 2025 Underwritten Offering, net of underwriting discounts
Common stock	24,940,769	25	76,169	—	—	76,194
2025 Pre-Funded Warrants	—	—	21,089	—	—	21,089
Gross proceeds from issuance of common stock for cash in 2024 Private Placement	1,500,000	1	5,999	—	—	6,000
Gross proceeds from issuance of common stock for cash in 2025 Private Placement	1,295,383	1	4,209	—	—	4,210
Commissions and other offering costs	—	—	(546)	—	—	(546)
Issuance of common stock upon exercise of stock options	488,742	1	1,395	—	—	1,396
Share-based compensation	—	—	7,121	—	—	7,121
Cashless exercise of pre-funded warrants	5,525,267	6	(6)	—	—	—
Net change in accumulated other comprehensive income (loss)	—	—	—	72	—	72
Net loss	—	—	—	—	(74,412)	(74,412)
Balances, June 30, 2025	86,995,985	$87	$565,903	$(7)	$(403,856)	$162,127

The accompanying notes are an integral part of these consolidated financial statements.

-

REZOLUTE, INC.

Consolidated Statements of Cash Flows

For the Fiscal Years Ended June 30, 2025 and 2024

(In Thousands)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(74,412)	$(68,459)
Share-based compensation expense	7,121	7,360
Loss from change in fair value of warrant derivative liability	—	2,850
Loss from change in fair value of embedded derivative liability	—	56
Non-cash lease expense	532	526
Accretion of discounts and amortization of premiums on marketable debt securities, net	(2,394)	(2,837)
Depreciation expense	31	36
Changes in operating assets and liabilities:
Increase in prepaid expenses, deposits, and other assets	(2,095)	(129)
Increase in accounts payable	1,421	1,083
Increase in accrued liabilities	721	2,146
Net Cash Used in Operating Activities	(69,075)	(57,368)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable debt securities	(128,140)	(66,401)
Proceeds from maturities of marketable debt securities	113,599	115,100
Net Cash Provided by (Used in) Investing Activities	(14,541)	48,699

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	893	234
Net cash payment pursuant to Exchange Agreement	—	(3)
Proceeds from issuance of equity securities in underwritten offerings, net of underwriting discounts
Issuance of common stock	76,194	49,017
Issuance of pre-funded warrants	21,089	14,096
Gross proceeds from issuance of common stock in 2024 Private Placement	6,000	—
Gross proceeds from issuance of common stock in 2025 Private Placement	4,210	—
Payment of offering costs	(1,059)	(315)
Net Cash Provided by Financing Activities	107,327	63,029

Net increase in cash and cash equivalents	23,711	54,360
Cash and cash equivalents at beginning of fiscal year	70,396	16,036
Cash and cash equivalents at end of fiscal year	$94,107	$70,396

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—
Cash paid for amounts included in the measurement of operating lease liabilities	748	728
Operating lease liabilities incurred in exchange for right-of-use-assets	—	352

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of treasury shares in exchange for issuing pre-funded warrant liability	$—	$5,697
Receivable from exercise of stock options	$503	$12
Payable for offering costs charged to additional paid-in capital	$35	$548

The accompanying notes are an integral part of these consolidated financial statements.

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements.

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

Comprehensive income (loss) is defined as net income (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under GAAP are reported as separate components of shareholders’ equity instead of net income (loss). For the fiscal years ended June 30, 2025 and 2024, components of comprehensive loss included the Company’s net loss and unrealized gains (losses) on investments in marketable debt securities.

The Company’s Chief Executive Officer also serves as the Company’s chief operating decision maker for purposes of allocating resources and assessing performance based on financial information of the Company. Since its inception, the Company has determined that its activities as a clinical stage biopharmaceutical company are classified as a single reportable operating segment.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, determination if an allowance for credit losses is required or if other than temporary impairment exists for marketable debt securities, fair value of derivative liabilities, fair value of share-based compensation, management’s assessment of going concern, and estimates related to clinical trial accrued liabilities. Actual results could differ from those estimates.

Risks and Uncertainties

The Company's operations may be subject to significant risks and uncertainties including financial, operational, regulatory and other risks associated with a clinical stage company, including the potential risk of business failure discussed in Note 2.

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements.

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

Investments in Marketable Debt Securities

Under the investment policy approved by the Company’s Board of Directors, eligible investments in fixed income debt securities must be denominated and payable in U.S. dollars, including eligible corporate bonds, corporate commercial paper, U.S. government obligations, and money market funds. This investment policy only permits investments in the debt securities of issuers that meet stringent credit quality ratings on the date of the investment. The investment policy also places restrictions on the length of maturities and concentrations by type and issuer. The Company only invests in issuers that management believes are of high credit quality. However, all issuers are exposed to credit risk in the event of default. The Company classifies investments in marketable debt securities that mature in less than one year as short-term assets. For investments that mature in more than one year, the investments are classified as long-term assets unless management intends to liquidate the investments to fund current operations before the scheduled maturity dates.

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

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements.

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

Share-Based Compensation

The Company measures the fair value of employee and director services received in exchange for grants of stock options and other equity awards, based on the fair value of the award as of the grant date. The Company computes the fair value of stock options using the Black-Scholes-Merton (“BSM”) option pricing model and recognizes the value of the equity awards over the period that services are provided to earn the award, usually the vesting period. For awards granted which contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized as an expense on a straight-line basis over the requisite service period as if the award was, in substance, a single award. Fair value of restricted stock units (“RSUs”) is based on the closing market price on the date of grant whereby compensation cost is recognized ratably over the vesting period of the RSUs. The Company recognizes the impact of forfeitures in the period that the forfeiture occurs, rather than estimating the number of awards that are not expected to vest in accounting for share-based compensation. For stock options that are voluntarily surrendered by employees, all unrecognized compensation is immediately recognized in the period the options are cancelled.

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

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements.

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

Diluted net loss per share is computed using the treasury stock method by further giving effect to all potential shares of common stock, including stock options, unvested RSUs, and Legacy Warrants (defined in Note 8), to the extent dilutive.

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

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

Recently Adopted Accounting Standard. The following accounting standard was adopted for the fiscal year ended June 30, 2025:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company implemented the guidance in ASU 2023-07 for the fiscal year ended June 30, 2025 and retrospectively for the fiscal year ended June 30, 2024 (see Note 15). The adoption of ASU 2023-07 did not have any material impact on the accompanying consolidated financial statements.

Standard Required to be Adopted in Future Periods. The following accounting standard has not yet been adopted by the Company:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures. ASU 2023-09 requires disclosure of additional income tax information, primarily related to the rate reconciliation and income taxes paid. This ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Management plans to adopt this accounting standard for the fiscal year ended June 30, 2026.

The adoption of ASU 2023-09 and other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not currently expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 2 — LIQUIDITY

The Company is in the clinical stage and has not yet generated any revenues. For the fiscal year ended June 30, 2025, the Company incurred a net loss of $74.4 million and net cash used in operating activities amounted to $69.1 million. As of June 30, 2025, the Company had an accumulated deficit of $403.9 million, and the Company’s capital resources consisted of cash and cash equivalents of $94.1 million and marketable debt securities totaling $73.8 million.

As discussed in Note 7, the Company completed the 2025 Underwritten Offering in April 2025 that resulted in the issuance of approximately 24.9 million shares of common stock and 6.9 million prefunded warrants for net proceeds of $96.8 million after underwriting discounts and other offering costs. The Company also completed two private placements during the year in July 2024 and June 2025 that resulted in the issuance of approximately 1.5 million and 1.3 million shares for net proceeds of $6.0 million and $4.2 million, respectively.

As of June 30, 2025, the Company had total liabilities of $13.4 million, including total current liabilities of $11.9 million. As discussed in Note 5, the Company is subject to license agreements that provide for future contractual payments upon achievement of various milestone events. Pursuant to the XOMA License Agreement (as defined below), a $25.0 million milestone payment will be due upon regulatory approval of ersodetug by any regulatory authority. The commitment to pay the $25.0 million for regulatory approval of ersodetug is not expected to be recognized as a liability within the next 12 months. Due to uncertainties in the timing associated with clinical trial activities and regulatory approvals, there is even greater uncertainty in forecasting the timing of future clinical and regulatory milestone payments to XOMA that may be required during the fiscal year ending June 30, 2027 and thereafter.

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements.

Management believes the Company’s cash and cash equivalents and investments in marketable debt securities will be adequate to meet the Company’s contractual obligations and carry out ongoing clinical trials and other planned activities for at least 12 months from the issuance date of the consolidated financial statements for the year ended June 30, 2025.

NOTE 3 — INVESTMENTS IN MARKETABLE DEBT SECURITIES

Investments in marketable debt securities are classified as follows in the consolidated balance sheets as of June 30, 2025 and 2024 (in thousands):

	2025	2024
Short-term investments	$73,751	$56,478
Long-term investments	—	263
Total investments	$73,751	$56,741

The Company only invests in liquid, high quality debt securities. Nonetheless, all of these investments are subject to interest rate and credit risk that may result in fluctuations in the fair value of the investments. To minimize the exposure due to an adverse shift in interest rates, the Company generally invests in securities with expected maturities of two years or less while maintaining a weighted average maturity of one year or less. As of June 30, 2025 all investments in marketable debt securities with an aggregate fair value of $73.8 million are scheduled to mature during the 12-month period ending June 30, 2026.

During the fiscal year ended June 30, 2025, marketable debt securities for $113.6 million matured and approximately $128.1 million was invested in additional marketable debt securities. The Company did not sell any marketable debt securities prior to the scheduled maturity dates for the fiscal years ended June 30, 2025 and 2024.

Accrued interest receivable on all marketable debt securities amounted to $0.7 million and $0.4 million as of June 30, 2025 and 2024, respectively. Accrued interest is included in other current assets in the accompanying consolidated balance sheets.

For the fiscal years ended June 30, 2025 and 2024, the Company did not recognize any allowance for credit losses or other than temporary impairment related to investments in marketable debt securities.

The following table summarizes the unrealized gains and losses that result in differences between the amortized cost basis and fair value of the Company’s marketable debt securities held as of June 30, 2025 (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Corporate commercial paper	$16,595	$1	$(8)	$16,588
Obligations of U.S. government agencies	5,447	—	(2)	5,445
U.S. Treasury obligations	1,485	—	(1)	1,484
Corporate notes and bonds	50,231	18	(15)	50,234
Total	$73,758	$19	$(26)	$73,751

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements.

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

NOTE 4 — LEASES

In October 2023, the Company entered into an addendum to the lease agreement for its office in Bend, Oregon. The addendum provided for a 36-month extension, resulting in a new expiration date in February 2027. The average base rent payable over the remaining lease term is approximately $9,000 per month. Upon execution of the addendum, the Company re-measured the Bend, Oregon operating lease liability at approximately $352,000 using a discount rate of 10.0%, and the related right-of-use asset was recognized for approximately $346,000.

In April 2022, the Company entered into a lease agreement for a corporate headquarters facility in Redwood City, California. The space consists of approximately 9,300 square feet and provides for total base rent payments of approximately $2.9 million through the expected expiration of the lease in November 2027. Prior to occupancy, the landlord was required to make improvements to the facility that were completed in October 2022, triggering the commencement of the lease. The lease provided for a six-month rent abatement period beginning upon commencement of the lease term. In addition, the lease provided an allowance of approximately $0.1 million that was utilized by the Company for the purchase of furniture and equipment. The average base rent payable in cash over the 60-month lease term is approximately $48,000 per month. Upon commencement of the lease, the Company recognized a right-of-use asset for approximately $2.3 million, and a related operating lease liability for approximately $2.2 million.

As of June 30, 2025 and 2024, the carrying values of all of the Company’s right-of-use assets and the related operating lease liabilities were as follows (in thousands):

	2025	2024
Right-of-use assets	$1,348	$1,880

Operating lease liabilities:
Current	$632	$568
Long-term	983	1,660
Total	$1,615	$2,228

For the fiscal years ended June 30, 2025 and 2024, operating lease expense is included under the following captions in the accompanying consolidated statements of operations (in thousands):

	2025	2024
Research and development	$489	$484
General and administrative	178	196
Total	$667	$680

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements.

In addition to base rent expense, the Company’s facility leases require variable payments, including the proportionate share of the real estate taxes, building insurance and common area maintenance costs related to the facilities. These variable payments are excluded from the determination of operating lease liabilities and amounted to an aggregate of $0.1 million for each of the fiscal years ended June 30, 2025 and 2024.

As of June 30, 2025, the weighted-average remaining lease term under operating leases was 2.3 years, and the weighted-average discount rate used to determine the operating lease liabilities was 7.1%. As of June 30, 2024, the weighted-average remaining lease term under operating leases was 3.3 years, and the weighted-average discount rate used to determine the operating lease liabilities was 7.2%.

Future Lease Payments

Future payments under all operating lease agreements as of June 30, 2025 are as follows (in thousands):

Fiscal year ending June 30,
2026	$770
2027	750
2028	224
Total lease payments	1,744
Less imputed interest	(129)
Present value of operating lease liabilities	$1,615

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

In January 2022, the Company was required to make a milestone payment under the XOMA License Agreement of $2.0 million that became due upon the dosing of the last patient in the Company’s Phase 2b Clinical Trial for ersodetug. In April 2024, the Company was required to make a milestone payment under the XOMA License Agreement of $5.0 million that became due upon dosing of the first patient in the Company’s Phase 3 Clinical Trial for ersodetug. In May 2025, the Company was required to make a milestone payment under the XOMA License Agreement of $5.0 million that became due upon dosing of the last patient in the Company’s Phase 3 Clinical Trial for ersodetug. The next milestone payment of $25.0 million will be due upon regulatory approval for ersodetug by any regulatory authority. After the final regulatory milestone, the Company will be required, upon the future commercialization of ersodetug, to pay royalties to XOMA based on the net sales of the related products and additional milestone payments to XOMA up to $185.0 million related to annual net sales amounts. There have been no events that would result in any royalty payments owed under the XOMA License Agreement to date. The Company records a liability for milestone payments under license agreements in the period that the milestone event is achieved.

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

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements.

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

Concurrently with the execution of the Loan Agreement, the Company entered into an exit fee agreement (the “Exit Fee Agreement”) that provides for a fee of 4.00% of the funded principal balance for a total of $0.6 million in the event certain transactions (defined as “Exit Events”) occur prior to April 13, 2031. The Exit Fee was not eliminated by termination of the Loan Agreement discussed above. The Company is accounting for the Exit Fee Agreement as an embedded derivative liability with an estimated fair value of $0.5 million as of June 30, 2025 and 2024. Exit Events include, but are not limited to, sales of substantially all assets, certain mergers, change of control transactions, and issuances of common stock that result in new investors owning more than 35% of the Company’s shares. Fair value of embedded derivatives is assessed at the end of each reporting period with changes in fair value recognized as a non-operating gain or loss.

NOTE 7 — SHAREHOLDERS’ EQUITY

Changes in Authorized Capital Stock

On December 5, 2024, the Company’s shareholders approved an increase in the authorized number of common shares from 100.0 million shares to 165.0 million shares. Accordingly, as of June 30, 2025, the Company was authorized to issue 165.0 million shares of common stock and 0.4 million shares of preferred stock.

Pre-Funded Warrants

Between October 2021 and April 2025, the Company issued fully vested pre-funded warrants (“PFWs”) exercisable to purchase an aggregate of 28.2 million shares of common stock. As of June 30, 2025 and 2024, all outstanding PFWs meet the requirements to be classified in shareholders’ equity under the caption additional paid-in capital. The PFWs do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of common stock are entitled. The exercise prices of the PFWs are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting holders of common stock. In the event of certain fundamental corporate transactions, the holders of the PFWs are entitled to receive the kind and amount of securities, cash or other property that the holders would have received had they exercised the PFWs immediately prior to such transaction.

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

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements.

not to exceed 19.99%. Assuming the holders comply with the respective OBP terms, all of the PFWs may be exercised at any time by paying the respective exercise price or electing to exercise on a cashless basis.

The following table summarizes PFW activity for the fiscal years ended June 30, 2025 and 2024:

	2021		2022		Exchange		2024		2025
	PFWs		PFWs		PFWs		PFWs		PFWs		Total
Outstanding, June 30, 2023	1,661,461	(1)	12,921,055	(2)	—		—		—		14,582,516
Issuance of Exchange PFWs in March 2024	—		—		3,000,000	(3)	—		—		3,000,000
Issuance of 2024 PFWs in June 2024	—		—		—		3,750,000	(4)	—		3,750,000
Cashless exercise of PFWs:
Shares surrendered for exercise price	(8,571)	(6)	(3,494)	(6)	—		—		—		(12,065)
Shares of common stock issued	(1,529,890)	(7)	(4,770,190)	(7)	—		—		—		(6,300,080)
Outstanding, June 30, 2024	123,000		8,147,371		3,000,000		3,750,000		-		15,020,371

Issuance of 2025 PFWs in April 2025	—		—		—		—		6,905,385	(5)	6,905,385
Cashless exercise of PFWs:
Shares surrendered for exercise price	—		(435)	(6)	(616)	(6)	—		—		(1,051)
Shares of common stock issued	—		(2,525,883)	(7)	(2,999,384)	(7)	—		—		(5,525,267)
Outstanding, June 30, 2025	123,000		5,621,053		—		3,750,000		6,905,385		16,399,438
(1)	In connection with an underwritten offering in October 2021, PFWs were issued to purchase 1,661,461 shares of common stock at an issuance price of $6.49 per share (the “2021 PFWs”). The exercise price of the 2021 PFWs is $0.01 per share.
(2)	In connection with a registered direct offering in May 2022, the Company issued 1,973,684 Class A PFWs and 10,947,371 Class B PFWs to purchase an aggregate of 12,921,055 shares of common stock at an issuance price of $3.799 per warrant (collectively, the “2022 PFWs”). The exercise price of the 2022 PFWs is $0.001 per share.
(3)	As discussed below under the caption Exchange Agreement, the Company issued 3,000,000 Exchange PFWs on March 8, 2024. The exercise price of the Exchange PFWs was $0.001 per share. The Exchange PFWs were initially classified as a derivative liability until May 13, 2024 when the terms were amended to permit reclassification within shareholders’ equity.
(4)	As discussed below under the caption 2024 Underwritten Offering, the Company issued 2024 PFWs for the purchase of 3,750,000 shares of common stock on June 24, 2024. The exercise price of the 2024 PFWs is $0.001 per share.
(5)	As discussed below under the caption 2025 Underwritten Offering, the Company issued 2025 PFWs for the purchase of 6,905,385 shares of common stock on April 24, 2025. The exercise price of the 2025 PFWs is $0.001 per share.

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements.

(6)	Holder of PFWs provided notice of cashless exercise that resulted in cancellation of shares in lieu of paying the exercise price in cash.
(7)	Represents the number of shares issued after giving effect to shares surrendered due to the cashless exercise notification by the holder.

2025 Private Placement

In May 2025, the Company entered into a securities purchase agreement (the “2025 SPA”) with Handok, Inc. and two other investors relating to a private placement (the “2025 Private Placement”), pursuant to which 1,295,383 shares of common stock were issued at a purchase price of $3.25 per share. Closing of the 2025 Private Placement occurred in June 2025, resulting in net proceeds of $4.2 million.

2025 Underwritten Offering

On April 23, 2025, the Company entered into an underwriting agreement with Guggenheim Securities, LLC (the “2025 Underwriter”) for the planned issuance and sale of equity securities in an underwritten public offering (the “2025 Underwritten Offering”). The 2025 Underwritten Offering resulted in the issuance of (i) 20,786,923 shares of common stock at a price of $3.25 per share for gross proceeds of approximately $67.6 million, (ii) 4,153,846 shares of common stock pursuant to a 30-day option, which was fully exercised during closing, at a public offering price of $3.25 per share (the “2025 Underwriters’ Option”) for gross proceeds of $13.5 million, and (iii) pre-funded warrants to purchase 6,905,385 shares of common stock at a public offering price of $3.249 per pre-funded warrant (the “2025 PFWs”) for gross proceeds of approximately $22.4 million. Closing occurred on April 24, 2025, whereby the aggregate gross proceeds from the 2025 Underwritten Offering amounted to approximately $103.5 million before deductions for underwriting commissions of 6.0% of the gross proceeds and other offering costs of approximately $0.5 million. After deducting total offering costs of approximately $6.7 million, the net proceeds of the 2025 Underwritten Offering amounted to approximately $96.8 million.

Subject to certain exceptions, as a condition of the 2025 Underwritten Offering, the Company’s executive officers and directors and certain of the Company’s stockholders agreed not to sell or otherwise dispose of any of the shares of Common Stock held by them for a period beginning on the date of execution of the applicable lock-up agreements by each such executive officer, director and stockholder and ending on July 22, 2025 without first obtaining the written consent of the 2025 Underwriter.

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

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements.

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

For the fiscal years ended June 30, 2025 and 2024, the Company sold no shares of its common stock pursuant to the Sales Agreement. Accordingly, the maximum amount remaining for sale under the Sales Agreement amounts to $50.0 million as of June 30, 2025 and 2024.

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements.

NOTE 8 — SHARE-BASED COMPENSATION AND WARRANTS

Equity Incentive Plans

Presented below is a summary of the number of shares authorized, outstanding, and available for future grants under the Company’s equity incentive plans as of June 30, 2025:

	Number of Shares
Description	Authorized	Outstanding	Available
2015 Plan	15,500	15,500	—
2016 Plan	122,900	122,900	—
2019 Plan	200,000	200,000	—
2021 Plan	13,879,670	13,321,094	558,576
Inducement Awards	1,500,000	425,000	1,075,000
Total	15,718,070	14,084,494	1,633,576

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

In addition, inducement awards are allowed for grants of options pursuant to Nasdaq Listing Rule 5635(c)(4) whereby the underlying shares are not authorized under any of the Company’s equity incentive plans. As of June 30, 2025, the Board of Directors has granted inducement awards for a total of 425,000 shares. The Board of Directors also has discretion to issue an additional 1,075,000 shares for future inducement awards.

2022 Employee Stock Purchase Plan

On June 16, 2022, the Company’s shareholders approved the adoption of the 2022 Employee Stock Purchase Plan (the “2022 ESPP”). The 2022 ESPP provides an opportunity for employees to purchase shares of the Company’s common stock through accumulated payroll deductions.

The 2022 ESPP permits consecutive offering periods that begin approximately every 6 months commencing on the first trading day on or after July 1 and terminating on the last trading day of the offering period ending on December 31 and commencing on the first trading day on or after January 1 and terminating on the last trading day of the offering period ending on June 30. The 2022 ESPP reserves 0.5 million shares for purchases. There have been no offering periods under the 2022 ESPP through June 30, 2025.

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements.

Stock Options Outstanding

The following table sets forth a summary of the combined stock option activity under the Company’s equity incentive plans and inducement awards, for the fiscal years ended June 30, 2025 and 2024:

	2025				2024
	Shares		Price (1)	Term (2)	Shares		Price (1)	Term (2)
Outstanding, beginning of fiscal year	10,890,540		$3.82	8.1	8,745,400		$4.56	8.8
Granted	3,246,300		4.57		2,641,500		1.31
Exercised	(488,742)	(3)	2.85		(81,588)	(3)	3.02
Expired	(69,666)		12.17		(111,059)		6.11
Forfeited	(550,438)		3.08		(303,713)		2.63
Outstanding, end of fiscal year	13,027,994	(4)	4.03	7.7	10,890,540	(4)	3.82	8.1
Vested, end of fiscal year	7,127,835	(5)	4.48	6.9	4,891,745	(5)	5.39	7.7
(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term until the stock options expire.
(3)	The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the year ended June 30, 2025 and 2024, was $0.9 million and $0.1 million, respectively.
(4)	As of June 30, 2025 and 2024, the intrinsic value of outstanding stock options was approximately $14.9 million and $14.6 million, respectively.
(5)	As of June 30, 2025 and 2024, the aggregate intrinsic value of vested stock options was approximately $8.5 million and $4.1 million, respectively.

For the fiscal year ended June 30, 2025, the aggregate fair value of stock options granted for approximately 3.2 million shares of common stock amounted to $10.8 million or approximately $3.32 per share as of the grant dates. For the fiscal year ended June 30, 2024, the aggregate fair value of stock options granted for approximately 2.6 million shares of common stock amounted to $2.6 million or approximately $1.02 per share as of the grant dates. Unrecognized share-based compensation expense related to outstanding options was approximately $14.5 million as of June 30, 2025. This amount is expected to be recognized over a weighted average period of 1.6 years. Fair value of stock options was computed using the BSM option-pricing model and will result in the recognition of compensation expense ratably over the expected vesting period of the stock options. The determination of the fair value of share-based awards utilizing the BSM model is affected by the share price and a number of assumptions as of the grant date, including expected volatility, expected term, risk-free interest rate and expected dividends. The Company determined the expected volatility by using share price information of similar sized biotechnology entities who are in similar stages of clinical development and whose share prices are publicly available. Due to the lack of a meaningful history of exercise behavior of stock options, the expected term of the awards is determined by the simplified method that uses the midpoint between the vesting date and the end of the contractual term for each grant of stock options. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of the awards. The dividend yield assumption is based on past practices and the expectation that no dividends will be paid in the future.

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements.

The fair value of stock options was estimated on the dates of grant using the BSM option-pricing model, with the following weighted-average assumptions for the fiscal years ended June 30, 2025 and 2024:

	2025	2024
Market price of common stock on grant date	$4.57	$1.31
Expected volatility	84%	99%
Risk free interest rate	4.2%	4.2%
Expected term (years)	5.9	5.6
Dividend yield	0%	0%

Restricted Stock Units (“RSUs”)

The following table sets forth a summary of the RSU activity under the Company’s 2021 Plan, for the fiscal years ended June 30, 2025 and 2024:

	2025		2024
	Shares	Price (1)	Shares	Price (1)
Unvested, beginning of fiscal year	—	$—	—	$—
Granted	1,056,500	4.55	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested, end of fiscal year	1,056,500	4.55	—	—
(1)	Represents the weighted average grant price based on the closing market price of each of the RSU grants.

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements.

For the fiscal year ended June 30, 2025, the aggregate fair value of RSUs granted for approximately 1.1 million shares of common stock amounted to $4.8 million. RSUs granted vest over a period of one to three years after the grant dates. Fair value is based on the closing market price on the date of grant and will result in the recognition of compensation cost ratably over the vesting period of the RSUs. Unrecognized share-based compensation expense related to RSUs is approximately $4.2 million as of June 30, 2025. This amount is expected to be recognized over a weighted average period of 2.4 years.

Share-Based Compensation Expense

Share-based compensation expense is included under the following captions in the consolidated statements of operations for the fiscal years ended June 30, 2025 and 2024 (in thousands):

	2025	2024
Research and development	$3,502	$3,379
General and administrative	3,619	3,981
Total	$7,121	$7,360

The aggregate unrecognized share-based compensation expense for stock options and RSUs as of June 30, 2025 was approximately $18.7 million. This amount is expected to be recognized over a remaining weighted average period of 1.7 years.

Inducement Grant

In connection with the hiring of an employee of the Company in November 2024, the Board of Directors granted a stock option exercisable for the purchase of 150,000 shares of the Company’s common stock at an exercise price of $5.04 per share. This stock option is considered an inducement grant (the “Inducement Grant”) pursuant to Nasdaq Listing Rule 5635(c)(4) whereby the underlying shares were not authorized under any of the Company’s equity incentive plans. The Inducement Grant is exercisable until November 2034 and vests for (i) one-fourth of the option shares on the one-year anniversary of the employee start date, and (ii) one thirty-sixth of the remaining option shares vest on the same day of each month thereafter until the Inducement Grant is 100% vested. The fair value of the Inducement Grant of $0.6 million was computed using the BSM option pricing model.

Pre-Funded Warrants

PFWs are outstanding for a total of 16.4 million and 15.0 million shares as of June 30, 2025 and 2024, respectively. Please refer to Note 7 for additional information about outstanding PFWs and Note 13 for treatment of PFWs in the calculation of earnings per share.

Legacy Warrants

In connection with an equity financing in October 2020, the Company issued warrants entitling the holders to purchase approximately 0.8 million shares of common stock. The warrants are exercisable at $19.50 per share for a period of seven years, may be exercised on a cash or cashless basis at the election of the holders, and the holders are entitled to share in any dividends or distributions payable to holders of common stock on an as-converted basis (the “Participating Warrants”). Additionally, the Company has issued warrants to purchase shares of common stock in conjunction with other debt and equity financings and for services. As of June 30, 2025 and 2024, all of the warrants were vested. The Participating Warrants and other warrants are collectively referred to as the “Legacy Warrants.”

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements.

For the fiscal years ended June 30, 2025 and 2024, no Legacy Warrants were granted or exercised. The following table sets forth a summary of activity related to the Legacy Warrants for the fiscal years ended June 30, 2025 and 2024:

	2025			2024
	Shares	Price (1)	Term (2)	Shares	Price (1)	Term (2)
Outstanding, beginning of fiscal year	860,562	$20.28	3.2	888,238	$22.10	4.1
Expirations	(10,120)	52.20		(27,676)	78.60
Outstanding, end of fiscal year	850,442	19.90	2.3	860,562	20.28	3.2
(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term for the number of years until the warrants expire.

NOTE 9 — INCOME TAXES

Net Operating Loss Carryforwards

The Company files income tax returns in the U.S. federal jurisdiction and in several states including, but not limited to, California, Colorado, and Oregon. The Company’s federal and state tax returns for the 2022 fiscal year and forward are subject to examination by taxing authorities. Federal and state laws impose substantial restrictions on the utilization of federal net operation loss (“NOL”) carryforwards in the event of an ownership change for income tax purposes, as defined in Section 382 of the Internal Revenue Code (“IRC”). Pursuant to IRC Section 382, annual use of the Company’s NOL carryforwards is limited in the event that a cumulative change in ownership of more than 50% occurs within any rolling three-year period. During the fiscal year ended June 30, 2025, the Company completed an IRC Section 382 analysis and concluded that the Company’s NOL carryforwards are subject to limitations as a result of past and current ownership changes.

As of June 30, 2025, the Company has U.S. federal net operating loss (“NOL”) carryforwards of approximately $201.4 million, of which approximately $33.4 million of NOL carryforwards will never be available for use due to the limitations under IRC section 382 discussed above. The remainder of the Company’s NOL carryforwards of $168.0 million consists of (i) $10.5 million that are currently available to offset taxable income but if not utilized will expire in 2031 through 2035, (ii) $10.8 million that becomes available through 2038 and that expire by June 30, 2038 if not utilized, and (iii) $146.7 million that never expire. It should be noted that there was an ownership change in 2025 that the $201.4 million will be subject to additional limitations going forward. However, the ownership change that occurred in the 2022 fiscal year was more restrictive. It should be noted that with respect to $75.7 million of the $146.7 million of NOL carryforwards that never expire, the $75.7 million are subject to more restrictive prior 382 limitations, and as such will become available in varying annual amounts for an aggregate of approximately $9.9 million through fiscal year 2038, and $1.2 million annually thereafter. The Company also has Colorado and California NOL carryforwards totaling $258.9 million that begin to expire in 2031 and are expected to be subject to similar limitations as those imposed under IRC Section 382.

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements.

Income Tax Expense

For the fiscal years ended June 30, 2025 and 2024, the reconciliation between the income tax benefit computed by applying the statutory U.S. federal income tax rate to the pre-tax loss before income taxes, and total income tax expense recognized in the consolidated financial statements is as follows (in thousands):

	2025	2024
Income tax benefit at statutory U.S. federal rate	$15,626	$14,374
Income tax benefit attributable to U.S. states	5,042	4,413
Non-taxable derivative loss	—	(598)
Non-deductible expenses	(464)	(505)
Stock option expirations	(35)	(16)
NOL expirations	—	(7,004)
Other	3	4
Change in valuation allowance	(20,172)	(10,668)
Total income tax expense	$—	$—

For the fiscal years ended June 30, 2025 and 2024, the Company did not recognize any current income tax expense or benefit due to a full valuation allowance on its net deferred income tax assets.

Deferred Income Tax Assets and Liabilities

As of June 30, 2025 and 2024, the income tax effects of temporary differences that give rise to significant deferred income tax assets and liabilities are as follows (in thousands):

	2025	2024
Deferred income tax assets:
Net operating loss carryforwards	$51,049	$38,942
Research and experimental costs	25,074	19,213
Intangible assets	7,285	6,487
Share-based compensation	5,650	4,280
Operating lease liabilities	452	624
Accrued expenses and other	802	763

Total deferred income tax assets	90,312	70,309
Valuation allowance for deferred income tax assets	(89,935)	(69,783)

Deferred income tax assets, net of valuation allowance	377	526

Deferred income tax liability right-of-use assets	(377)	(526)

Net deferred income tax assets	$—	$—

For the fiscal years ended June 30, 2025 and 2024, the valuation allowance increased by $20.2 and $10.7 million, respectively, primarily as a result of an increase in net operating loss carryforwards and capitalization of research and experimental costs for income tax purposes. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. Key elements of the Tax Cuts and Jobs Act changed under the OBBBA, including the restoration of full expensing for domestic research and development cost

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements.

and the option to elect to accelerate any domestic research costs that were capitalized but still are unamortized. FASB ASC 740, "Income Taxes", requires the effects of changes in tax rates and laws on tax balances to be recognized in the period in which the legislation is enacted. Since the date of enactment is after June 30, 2025, there is no financial impact as of and for the fiscal year ended June 30, 2025. The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements.

Unrecognized Tax Benefits

The Company did not have any unrecognized tax benefits as of June 30, 2025 and 2024. The Company’s policy is to account for any interest expense and penalties for unrecognized tax benefits as part of the income tax provision. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within the next twelve months.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Licensing Commitments

Please refer to Note 5 for further discussion of commitments to make milestone payments and to pay royalties under license agreements with XOMA and ActiveSite.

Employment Agreements

As of June 30, 2025, the Company was subject to employment agreements with three officers of the Company and one employee of the Company that provide for aggregate annual base salaries of $2.0 million.

The agreements with the Chief Executive Officer, Chief Financial Officer, and Chief Medical Officer provide that if any of these individuals are terminated outside of a change in control event and without cause, (i) all of their stock options that are subject to ongoing vesting conditions over subsequent periods ranging from 12 to 18 months will immediately vest, and (ii) such stock options will remain exercisable for periods ranging from 6 to 12 months following the occurrence of the termination event. In addition, if either of the executive officers are terminated solely due to a change of control event, all of their respective unvested stock options will immediately vest and all outstanding stock options will remain exercisable for periods ranging from 6 to 12 months following the occurrence of the termination event.

The Chief Medical Officer’s and Chief Financial Officer’s employment agreements, as amended, provides that upon the occurrence of a termination event other than a change of control, the Company is required to (i) make severance payments equal to 12 months of salary, a pro-rata bonus, and health insurance coverage for 12 months following the termination date, and (ii) all unvested stock options subject to vest over the subsequent 12 month period after the termination event will become immediately exercisable and all outstanding stock options will remain exercisable for 6 months following the termination event. In addition, upon the occurrence of a termination solely due to a change of control event, the Company is required to (i) make severance payments equal to 18 months of salary, a pro-rata bonus, and health insurance coverage for 18 months following the termination event.

401(k) Plan

The Company has a defined contribution employee benefit plan under section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all eligible employees who are entitled to participate beginning six months after the commencement of employment. The Company matches contributions up to 4% of the participating employee’s compensation with such matching contributions vested immediately. Total contributions by the Company to the 401(k) Plan amounted to approximately $0.5 million and $0.4 million for the fiscal years ended June 30, 2025 and 2024, respectively.

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements.

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2025, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations or financial position. At each reporting period, the Company evaluates whether or not a potential loss or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal fees are expensed as incurred.

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

Investors in 2025 Private Placement

Handok was an investor in the 2025 Private Placement discussed in Note 7 for which the Company issued 1,230,769 shares of common stock at a purchase price of $3.25 per share resulting in gross proceeds of $4.0 million. A member of the Company’s Board of Directors was also an investor in the 2025 Private Placement for which the Company issued 3,076 shares at a purchase price of $3.25 per share resulting in gross proceeds of $9,997.

NOTE 12 - SUPPLEMENTAL FINANCIAL INFORMATION

Cash and cash equivalents

Cash and cash equivalents consisted of the following as of June 30, 2025 and 2024 (in thousands):

	2025	2024
Money market funds	$86,059	$61,249
Demand deposits at a single financial institution	5,052	9,147
Corporate commercial paper	1,000	—
U.S. Government treasuries	1,996	—
Total	$94,107	$70,396

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements.

The money market funds, commercial paper, and U.S government treasuries included in the table above were purchased with an original maturity of three months or less. These investments and the demand deposits are freely available for the Company’s immediate and general business use.

Property and Equipment

Property and equipment consisted of the following as of June 30, 2025 and 2024 (in thousands):

	2025	2024
Office furniture and equipment	$210	$210
Less accumulated depreciation	(138)	(107)
Total	$72	$103

Depreciation expense related to property and equipment amounted to approximately $31,000 and $36,000 for the fiscal years ended June 30, 2025 and 2024, respectively.

NOTE 13 — NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock and PFWs during periods when the PFWs are accounted for as equity instruments. Common shares associated with PFWs that are accounted for as equity instruments are included in the computation of basic and diluted net loss per share since the exercise price is negligible and all of the PFWs are fully vested and exercisable. For the calculation of diluted net loss per share for the fiscal year ended June 30, 2024, during the period when the Exchange PFWs were accounted for as derivative liabilities, such PFWs were excluded from the calculation since the impact of the Exchange PFWs was antidilutive.

Calculation of the weighted average number of shares outstanding for purposes of diluted net loss per share is also required to include the dilutive effect, if any, of stock options, RSUs, Legacy Warrants, and other common stock equivalents computed using the treasury stock method. For the fiscal years ended June 30, 2025 and 2024, all of such common stock equivalents were antidilutive and excluded from the calculations. In addition, the impact of applying the two-class method related to the Participating Warrants, was antidilutive for the calculation of both basic and diluted net loss per share.

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements.

Presented below are the calculations of the numerators and the denominators for basic and diluted net loss per share for the fiscal years ended June 30, 2025 and 2024 (in thousands except share and per share amounts):

	2025	2024
Calculation of Numerators:
Net loss for calculation of basic and diluted net loss per share	$(74,412)	$(68,459)

Calculation of Denominators:
Weighted average number of common shares outstanding	63,599,003	39,499,389
Weighted average shares related to pre-funded warrants:
2021 PFWs	123,000	1,194,879
2022 PFWs	6,520,837	10,245,243
Exchange PFWs	719,967	393,442	(1)
2024 PFWs	3,750,000	133,197
2025 PFWs	1,286,483	—
Weighted average shares for basic and diluted net loss per share	75,999,290	51,466,150

Net loss per share of common stock:
Basic	$(0.98)	$(1.33)
Diluted	$(0.98)	$(1.33)
(1)	Represents the weighted average number of shares related to the Exchange PFWs discussed in Note 7 for the period when they became equity-classified on May 13, 2024 through June 30, 2024.

As of June 30, 2025 and 2024, the following potential common stock equivalents were excluded from the calculation of diluted net loss per share since the impact of inclusion was anti-dilutive:

	2025	2024
Stock options	13,027,994	10,890,540
RSUs	1,056,500	—
Legacy Warrants	850,442	860,562
Total	14,934,936	11,751,102

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

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements.

Level 3—Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any market activity for the asset or liability at the measurement date.

Assets Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy classification of such fair values as of June 30, 2025.

	Fair Value Measurement of Assets as of June 30, 2025
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$86,059	$86,059	$—	$—
Corporate commercial paper	1,000	—	1,000	—
U.S. Government treasuries	1,996	—	1,996	—
Marketable debt securities:
Corporate commercial paper	16,588	—	16,588	—
U.S. Government agencies	5,445	—	5,445	—
U.S. Government treasuries	1,484	—	1,484	—
Corporate notes and bonds	50,234	—	50,234	—
Total	$162,806	$86,059	$76,747	$—

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

Marketable debt securities classified as Level 2 within the valuation hierarchy generally consist of U.S. government agency securities, corporate bonds, and commercial paper. The Company determines the fair value of marketable debt securities based upon valuations obtained from third-party pricing sources. Except for the amounts shown in the table above, the Company did not have any other assets measured at fair value on a recurring basis as of June 30, 2025 and 2024.

Liabilities Measured at Fair Value on a Recurring Basis

For the fiscal years ended June 30, 2025 and 2024, the Company’s liabilities that are required to be measured and recorded at fair value on a recurring basis consist of the embedded derivative liability discussed in Note 6 and the warrant derivative liability discussed in Note 7. The warrant derivative liability was classified under Level 2 of the fair value hierarchy and

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements.

the embedded derivative liability is classified under Level 3 of the fair value hierarchy. Fair value of the warrant liability is predominantly based on the market price of the Company’s shares of common stock. Fair value of the embedded derivative liability is determined based on management’s assessment of the probability and timing of occurrence for the Exit Events discussed in Note 6 using a discount rate equal to the effective interest rate under the Loan Agreement prior to termination. The fair value of the Exchange PFWs was computed using the BSM option-pricing model. Key inputs to this valuation model as of May 13, 2024 included the exercise price of $0.001 per share, the market price of the Company’s common stock of $2.85 per share, the risk-free interest rate of 5.5%, an expected term of 1-day, and historical volatility of 100%. Key inputs to this valuation model as of March 8, 2024 included the exercise price of $0.001 per share, the market price of the Company’s common stock of $1.90 per share, the risk-free interest rate of 5.5%, an expected term of 1-day, and historical volatility of 100%.

The following table sets forth a summary of changes in the fair value of the Company’s derivative liabilities for which fair value was determined on a recurring basis for the fiscal years ended June 30, 2025 and 2024 (in thousands):

	2025		2024
	Warrant	Embedded	Warrant	Embedded
Fair value, beginning of fiscal year	$—	$468	$—	$412
Warrant liability incurred on March 8, 2024	—	—	5,697	—
Changes in fair value	—	—	2,850	56
Reclassification of warrant derivative liability to equity on May 13, 2024	—	—	(8,547)	—
Fair value, end of fiscal year	$—	$468	$—	$468

Due to the relatively short maturity of the respective instruments, the fair value of cash and cash equivalents, accounts payable, and accrued liabilities approximated their carrying values as of June 30, 2025 and 2024. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the fiscal years ended June 30, 2025 and 2024, the Company did not have any transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and investments in marketable debt securities. The Company maintains its cash in demand accounts at a high-quality financial institution. As of and for the fiscal years ended June 30, 2025 and 2024, cash deposits have exceeded the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation.

As of June 30, 2025, the Company had an aggregate of $45.2 million invested in marketable debt securities of issuers in the banking and financial services industries. As of June 30, 2024, the Company had an aggregate of $26.6 million invested in marketable debt securities of issuers in the banking and financial services industries. While the Company’s investment policy requires investments in highly rated securities, a wide variety of broad economic factors and issuer-specific factors could result in credit agency downgrades below the Company’s minimum credit rating requirements that could result in losses regardless of whether the Company elects to sell the securities or hold them until maturity.

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements.

NOTE 15 — SEGMENT DISCLOSURES

The Company has determined that it operates as a single reportable segment which includes all of its activities as a clinical stage biopharmaceutical company. The CODM uses consolidated net loss as reported on the consolidated statement of operations to assess performance, analyze budget to actual results, forecast future periods, and allocate resources for its single reportable segment. The significant segment expenses regularly reviewed by the CODM consist of clinical and manufacturing costs of the Company's product candidates, personnel expenses, and other segment expenses. The measure of the operating segment assets is reported on the consolidated balance sheet as total assets and all of the Company's tangible assets are located in the United States.

The following table presents consolidated net loss summarized by the significant segment expenses regularly reviewed by the CODM for the years ended June 30, 2025, and 2024 (in thousands):

	2025	2024
Research and development:
Ersodetug	$31,752	$19,937
RZ402	601	7,648
Compensation and benefits	19,404	17,463
Other R&D segment expenses (1)	9,770	10,695
Total research and development	61,527	55,743
General and administrative:
Compensation and benefits	10,756	8,933
Other G&A segment expenses (2)	7,611	5,747
Total general and administrative	18,367	14,680
Operating loss	(79,894)	(70,423)
Total non-operating income (expense), net	5,482	1,964
Net loss	$(74,412)	$(68,459)
(1)	Other R&D segment expenses primarily include licensing costs, quality regulatory and other pipeline development costs, employee travel and expense, and other facility and information technology costs.
(2)	Other G&A segment expenses primarily include consulting expenses related to business development and market planning activities, employee travel and expense, insurance expense, public company costs, and other facility and information technology costs.

NOTE 16 — SUBSEQUENT EVENTS

Investments in Marketable Debt Securities

In July 2025, the Company utilized approximately $64.8 million of cash and cash equivalents from the 2025 Underwritten Offering and 2025 Private Placement to purchase investments in marketable debt securities with maturities that range from October 2025 through July 2026.

Exercise of PFWs

In July 2025, a holder of certain 2022 PFWs provided notice of cashless exercises of 2,200,000 Class B PFWs, which  resulted in the issuance of 2,199,623 shares of common stock in July 2025.

In July 2025, a holder of certain 2024 PFWs provided notice of cashless exercises of 792,231 PFWs, which resulted in the issuance of 792,096 shares of common stock in July 2025.

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements.

In July 2025, a holder of certain 2025 PFWs provided notice of cashless exercises of 793,225 PFWs, which resulted in the issuance of 793,089 shares of common stock in July 2025.

Employment Agreement

In connection with the appointment of the Company’s Chief Commercial Officer in August 2025, the Company entered into an employment agreement that provides for an annual base salary of $475,000, a signing bonus of $65,000, and eligibility for annual incentive compensation with a target of up 40% of base salary subject to certain performance metrics. Additionally, the Board of Directors approved the grant of stock options exercisable for the purchase of 275,000 shares of the Company’s common stock at an exercise price of $6.55 per share. The stock options are considered an inducement grant (the “Inducement Grant”) pursuant to Nasdaq Listing Rule 5635(c)(4) whereby the underlying shares were not authorized under any of the Company’s stock option plans. The Inducement Grant is exercisable until August 2035 and will vest for (i) one-fourth of the option shares on the one-year anniversary of the employee start date, and (ii) one thirty-sixth of the remaining option shares vest on the same day of each month thereafter until the Inducement Grant is 100% vested. The fair value of the Inducement Grant of $1.3 million was computed using the Black-Scholes-Merton (“BSM”) option pricing model.

The employment agreement provides that upon the occurrence of a termination event other than a change of control, the Company is required to (i) make severance payments equal to 12 months of salary, a pro-rata bonus, and health insurance coverage for 12 months following the termination date, and (ii) all unvested stock options subject to vest over the subsequent 12 month period after the termination event will become immediately exercisable and all outstanding stock options will remain exercisable for 6 months following the termination event. In addition, upon the occurrence of a termination solely due to a change of control event, the Company is required to (i) make severance payments equal to 18 months of salary, a pro-rata bonus, and health insurance coverage for 18 months following the termination event.

-

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, our management has determined that, as of June 30, 2025, our internal control over financial reporting was effective.

-

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Item 9B. Other Information.

During the fiscal year ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement" as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

-

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is set forth in our 2025 Proxy Statement to be filed with the SEC within 120 days of June 30, 2025, and is incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this Item is set forth in our 2025 Proxy Statement to be filed with the SEC within 120 days of June 30, 2025, and is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in our 2025 Proxy Statement to be filed with the SEC within 120 days of June 30, 2025, and is incorporated by reference into this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is set forth in our 2025 Proxy Statement to be filed with the SEC within 120 days of June 30, 2025, and is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is set forth in our 2025 Proxy Statement to be filed with the SEC within 120 days of June 30, 2025, and is incorporated by reference into this Annual Report on Form 10-K.

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

-

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

1.1

Underwriting Agreement, dated as of April 23, 2025, by and between the Company and Guggenheim Securities LLC (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed on April 23, 2025)

1.2

Underwriting Agreement, dated as of October 12, 2021, by and between the Company and Oppenheimer & Co., Inc. (incorporated by reference to Exhibit 1.1 of the Company's Form 8-K filed on October 13, 2021)

1.3	Underwriting Agreement, dated as of May 1, 2022, by and between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed on May 4, 2022)
1.4	Underwriting Agreement, dated as of June 13, 2024, by and between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed on June 14, 2024)
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
3.5

Certificate of Amendment, as filed with the Secretary of State of the State of Nevada on December 6, 2024 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 10, 2024)

3.6	Amended and Restated Bylaws of Rezolute Nevada Merger Corporation (incorporated by reference to Exhibit 3.4 of the Company’s Form 10-K filed on September 15, 2021)
4.1	Description of Securities*
10.1	Amended and Restated Employment Agreement of Nevan Elam, dated January 8, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 11, 2023)
10.2	Amended and Restated Employment Agreement of Brian Roberts, dated January 8, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on May 11, 2023)
10.3	Amended and Restated Employment Agreement of Daron Evans, dated September 15, 2024 (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K filed on September 19, 2024)
10.4	AntriaBio, Inc. 2015 Non Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on February 24, 2015)
10.5	AntriaBio, Inc. 2016 Non Qualified Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on November 4, 2016)
10.6	AntriaBio, Inc. 2016 Non Qualified Stock Option Plan, as Amended (incorporated by reference to Exhibit 10.25 of the Company’s Form 10-K filed on September 21, 2017)

-

10.7	Rezolute, Inc. First Amendment to the 2016 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit C to the Company’s Schedule 14A definitive proxy statement filed on April 5, 2019)
10.8	2019 Non Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on August 6, 2019)
10.9	Rezolute, Inc. Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K filed on September 15, 2022)
10.10	Rezolute, Inc. 2022 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 filed on November 7, 2022)
10.11	2021 Incentive Compensation Plan Amendment (incorporated by reference to Appendix A of the Company’s Schedule 14A definitive proxy statement filed on April 15, 2024)
10.12	2021 Incentive Compensation Plan Amendment (incorporated by reference to Appendix A of the Company’s Schedule 14A definitive proxy statement filed on October 21, 2024)
10.13	Development and License Agreement with ActiveSite Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 7, 2017)
10.14	License Agreement with XOMA (US) LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on February 14, 2018)
10.15	Amendment No. 2 to the Stock Purchase Agreement with XOMA (US) LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on February 14, 2019)
10.16	Amendment No. 2 to the License Agreement with XOMA (US) LLC (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed on February 14, 2019)
10.17	Amendment No. 3 to the License Agreement with XOMA (US) LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 14, 2020)
10.18	License Agreement with Handok, Inc. entered into on September 15, 2020 (incorporated by reference to Exhibit 10.21 of the Company’s Form 10-K filed on October 13, 2020)
10.19

Exit Fee Agreement, dated as of April 14, 2021 by and among Rezolute, Inc., SLR Investment Corp, as collateral agent and lender, and the other lenders named therein (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on May 17, 2021)

10.20	Open Market Sale Agreement by and between Rezolute, Inc. and Jefferies, LLC (incorporated by reference to Exhibit 1.2 of the Registration Statement on Form S-3 filed on November 14, 2023)
10.21	Form of Financing Warrant (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on April 3, 2018)
10.22	Form of Common Stock Purchase Warrant by and between the Company and the Investor identified therein (incorporated by reference to Exhibit 4.1 the Company’s Form 8-K filed on October 13, 2020)
10.23	Form of Pre-Funded Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on October 13, 2021)
10.24	Form of Class A Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on May 4, 2022)
10.25	Form of Class B Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on May 4, 2022)
10.26	Form of Exchange Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on March 14, 2024)
10.27	Form of Securities Exchange Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-k filed on March 14, 2024)
10.28	Form of Pre-funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 14, 2024)
10.29	Form of Pre-funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on April 23, 2025)

-

10.30

Form of Securities Purchase Agreement, dated June 25, 2024, by and between Rezolute, Inc., and the purchasers identified therein (incorporated by reference to Exhibit 10.36 of the Company’s Form 10-K filed on September 19, 2024)

10.31

Registration Rights Agreement, dated June 25, 2024, by and between Rezolute, Inc., and the purchasers identified therein (incorporated by reference to Exhibit 10.37 of the Company’s Form 10-K filed on September 19, 2024)

10.32

Form of Securities Purchase Agreement, dated May 23, 2025 by and between Rezolute, Inc., and the purchasers identified therein (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-3 filed on July 17, 2025)

10.33

Registration Rights Agreement, dated May 23, 2025 by and between Rezolute, Inc., and the purchasers identified therein (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-3 filed on July 17, 2025)

10.34	Form of Award Agreement for Inducement Award Outside of 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8 filed on December 30, 2024)
10.35	Employment Agreement of Sunil Karnawat, dated August 18, 2025*
14.1	Rezolute, Inc. Code of Ethics, as amended and restated as of May 30, 2023 (incorporated by reference to Exhibit 14.1 of the Company’s Form 8-K filed on June 2, 2023)
19.1	Rezolute, Inc. Insider Trading Policy, as amended and restated as of June 10, 2025*
21.1	Listing of Subsidiaries*
23.1	Consent of Grant Thornton, LLP*
31.1	Certifications of Chief Executive Officer and Principal Financial Officer as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Principal Financial Officer as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
97	Clawback Policy (incorporated by reference to Exhibit 97 of the Company’s Form 10-K filed on September 19, 2024)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101)

*Filed herewith.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

Item 16. Form 10-K Summary.

Not applicable

-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REZOLUTE, INC.

Date: September 17, 2025	By:	/s/ Nevan Charles Elam
Nevan Charles Elam
Acting Chair of the Board of Directors and Chief Executive Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 17, 2025	By:	/s/ Nevan Charles Elam
Nevan Charles Elam
Acting Chair of the Board of Directors and Chief Executive Officer (Principal Executive and Financial Officer)

Date: September 17, 2025	By:	/s/ Erik Harris
Erik Harris
Director

Date: September 17, 2025	By:	/s/ Gil Labrucherie
Gil Labrucherie
Director

Date: September 17, 2025	By:	/s/ Nerissa Kreher
Nerissa Kreher
Director

Date: September 17, 2025	By:	/s/ Philippe Fauchet
Philippe Fauchet
Director

Date: September 17, 2025	By:	/s/ Wladimir Hogenhuis
Wladimir Hogenhuis
Director

Date: September 17, 2025	By:	/s/ Young-Jin Kim
Young-Jin Kim
Director

-