Form 10-Q
period 2025-09-30
Rezolute, Inc.
filed 2025-11-06
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The registrant had 92,727,532 shares of its $0.001 par value common stock outstanding as of November 4, 2025.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025 (the “Report”) contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “may”, “should”, “plan”, “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

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

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known and unknown risks, uncertainties and other factors including, but not limited to, “Risk Factors” described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the “2025 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on September 17, 2025.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In Thousands, Except Share Amounts and Par Value)

	September 30,	June 30,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$9,098	$94,107
Investments in marketable debt securities	143,096	73,751
Prepaid expenses and other	2,514	3,287
Total current assets	154,708	171,145

Long-term assets:
Deposits and other	2,684	2,925
Right-of-use assets	1,208	1,348
Property and equipment, net	64	72
Total assets	$158,664	$175,490

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,259	$5,809
Accrued liabilities:
Compensation and benefits	3,318	2,269
Accrued clinical and other	2,982	3,202
Current portion of operating lease liabilities	650	632
Total current liabilities	10,209	11,912

Long-term liabilities:
Operating lease liabilities, net of current portion	804	983
Embedded derivative liability	483	468
Total liabilities	11,496	13,363

Commitments and contingencies (Notes 5, 9 and 10)

Shareholders' equity:
Preferred stock, $0.001 par value; 400,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 165,000,000 shares authorized; issued and outstanding 91,036,700 and 86,995,985 shares as of September 30, 2025 and June 30, 2025, respectively	91	87
Additional paid-in capital	569,034	565,903
Accumulated other comprehensive income (loss)	49	(7)
Accumulated deficit	(422,006)	(403,856)
Total shareholders’ equity	147,168	162,127
Total liabilities and shareholders’ equity	$158,664	$175,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended
	September 30,
	2025	2024
Operating expenses:
Research and development	$13,149	$12,754
General and administrative	6,668	4,187
Total operating expenses	19,817	16,941
Operating loss	(19,817)	(16,941)
Non-operating income (expense):
Interest and other income, net	1,682	1,578
Loss from change in fair value of embedded derivative liability	(15)	(15)
Total non-operating income, net	1,667	1,563

Net loss	(18,150)	(15,378)

Other comprehensive income:
Net unrealized gain on marketable debt securities	56	368

Comprehensive loss	$(18,094)	$(15,010)

Net loss per common share:
Basic and diluted	$(0.18)	$(0.22)

Weighted average number of common shares outstanding:
Basic and diluted	103,422,647	69,736,150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

Three Months Ended September 30, 2025 and 2024

(In Thousands, Except Share Amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Three Months Ended September 30, 2025:
Balances, June 30, 2025	86,995,985	$87	$565,903	$(7)	$(403,856)	$162,127
Issuance of common stock upon exercise of stock options	255,907	—	604	—	—	604
Share-based compensation	—	—	2,531	—	—	2,531
Cashless exercise of pre-funded warrants	3,784,808	4	(4)	—	—	—
Other comprehensive income	—	—	—	56	—	56
Net loss	—	—	—	—	(18,150)	(18,150)
Balances, September 30, 2025	91,036,700	$91	$569,034	$49	$(422,006)	$147,168

Three Months Ended September 30, 2024:
Balances, June 30, 2024	53,245,824	$53	$450,473	$(79)	$(329,444)	$121,003
Gross proceeds from issuance of common stock for cash in 2024 Private Placement	1,500,000	1	5,999	—	—	6,000
Commissions and other offering costs	—	—	(45)	—	—	(45)
Issuance of common stock upon exercise of stock options	38,241	—	93	—	—	93
Share-based compensation	—	—	1,400	—	—	1,400
Cashless exercise of pre-funded warrants	610,273	1	(1)	—	—	—
Other comprehensive income	—	—	—	368	—	368
Net loss	—	—	—	—	(15,378)	(15,378)
Balances, September 30, 2024	55,394,338	$55	$457,919	$289	$(344,822)	$113,441

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended
	September 30,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(18,150)	$(15,378)
Share-based compensation expense	2,531	1,400
Loss from change in fair value of embedded derivative liability	15	15
Non-cash lease expense	140	129
Accretion of discounts and amortization of premiums on marketable debt securities, net	(799)	(834)
Depreciation expense	8	8
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses, deposits, and other assets	673	(108)
Decrease in accounts payable	(2,515)	(2,194)
Increase in accrued liabilities	667	948
Net cash used in operating activities	(17,430)	(16,014)

Cash Flows From Investing Activities:
Purchase of marketable debt securities	(88,890)	(73,238)
Proceeds from maturities of marketable debt securities	20,400	23,828
Net cash used in investing activities	(68,490)	(49,410)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	946	76
Gross proceeds from issuance of common stock in 2024 Private Placement	—	6,000
Payment of offering costs	(35)	(576)
Net cash provided by financing activities	911	5,500

Net decrease in cash and cash equivalents	(85,009)	(59,924)
Cash and cash equivalents at beginning of period	94,107	70,396
Cash and cash equivalents at end of period	$9,098	$10,472

Supplementary Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—
Cash paid for amounts included in the measurement of operating lease liabilities	189	184

Non-Cash Investing and Financing Activities:
Receivable from exercise of stock options	$161	$17
Payables for offering costs charged to additional paid-in capital	—	18

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Rezolute, Inc. (the “Company”) is a late-stage rare disease company focused on significantly improving outcomes for individuals with hypoglycemia caused by hyperinsulinism. The Company’s primary clinical asset, ersodetug, is a potential treatment for all forms of hyperinsulinism, including congenital hyperinsulinism, an ultra-rare pediatric genetic disorder characterized by excessive production of insulin by the pancreas.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and the rules and regulations of the SEC for interim financial information, including the instructions to Form 10-Q and Article 8 of Regulation S-X.

The condensed consolidated balance sheet as of June 30, 2025, has been derived from the Company’s audited consolidated financial statements. The unaudited interim financial statements should be read in conjunction with the 2025 Form 10-K, which contains the Company’s audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended June 30, 2025.

The Company’s Chief Executive Officer also serves as the Company’s chief operating decision maker (“CODM”) for purposes of allocating resources and assessing performance based on financial information of the Company. Since its inception, the Company has determined that its activities as a clinical stage biopharmaceutical company are classified as a single reportable operating segment.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the interim financial statements do not include all information and footnote disclosures necessary for a comprehensive presentation of financial position, results of operations, and cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) that are necessary for a fair financial statement presentation have been made. The interim results for the three months ended September 30, 2025, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the fiscal year ending June 30, 2026.

Consolidation

The Company has two wholly owned subsidiaries consisting of Rezolute (Bio) Ireland Limited, and Rezolute Bio UK, Ltd. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the financial statements in Item 8 of the 2025 Form 10-K.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures. ASU 2023-09 requires disclosure of additional income tax information, primarily related to the rate reconciliation and income taxes paid. This ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is required to adopt ASU 2023-09 in its annual financial statements for the fiscal year ended June 30, 2026, and for interim periods thereafter. The Company does not expect the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 is intended to enhance disclosures by requiring public entities to disclose specified information about certain costs and expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026. The Company is required to adopt ASU 2024-03 in its annual financial statements for the fiscal year ending June 30, 2028, and for interim periods thereafter. The Company does not expect the adoption of ASU 2024-03 will have a material impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not currently expected to have a material impact on the Company’s financial statements upon adoption.

Note 2 — Liquidity

The Company is in the clinical stage and has not yet generated any revenues. For the three months ended September 30, 2025, the Company incurred a net loss of $18.2 million and net cash used in operating activities amounted to $17.4 million. For the fiscal year ended June 30, 2025, the Company incurred a net loss of $74.4 million and net cash used in operating activities amounted to $69.1 million. As of September 30, 2025, the Company’s had an accumulated deficit of $422.0 million, and the Company’s capital resources consist of cash and cash equivalents of $9.1 million and short-term investments in marketable debt securities of $143.1 million.

As of September 30, 2025, the Company has total liabilities of $11.5 million, including current liabilities of $10.2 million. As discussed in Note 5, the Company is subject to license agreements that provide for future contractual payments upon achievement of various milestone events. Pursuant to the XOMA License Agreement (as defined below), a $25.0 million milestone payment will be due upon

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

regulatory approval of ersodetug by any regulatory authority. The commitment to pay the $25.0 million for regulatory approval of ersodetug is not expected to be recognized as a liability within the next 12 months. Due to uncertainties in the timing associated with clinical trial activities and regulatory approvals, there is even greater uncertainty in forecasting the timing of future clinical and regulatory milestone payments to XOMA that may be required during the fiscal year ending June 30, 2027 and thereafter.

Management believes the Company’s cash and cash equivalents and investments in marketable debt securities will be adequate to meet the Company’s contractual obligations and carry out ongoing clinical trials and other planned activities for at least 12 months from the issuance date of the unaudited condensed consolidated financial statements for the three months ended September 30, 2025.

Note 3 — Investments in Marketable Debt Securities

Investments in marketable debt securities are accounted for as available-for-sale investments at fair value. The Company only invests in liquid, high-quality debt securities. Nonetheless, all of these investments are subject to interest rate and credit risk that may result in fluctuations in the fair value of the investments. To minimize exposure due to an adverse shift in interest rates, the Company generally invests in securities with expected maturities of two years or less while maintaining a weighted average maturity of one year or less. As of September 30, 2025, investments in marketable debt securities with an aggregate fair value of $143.1 million are scheduled to mature during the 12-month period ending September 30, 2026. As of September 30, 2025, the Company did not hold any long-term investments in marketable debt securities.

During the three months ended September 30, 2025, marketable debt securities for $20.4 million matured and approximately $88.9 million was invested in additional marketable debt securities. The Company did not sell any marketable debt securities prior to the scheduled maturity dates for the three months ended September 30, 2025.

Accrued interest receivable on all marketable debt securities amounted to $0.7 million as of September 30, 2025 and June 30, 2025. Accrued interest receivable is included in other current assets in the accompanying unaudited condensed consolidated balance sheets.

For the three months ended September 30, 2025, the Company did not recognize any allowance for credit losses or other than temporary impairment related to investments in marketable debt securities. The following table summarizes the cumulative unrealized gains and losses that result in differences between the amortized cost basis and fair value of the Company’s marketable debt securities held as of September 30, 2025 and June 30, 2025 (in thousands):

	September 30, 2025
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Corporate commercial paper	$58,529	$12	$(3)	$58,538
Obligations of U.S. government agencies	3,742	2	—	3,744
U.S. Treasury obligations	3,990	—	—	3,990
Corporate notes and bonds	76,786	46	(8)	76,824
Total	$143,047	$60	$(11)	$143,096

	June 30, 2025
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Corporate commercial paper	$16,595	$1	$(8)	$16,588
Obligations of U.S. government agencies	5,447	—	(2)	5,445
U.S. Treasury obligations	1,485	—	(1)	1,484
Corporate notes and bonds	50,231	18	(15)	50,234
Total	$73,758	$19	$(26)	$73,751

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4 — Operating Leases

The carrying value of all right-of-use assets and operating lease liabilities is as follows (in thousands):

	September 30,	June 30,
	2025	2025
Right-of-use assets	$1,208	$1,348

Operating lease liabilities:
Current	$650	$632
Long-term	804	983
Total	$1,454	$1,615

For the three ended September 30, 2025 and 2024, operating lease expense is included under the following captions in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	2025	2024
Research and development	$120	$119
General and administrative	47	48
Total	$167	$167

As of September 30, 2025, the weighted average remaining lease term under operating leases was 2.0 years, and the weighted average discount rate used to determine the operating lease liabilities was 7.1%. Future cash payments under all operating lease agreements as of September 30, 2025 are as follows (in thousands):

Fiscal year ending June 30,
Remainder of fiscal year 2026	$581
2027	750
2028	224
Total lease payments	1,555
Less imputed interest	(101)
Present value of operating lease liabilities	$1,454

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

To date the Company has paid a total of $12.0 million in milestone payments to XOMA. The most recent milestone payment of $5.0 became due in May 2025 upon dosing of the last patient in the Company’s Phase 3 Clinical Trial for ersodetug and was paid in June 2025. The next milestone payment of $25.0 million will be due upon regulatory approval for ersodetug by any regulatory authority. After the final regulatory milestone, the Company will be required, upon the future commercialization of ersodetug, to pay royalties to XOMA based on the net sales of the related products and additional milestone payments to XOMA up to $185.0 million related to annual net sales amounts. There have been no events that would result in any royalty payments owed under the XOMA License

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Agreement to date. The Company records a liability for milestone payments under license agreements in the period that the milestone event is achieved.

ActiveSite License Agreement

In August 2017, the Company entered into a Development and License Agreement (the “ActiveSite License Agreement”) with ActiveSite Pharmaceuticals, Inc. (“ActiveSite”) pursuant to which the Company acquired the rights to ActiveSite’s Plasma Kallikrein Inhibitor program (“PKI Portfolio”). The Company is initially using the PKI Portfolio to develop an oral PKI therapeutic for diabetic macular edema (“RZ402”) and may use the PKI Portfolio to develop other therapeutics for different indications. The ActiveSite License Agreement requires various milestone payments up to $46.5 million, if all milestones are achieved. To date the company has paid a total of $4.0 million in milestone payments consisting of (i) $1.0 million in December 2020 for clearance of an initial drug application (“IND”) filed with the U.S. Food and Drug Administration (“FDA”), and (ii) $3.0 million in February 2023 after dosing of the first patient in a Phase 2 clinical trial for RZ402. The next milestone payment of $5.0 million will be due upon dosing of the first patient in a Phase 3 clinical trial. The Company is also required to pay royalties equal to 2.0% of any sales of products that use the PKI Portfolio. There have been no events that would result in any royalty payments owed under the ActiveSite License Agreement to date.

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

Concurrently with the execution of the Loan Agreement, the Company entered into an exit fee agreement (the “Exit Fee Agreement”) that provides for a fee of 4.00% of the funded principal balance for a total of $0.6 million in the event certain transactions (defined as “Exit Events”) occur prior to April 13, 2031. The Exit Fee Agreement was not impacted by the termination of the Loan Agreement discussed above. The Company is accounting for the Exit Fee Agreement as an embedded derivative liability with an estimated fair value of $0.5 million as of September 30, 2025 and June 30, 2025. Exit Events include, but are not limited to, sales of substantially all assets, certain mergers, change of control transactions, and certain issuances of common stock whereby more than 35% of the Company’s shares are issued to parties other than its existing investors in a single transaction or series of related transactions. Fair value of this embedded derivative liability is reassessed at the end of each reporting period with changes in fair value recognized as a non-operating gain or loss.

Note 7 — Shareholders’ Equity

Pre-Funded Warrants

Between October 2021 and April 2025, the Company issued fully vested pre-funded warrants (“PFWs”) exercisable to purchase an aggregate of 28,237,901 shares of common stock. As of September 30, 2025, all outstanding PFWs meet the requirements to be classified in shareholders’ equity under the caption additional paid-in capital. The PFWs do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of common stock are entitled. The exercise prices of the PFWs are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting holders of common stock. In the event of certain fundamental corporate transactions, the holders of the PFWs are entitled to receive the kind and amount of securities, cash or other property that the holders would have received had they exercised the PFWs immediately prior to such transaction.

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

As of June 30, 2025, the Company had an aggregate of 16,399,438 PFWs that were outstanding. The following table summarizes PFW activity for the three months ended September 30, 2025:

	2021		2022		2024		2025
	PFWs		PFWs		PFWs		PFWs		Total
Outstanding, June 30, 2025	123,000	(1)	5,621,053	(2)	3,750,000	(3)	6,905,385	(4)	16,399,438
Cashless exercise of PFWs:
Shares surrendered for exercise price	—		(377)	(5)	(135)	(5)	(136)	(5)	(648)
Shares of common stock issued	—		(2,199,623)	(6)	(792,096)	(6)	(793,089)	(6)	(3,784,808)
Outstanding, September 30, 2025	123,000		3,421,053		2,957,769		6,112,160		12,613,982
(1)	In connection with an underwritten offering in October 2021, PFWs were issued to purchase 1,661,461 shares of common stock at an issuance price of $6.49 per share (the “2021 PFWs”). The exercise price of the 2021 PFWs is $0.01 per share.
(2)	In connection with a registered direct offering in May 2022, PFWs were issued to purchase 12,921,055 shares of common stock at an issuance price of $3.799 per warrant (the “2022 PFWs”). The exercise price of the 2022 PFWs is $0.001 per share.
(3)	In connection with an underwritten offering in June 2024, PFWs were issued to purchase 3,750,000 shares of common stock at an issuance price of $3.999 a share (the “2024 PFWs”). The exercise price of the 2024 PFWs is $0.001 per share.
(4)	As discussed below under the caption 2025 Underwritten Offering, the Company issued 2025 PFWs for the purchase of 6,905,385 shares of common stock on April 24, 2025. The exercise price of the 2025 PFWs is $0.001 per share.
(5)	Holder of PFWs provided notice of cashless exercise that resulted in cancellation of shares in lieu of paying the exercise price in cash.
(6)	Represents the number of shares issued after giving effect to shares surrendered due to the cashless exercise notification by the holder.

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Jefferies Open Market Sales Agreement

On November 14, 2023, the Company and Jefferies LLC (the “Agent”) entered into an open market sales agreement (the “Sales Agreement”) that provides for an “at the market” offering for the sale of up to $50.0 million in shares of the Company’s common stock (the “Placement Shares”) through the Agent. The Agent was acting as sales agent and was required to use commercially reasonable efforts to sell all of the Placement Shares requested to be sold by the Company, consistent with the Agent’s normal trading and sales practices, on mutually agreed terms between the Agent and the Company. The Sales Agreement was scheduled to terminate when all of the Placement Shares had been sold, or earlier upon the election of either the Company or the Agent.

The Company had no obligation to sell any of the Placement Shares under the Sales Agreement. The Company intended to use the net proceeds, if any, from amounts sold under the Sales Agreement for general corporate purposes, including working capital. Under the terms of the Sales Agreement, the Company agreed to pay the Agent a commission equal to 3.0% of the gross sales price of the Placement Shares plus certain expenses incurred by the Agent in connection with the offering.

In October 2025, the Company provided the Agent with notice of termination of the Sales Agreement. Accordingly, the Company had the maximum amount remaining for sale under the Sales Agreement of $50.0 million at the date of termination since no shares were ever issued under this agreement.

Note 8 — Share-Based Compensation and Warrants

Inducement Grants

In connection with the appointment of the Company’s Chief Commercial Officer discussed in Note 9, in August 2025 the Board of Directors approved the grant of stock options exercisable for the purchase of 275,000 shares of the Company’s common stock at an exercise price of $6.55 per share. These stock options qualify as an inducement grant pursuant to Nasdaq Listing Rule 5635(c)(4) whereby the underlying shares were not authorized under any of the Company’s stock option plans (“Inducement Awards”). The stock options are exercisable until August 2035 and vests for (i) one-fourth of the option shares on the one-year anniversary of the employee start date, and (ii) one thirty-sixth of the remaining option shares vest on the same day of each month thereafter until the stock options are 100% vested. The fair value of this Inducement Award of $1.3 million was computed using the Black-Scholes-Merton (“BSM”) option-pricing model.

Additionally, in connection with the hiring of two employees during the three months ended September 30, 2025, the Company issued additional Inducement Awards, consisting of stock options exercisable for the purchase of an aggregate of 125,000 shares of the Company’s common stock. These stock options are exercisable for a ten-year term and vest for (i) one-fourth of the option shares on the one-year anniversary of each employee’s start date, and (ii) one thirty-sixth of the remaining option shares vest on the same day of each month thereafter until the stock options are 100% vested.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Equity Incentive Plans

Presented below is a summary of the number of shares authorized, outstanding, and available for future grants under the Company’s equity incentive plans as of September 30, 2025:

	Number of Shares
Description	Authorized	Outstanding	Available
2015 Plan	15,500	15,500	—
2016 Plan	122,900	122,900	—
2019 Plan	200,000	200,000	—
2021 Plan	13,623,763	13,313,687	310,076
Inducement Awards	1,500,000	825,000	675,000
Total	15,462,163	14,477,087	985,076

2022 Employee Stock Purchase Plan

On June 16, 2022, the Company’s shareholders approved the adoption of the 2022 Employee Stock Purchase Plan (the “2022 ESPP”). The 2022 ESPP provides an opportunity for employees to purchase the Company’s common stock through accumulated payroll deductions.

The 2022 ESPP has consecutive offering periods that begin approximately every 6 months commencing on the first trading day on or after July 1 and terminating on the last trading day of the offering period ending on December 31 and commencing on the first trading day on or after January 1 and terminating on the last trading day of the offering period ending on June 30. The 2022 ESPP reserves 500,000 shares for purchases. There have been no offering periods under the 2022 ESPP through September 30, 2025.

Stock Options Outstanding

For the three months ended September 30, 2025, the following table sets forth a summary of the combined stock option activity under the Company’s equity incentive plans and Inducement Awards:

	2025
	Shares		Price (1)	Term (2)
Outstanding, beginning of period	13,027,994		$4.03	7.7
Granted	740,000		7.71
Exercised	(255,907)	(3)	2.36
Expired	(1,500)		4.61
Forfeited	(115,000)		5.35
Outstanding, end of period	13,395,587	(4)	4.26	7.6
Vested, end of period	7,670,192	(5)	4.43	6.8
(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term for the number of years until the stock options expire.
(3)	The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the three months ended September 30, 2025, was $1.6 million.
(4)	As of September 30, 2025, the intrinsic value of outstanding options was approximately $72.7 million.
(5)	As of September 30, 2025, the intrinsic value of vested stock options was approximately $42.0 million.

For the three months ended September 30, 2025, the aggregate fair value of stock options granted for approximately 0.7 million shares of common stock amounted to $4.2 million or approximately $5.62 per share as of the grant dates. Fair value of stock options was computed using the BSM option-pricing model and will result in the recognition of compensation expense ratably over the expected

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

vesting period of the stock options. Unrecognized share-based compensation expense related to outstanding options is approximately $16.2 million as of September 30, 2025. This amount is expected to be recognized over a weighted average period of 1.5 years.

For the three months ended September 30, 2025, the fair value of stock options was estimated on the respective dates of grant, with the following weighted-average assumptions:

Market price of common stock on grant date	$7.71
Expected volatility	83%
Risk free interest rate	3.9%
Expected term (years)	6.1
Dividend yield	0%

Restricted Stock Units (“RSUs”)

For the three months ended September 30, 2025, the following table sets forth a summary of the combined RSU activity under the Company’s 2021 Plan:

	2025
	Shares	Price (1)
Unvested, beginning of period	1,056,500	$4.55
Granted	25,000	6.55
Vested	—	—
Forfeited	—	—
Unvested, end of period	1,081,500	4.60
(1)	Represents the weighted average grant price based on the closing market price of each of the RSU grants.

In connection with the appointment of the Company’s Chief Commercial Officer discussed in Note 9, in August 2025 the Company granted RSUs for 25,000 shares of common stock with an aggregate fair value of $0.2 million. RSUs vest over a period of one to four years. Fair value is based on the closing market price on the date of grant and will result in the recognition of compensation cost ratably over the vesting period of the RSUs. Unrecognized share-based compensation expense related to RSUs is approximately $3.9 million as of September 30, 2025. This amount is expected to be recognized over a weighted average period of 2.2 years.

Share-Based Compensation Expense

Share-based compensation expense for the three months ended September 30, 2025 and 2024 is included under the following captions in the unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	2025	2024
Research and development	$1,167	$712
General and administrative	1,364	688
Total	$2,531	$1,400

The aggregate unrecognized share-based compensation expense related to stock options and RSUs is approximately $20.1 million as of September 30, 2025. This amount is expected to be recognized over a weighted average period of 1.6 years.

Pre-Funded Warrants

PFWs are outstanding for a total of approximately 12.6 million shares as of September 30, 2025. Please refer to Note 7 for additional information about outstanding PFWs.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Legacy Warrants

In connection with an equity financing in October 2020, the Company issued warrants entitling the holders to purchase an aggregate of 820,001 shares of common stock. These warrants are exercisable at $19.50 per share for a period of seven years, may be exercised on a cash or cashless basis at the election of the holders, and the holders are entitled to share in any dividends or distributions payable to holders of common stock on an as-converted basis (the “Participating Warrants”). Additionally, the Company has issued warrants in conjunction with various debt and equity financings and for services. As of September 30, 2025, all of the warrants were vested. The Participating Warrants and other warrants are collectively referred to as the “Legacy Warrants.”

For the three months ended September 30, 2025, no Legacy Warrants were granted or exercised. The following table sets forth a summary of all Legacy Warrants for the three months ended September 30, 2025:

	2025
	Shares	Price (1)	Term (2)
Outstanding, beginning of period	850,442	$19.90	2.3
Expirations	(180)	69.00
Outstanding, end of period	850,262	19.89	2.0
(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term for the number of years until the warrants expire.

Note 9 — Commitments and Contingencies

Licensing Commitments

Please refer to Note 5 for further discussion of commitments to make milestone payments and to pay royalties under license agreements with XOMA and ActiveSite.

Employment Agreements

On August 18, 2025, the Company appointed an individual to serve as its Chief Commercial Officer and concurrently entered into a fifth employment agreement that provides for (i) an annual base salary of $475,000, (ii) a signing bonus of $65,000, and (iii) eligibility for annual incentive compensation with a target of up 40% of base salary, subject to performance metrics established by the Board of Directors. The agreement with the Chief Commercial Officer provides that if they are terminated outside of a change in control event and without cause, the Company is required to (i) make severance payments equal to 12 months of salary, a pro-rata bonus, and health insurance coverage for 12 months following the termination date, and (ii) all unvested stock options subject to vest over the subsequent 12 month period after the termination event will become immediately exercisable and all outstanding stock options will remain exercisable for 6 months following the termination event. In addition, upon the occurrence of a termination solely due to a change of control event, the Company is required to (i) make severance payments equal to 18 months of salary, a pro-rata bonus, and health insurance coverage for 18 months following the termination event, and (ii) all of their respective unvested stock options will immediately vest and all outstanding stock options will remain exercisable for a period of 6 months following the occurrence of the termination event.

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At each reporting period, the Company evaluates known claims to determine whether a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. As of September 30, 2025, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations. Legal fees are expensed as incurred.

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

For the three months ended September 30, 2025 and 2024, the Company did not recognize any income tax benefit due to a full valuation allowance on its deferred income tax assets. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three months ended September 30, 2025 and 2024.

Note 12 — Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock and PFWs during periods when the PFWs are accounted for as equity instruments. Common shares associated with PFWs that are accounted for as equity instruments are included in the computation of basic and diluted net loss per share because the exercise price is negligible and all of the PFWs are fully vested and exercisable. Accordingly, the weighted average number of shares outstanding for basic and diluted net loss per share is computed as follows for the three months ended September 30, 2025 and 2024:

	2025	2024
Common Stock	89,625,732	55,166,947
2021 PFWs	123,000	123,000
2022 PFWs	4,113,943	8,147,371
Exchange PFWs	—	2,548,832
2024 PFWs	3,198,883	3,750,000
2025 PFWs	6,361,089	—
Total	103,422,647	69,736,150

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended September 30, 2025 and 2024, basic and diluted net loss per share were the same since all other common stock equivalents were anti-dilutive. As of September 30, 2025 and 2024, the following potential common stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive:

	2025	2024
Stock options	13,395,587	10,774,120
RSUs	1,081,500	—
Legacy Warrants	850,262	850,562
Total	15,327,349	11,624,682

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy classification as of September 30, 2025 and June 30, 2025 (in thousands):

	Fair Value Measurement of Assets as of September 30, 2025
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$4,443	$4,443	$—	$—
Marketable debt securities:
Corporate commercial paper	58,538	—	58,538	—
U.S. Government agencies	3,744	—	3,744	—
U.S. Government treasuries	3,990	—	3,990	—
Corporate notes and bonds	76,824	—	76,824	—
Total	$147,539	$4,443	$143,096	$—

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Fair Value Measurement of Assets as of June 30, 2025
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$86,059	$86,059	$—	$—
Corporate commercial paper	1,000	—	1,000	—
U.S. Government treasuries	1,996	—	1,996	—
Marketable debt securities:
Corporate commercial paper	16,588	—	16,588	—
U.S. Government agencies	5,445	—	5,445	—
U.S. Government treasuries	1,484	—	1,484	—
Corporate notes and bonds	50,234	—	50,234	—
Total	$162,806	$86,059	$76,747	$—

Marketable debt securities classified as Level 2 within the valuation hierarchy generally consist of corporate bonds, commercial paper, and U.S. government agency securities. The Company determines the fair value of marketable debt securities based upon valuations obtained from third-party pricing sources. Except for the amounts shown in the tables above, the Company did not have any other assets measured at fair value on a recurring basis as of September 30, 2025 and June 30, 2025.

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

The following table sets forth changes in the fair value of the Company’s embedded derivative liability for which fair value was determined on a recurring basis for the three months ended September 30, 2025 and 2024 (in thousands):

	2025	2024
Fair value, beginning of period	$468	$468
Changes in fair value	15	15
Fair value, end of period	$483	$483

Except for the embedded derivative liability, the Company did not have any other liabilities measured at fair value on a recurring basis as of September 30, 2025 and June 30, 2025.

Due to the relatively short maturity of the respective instruments, the fair value of cash, accounts payable, and accrued liabilities approximated their carrying values as of September 30, 2025 and June 30, 2025.

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the three months ended September 30, 2025 and 2024, the Company did not have any transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and investments in marketable debt securities. The Company maintains cash in demand deposit accounts at a high-quality financial institution. As of and for the three months ended September 30, 2025 and 2024, cash deposits have exceeded the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2025, the Company had an aggregate of $80.6 million invested in marketable debt securities of issuers in the banking and financial services industries. While the Company’s investment policy requires investments in highly rated securities, a wide variety of broad economic factors and issuer-specific factors could result in credit agency downgrades below the Company’s minimum credit rating requirements that could result in losses regardless of whether the Company elects to sell the securities or hold them until maturity. To date, the Company has not experienced any credit losses or impairments of marketable debt securities due to credit rating agency downgrades.

Note 14 — Segment Disclosures

The Company has determined that it operates as a single reportable segment which includes all of its activities as a clinical stage biopharmaceutical company. The CODM uses consolidated net loss as reported in the unaudited condensed consolidated statements of operations and comprehensive loss to assess performance, analyze budget to actual results, forecast future operating results and cash requirements, and allocate resources for its single reportable segment. The significant segment expenses regularly reviewed by the CODM consist of clinical and manufacturing costs of ersodetug, personnel expenses, and other segment expenses. The measure of the operating segment assets is reported on the unaudited condensed consolidated balance sheets as total assets and all of the Company's tangible assets are located in the United States.

The following table presents consolidated net loss summarized by the significant segment expenses regularly reviewed by the CODM for the three months ended September 30, 2025, and 2024 (in thousands):

	2025	2024
Research and development:
Ersodetug	$5,610	$7,216
Compensation and benefits	5,588	4,297
Other R&D segment expenses (1)	1,951	1,241
Total research and development	13,149	12,754
General and administrative:
Compensation and benefits	3,350	2,252
Other G&A segment expenses (2)	3,318	1,935
Total general and administrative	6,668	4,187
Operating loss	(19,817)	(16,941)
Total non-operating income, net	1,667	1,563
Net loss	$(18,150)	$(15,378)
(1)	Other R&D segment expenses primarily include quality regulatory and other pipeline development costs, employee travel and expense, and other facility and information technology costs.
(2)	Other G&A segment expenses primarily include consulting expenses related to business development and market planning activities, insurance expense, public company costs, employee travel and expense, and other facility and information technology costs.

Note 15 — Subsequent Events

Amended Employment Agreements

On October 17, 2025, the Company entered into amendments to employment agreements with Nevan Elam, Brian Roberts, Daron Evans, and Sunil Karnawat. The amendments entitle each of the executive officers to a full gross-up payment (the “Gross-Up Payment”) for any excise tax imposed by Section 4999 of the Internal Revenue Code (the “IRC”) and other local, state and federal taxes imposed if an excess parachute payment is paid in connection with a future change of control event, as determined under Section

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

280G of the IRC. The determination of the amount of any Gross-Up Payment will be made by the Company in its sole discretion. Except for the provisions related to Gross-Up Payments, all other terms of the respective employment agreements were unchanged.

Termination of Jefferies Open Market Sales Agreement

As discussed in Note 7, the Company delivered notice to Jefferies LLC indicating that it was terminating the Open Market Sale Agreement in October 2025. Accordingly, the Company had the maximum amount remaining for sale of $50.0 million at the date of termination since no shares were ever issued under this agreement.

Exercise of PFWs

In November 2025, a holder of certain 2025 PFWs provided notice of a cashless exercise of 1,650,000 PFWs, which resulted in the issuance of 1,649,818 shares of common stock in November 2025.

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

We are a late-stage rare disease company focused on developing biologics that significantly improve the quality of life for patients and their families.

Our priorities going into the end of 2025 and first half of 2026 are to execute across our two Phase 3 clinical trials. Our goals include (i) complete the sunRIZE study (as defined below) to enable topline data in December 2025, (ii) continue enrollment in the registrational tumor hyperinsulinism study, and (iii) assuming supportive data from sunRIZE, submit a Biologics License Application to the Food and Drug Administration for ersodetug in mid-2026.

Ersodetug for congenital hyperinsulinism (“HI”)

Congenital HI is the most common cause of recurrent and persistent hypoglycemia in children. Individuals with congenital HI typically present with signs or symptoms of hypoglycemia shortly after birth. Hypoglycemia can result in significant brain injury and death if not recognized and managed appropriately. Additionally, recurrent, or cumulative, hypoglycemia can lead to progressive and irreversible damage over time, including serious and devastating brain injury, seizures, neuro-developmental problems, feeding difficulties, and significant impact on patient and family quality of life. In cases where individuals have diffuse disease, a near-total pancreatectomy may be undertaken, although ongoing medical treatment of hypoglycemia is generally required for several years after surgery, before eventual insulin-dependent diabetes ensues. There are no Food and Drug Administration (“FDA”) approved therapies for all forms of congenital HI, and the current standard of care treatments are suboptimal. The treatments used by physicians today include glucagon, diazoxide, somatostatin analogues and pancreatectomy. We estimate that in the U.S. alone the addressable market for congenital HI is more than 1,500 individuals.

Ersodetug has received Orphan Drug Designation in the U.S. and European Union for the treatment of congenital HI, as well as Rare Pediatric Disease Designation in the U.S., a prerequisite for a request for a Rare Pediatric Disease Priority Review Voucher upon Biologics License Application (“BLA”) submission. Based on the multinational Phase 2b clinical trial outcomes and the evidence of benefit in this serious condition with substantial unmet medical need, ersodetug was subsequently granted a priority medicines (“PRIME”) designation by the European Medicines Agency (“EMA”), an Innovation Passport designation by the UK Innovative Licensing and Access Pathway (“ILAP”) Steering Group for the treatment of congenital HI, and Breakthrough Therapy Designation by the FDA in the U.S.

sunRIZE Phase 3 Study

The sunRIZE study is a global, randomized, double-blind, placebo-controlled, parallel arm evaluation of ersodetug in participants 3 months of age and older with congenital HI who are not adequately responding to standard of care medical therapies. The primary endpoint is change in average number of hypoglycemia events (blood sugars below 70 mg/dL) per week. Additional endpoints include change in average daily percent time in hypoglycemia, change in severe hypoglycemia events and time, time in a target glucose range, and symptomatic hypoglycemia events. The endpoints will be assessed by measuring (i) hypoglycemia events using self-monitored blood glucose (“SMBG”) and (ii) time in hypoglycemia using continuous glucose monitoring (“CGM”) over 24 weeks of treatment. Eligible participants may continue in a long-term extension study following pivotal treatment. Topline results from the study are anticipated to be available in December 2025, but the specific date of the availability of such results may vary.

On July 14, 2025, we presented “Preliminary Patient Demographics and Baseline Characteristics From a Phase 3 Study (sunRIZE) of Ersodetug for Hypoglycemia Due to Congenital Hyperinsulinism: Trial in Progress” at the Annual Meeting of the Endocrine Society (“ENDO”). Comparable to what was observed in the Phase 2 RIZE study, the average age of study participants is younger (3.4 years) with 35% of the participants under the age of 2. Approximately 95% of the participants were taking one or more standard of care treatments (40% on Diazoxide) and had an average of 15 hypoglycemia events per week with 19% daily time spent in hypoglycemia.

Ersodetug for tumor hyperinsulinism (“HI”)

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

Current therapies for insulinomas and NICTs can be grouped into two main categories: (a) tumor-directed de-bulking therapies (e.g., surgery, chemotherapy, radiotherapy), which may indirectly and/or eventually lead to decreased levels of circulating insulin and/or insulin-like substances, and therefore control HI and related hypoglycemia; and/or (b) medical therapies such as glucocorticoids that are used to attempt to treat the hypoglycemia. Tumor-directed therapies do not directly treat hypoglycemia caused by insulinomas or NICTs. In many cases, tumor-directed therapies are administered concurrently with medical therapies for hypoglycemia and in other cases successful treatment of hypoglycemia often enables the initiation and/or continuation of tumor-directed therapies, as indicated. During the period from diagnosis to surgical treatment, or if surgery is contraindicated or refused, medical treatments are often necessary to directly manage the HI and hypoglycemia induced by the tumor. Additionally, chronic medical management of refractory hypoglycemia is often necessary for patients who cannot be cured by surgery, such as those with extensive disease of the pancreas, multi-focal insulinomas, inoperable or unresectable benign or malignant insulinomas, metastatic insulinomas, non-pancreatic insulinomas, or NICT hypoglycemia resulting from a variety of other tumors.

A significant unmet need exists for treatment options with improved efficacy and tolerability, as normalization of glucose levels is crucial to prevent serious signs and symptoms of hypoglycemia, improve patient quality of life and overall function, and even to ensure patients are fit to receive cancer treatment and to reduce mortality. Unfortunately, some patients are unresponsive to the current standard of care medical therapies for tumor HI and experience debilitating hypoglycemia that is otherwise untreatable. Currently available medical therapies are directed at reducing or eliminating insulin production and/or secretion from tumors, which may be challenging when the tumor is differentiated or dysregulated, and therefore not responding to usual control mechanisms for suppressing insulin production. In some cases, commonly utilized somatostatin analog therapies may even worsen hypoglycemia due to suppression of glucagon. Therefore, currently available medical therapies directed at suppressing insulin production may have limited effectiveness in tumor HI.

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

The upLIFT study is a Phase 3 registrational, single-arm, open-label, pivotal trial in as few as 16 participants with tumors who have uncontrolled hypoglycemia caused by tumor HI. Eligible participants requiring continuous intravenous (“IV”) glucose will receive ersodetug 9 mg/kg per week for 8 weeks, as an add-on to standard of care. Following this 8-week pivotal treatment period, all participants may receive ersodetug in long-term extension. The primary endpoint is the number of participants achieving at least a 50 percent reduction from baseline in IV glucose requirements (glucose infusion rate; “GIR”). Additional endpoints include the time to discontinuation of glucose infusion, time to discharge from the hospital, extent of hypoglycemia events and hypoglycemia time in the outpatient setting by SMBG and CMG, respectively, and patient reported quality of life.

Expanded Access Program (“EAP”)

We maintain an EAP for a variety of HI indications for the purpose of making ersodetug available on a compassionate use basis when available therapeutic options have failed, and an individual’s hypoglycemia is unmanageable. In clinical and real-world experience, ersodetug has been shown to counteract excessive insulin action downstream, at the insulin-receptor on target organs. The unique mechanism of action of ersodetug makes the therapy a potential universal treatment for any form of HI. To date, we have received over 25 unsolicited inbound physician inquiries regarding the use of ersodetug in patients with tumor HI caused by metastatic insulinomas or non-islet cell tumors, which has thus far resulted in the request, approval, and initiation of ersodetug in 13 ICT and NICT patients. In the U.S., these requests have all been individually approved by the FDA's Office of Cardiology, Hematology, Endocrinology and Nephrology - Division of Diabetes, Lipid Disorders, and Obesity (“Division”). The tumor HI patients that have received ersodetug have been refractory to the standard of care therapies for chronic management of hypoglycemia. These patients have generally required continuous intravenous dextrose or nutritional infusion in order to prevent severe hypoglycemia and were typically hospitalized and in life-threatening or hospice-bound condition at the time of request. Further treatment with tumor-directed therapies (e.g., embolization, radiotherapy, chemotherapy) was often deferred as a result of the debilitating hypoglycemia.

Generally, dosing for tumor HI patients has been either 6 mg/kg or 9 mg/kg every 1-4 weeks. In all cases to date, ersodetug has led to substantial improvement in hypoglycemia and has been well tolerated. Within a relatively short period of time after administration of ersodetug, continuous intravenous dextrose was discontinued or substantially reduced, and hospitalized patients were able to be discharged and receive maintenance ersodetug doses on an outpatient basis, with durable benefit. In several cases, other background medical therapies to prevent hypoglycemia were able to be weaned or stopped, and patients were able to resume tumor-directed therapies for treatment of their underlying cancer. No participants have discontinued the therapy due to lack of response or safety, and the duration of treatment has ranged from several months to more than one year in several instances, in this subset of tumor HI patients with significantly advanced and metastatic tumor burden.

Six patients with congenital HI are currently receiving ersodetug as part of our EAP, which has served to support patients on a compassionate use basis prior to availability of the Phase 3 sunRIZE clinical trial. These participants were refractory to usual therapies and include one infant where off-label or surgical (pancreatectomy) therapies were being considered. The duration of treatment in these participants ranges from one to approximately 3 years, with ongoing benefit.

Recent Developments

Appointment of Chief Commercial Officer. On August 18, 2025, the Board of Directors approved the appointment of Sunil Karnawat to serve as our Chief Commercial Officer. In connection with the appointment, we entered into an employment agreement, effective August 18, 2025, that provides for the following compensation: (i) an annual base salary of $475,000; (ii) a signing bonus of $65,000, (iii) eligibility to receive an annual performance bonus with a target of 40% of Mr. Karnawat’s base salary, on December 31st of each year; (iv) an inducement grant pursuant to Nasdaq Listing Rule 5635(c)(4) in the form of stock options to purchase 275,000 shares of our common stock (the “Inducement Grant”), and (v) 25,000 shares of restricted stock units (“RSUs”). The stock options issued as the Inducement Grant will vest and become exercisable as to 25% of the underlying shares on the first anniversary of the grant date, and will vest and become exercisable as to the remaining 75% of the underlying shares in 36 equal monthly installments from the first anniversary of the grant date, subject to his continued employment on such vesting dates. If we experience a change of control during his employment, all remaining options will automatically vest.

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

We do not expect to generate revenue from any of our product candidates until we obtain regulatory approval and commercialize our approved product candidates. We expect to incur operating losses for the foreseeable future; therefore, we expect to continue efforts to raise additional capital to maintain our current operating plans over the next several years. We cannot assure you that we will secure such financing or that it will be adequate for the long-term execution of our business strategy. Even if we obtain additional financing, it may be costly and may require us to agree to covenants or other provisions that will favor new investors over our existing shareholders.

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

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of (i) an allocable portion of our cash and share-based compensation and employee benefits related to personnel engaged in our administrative, finance, accounting, and executive functions, and (ii) an allocable portion of our facilities and overhead costs related to such personnel. G&A expenses also include professional fees for business development, legal, auditing, consulting, investor relations and other costs primarily related to our status as a public company.

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

Critical Accounting Policies and Significant Judgments and Estimates

Overview

The discussion herein is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

With respect to our significant accounting policies that are described in Note 1 to our consolidated financial statements included in Item 8 of our 2025 Form 10-K, we believe that the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

Share-Based Compensation Expense

We measure the fair value of services received in exchange for grants of share-based awards based on the fair value of the award as of the grant date. We compute the fair value of the stock option awards with time-based vesting using the Black-Scholes-Merton option-pricing model and recognize the cost of the equity awards over the period that services are provided to earn the award. For stock option awards that contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized on a straight-line basis over the requisite service period as if the award was, in substance, a single award. We recognize the impact of forfeitures in the period that the forfeiture occurs, rather than estimating the number of awards that are not expected to vest in accounting for share-based compensation. For stock options that are voluntarily surrendered, all unrecognized compensation is immediately recognized in the period the options are cancelled. Fair value of RSUs is based on the closing market price on the date of grant whereby compensation cost is recognized ratably over the vesting period of the RSUs.

Results of Operations

Revenue. As a late-stage rare disease company, we did not generate any revenue for the three months ended September 30, 2025 and 2024. We are at a late stage of clinical development and do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. We do not expect to be able to generate revenue from any of our product candidates until we obtain regulatory approval and commercialize our approved product candidates.

Three months ended September 30, 2025 and 2024

Research and development expenses. R&D expenses for the three months ended September 30, 2025 and 2024 were as follows (in thousands, except percentages):

	September 30,		Increase
	2025	2024	Amount	Percent
Total R&D expenses	$13,149	$12,754	$395	3%

The increase in R&D expenses of $0.4 million for the three months ended September 30, 2025 was attributable to increases of $1.3 million in R&D compensation and benefits, and an increase of $0.7 million in other R&D costs related to quality and patient affairs costs related to the phase 3 clinical study. These increases amount to $2.0 million and were partially offset by a decrease of $1.6 million related to ersodetug clinical and manufacturing costs.

The increase in R&D compensation and benefit related costs of $1.3 million was attributable to (i) an increase of $0.8 million cash-based compensation and benefits due to an increase in the average number of R&D employees from 41 for the three months ended September 30, 2024 to 54 employees for the three months ended September 30, 2025, and (ii) an increase of $0.5 million in share-based compensation related to the stock awards granted in the first half of calendar 2025.

The $1.6 million decrease in ersodetug R&D costs was driven by a decrease of $3.0 million due to lower spending on drug substance and drug product manufacturing, as well as process performance qualification batch productions. This $3.0 million decrease was partially offset by (i) an increase of $1.0 million in clinical costs due to startup activities in 2025 for the tumor HI phase 3 study which we are in preparation for first patient enrollment anticipated in the fourth quarter of calendar 2025, and (ii) an increase of $0.4 million in clinical trial costs due to the completion of enrollment of patients in the congenital HI phase 3 clinical study in May 2025. For the three months ended September 30, 2024, there were de minimis clinical costs incurred for tumor HI related program spend as this study had yet to be initiated and clinical costs for congenital HI were lower because we had not completed enrollment of patients in the sunRIZE study as of September 30, 2024.

General and administrative expenses. G&A expenses for the three months ended September 30, 2025 and 2024 were as follows (in thousands, except percentages):

	September 30,		Increase
	2025	2024	Amount	Percent
Total G&A expenses	$6,668	$4,187	$2,481	59%

The increase in G&A expenses of $2.5 million for the three months ended September 30, 2025 was attributable to (i) an increase of $1.1 million in G&A compensation and benefits, and (ii) an increase of $1.4 million in other G&A costs related to business development and market research and planning activities in preparation for future ersodetug commercial activities.

The increase in G&A compensation and benefit related costs of $1.1 million was attributable to (i) an increase of $0.4 million for cash-based compensation and benefits due to an increase in the average number of G&A employees from 18 for the three months ended September 30, 2024 to 21 employees for the three months ended September 30, 2025, and (ii) an increase of $0.7 million in share-based compensation related to the stock awards granted in the first half of calendar 2025.

Interest and other income. Interest and other income amounted to $1.7 million for the three months ended September 30, 2025, compared to $1.6 million for the three months ended September 30, 2024. This increase of $0.1 million was primarily due to the Company having a higher average balance of investments in marketable debt securities throughout the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Income taxes. For the three months ended September 30, 2025 and 2024, we did not recognize any income tax benefit due to our net losses, and our determination that a valuation allowance was required for all of our deferred income tax assets.

Liquidity and Capital Resources

Short-term Liquidity Requirements

As of September 30, 2025, we had cash and cash equivalents of $9.1 million and short-term marketable debt securities of $143.1 million for total capital resources of $152.2 million. Working capital amounted to approximately $144.5 million as of September 30, 2025. We have incurred cumulative net losses of $422.0 million since our inception and as a clinical stage company we have not generated any meaningful revenue to date.

Accordingly, our primary source of liquidity has historically been from the completion of private placements and public offerings of our equity securities. The completion of equity financings between June 2024 and June 2025 is the primary source of our cash, cash equivalents and short-term investments in marketable debt securities totaling $152.2 million as of September 30, 2025.

Expected cash payments related to existing contractual obligations for the 12-months ending September 30, 2026 include approximately $0.8 million under all of our operating lease agreements.

Based on our cash, cash equivalents and marketable debt security investments totaling $152.2 million as of September 30, 2025, we believe we have adequate capital resources to meet our contractual obligations and carry out ongoing clinical trials and other planned activities for at least 12 months from the issuance date of the unaudited condensed consolidated financial statements for the three months ended September 30, 2025.

Long-term Liquidity Requirements

Our most significant long-term contractual obligations consist of a regulatory milestone payment of $25.0 million payable to XOMA and additional clinical and regulatory milestone payments up to $25.0 million payable to ActiveSite. Due to uncertainties in the timing associated with clinical trial activities and regulatory approvals, there is even greater uncertainty in forecasting the timing of our long-term future clinical and regulatory milestone payments to XOMA and ActiveSite.

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

In addition to our licensing obligations, we also have approximately $0.8 million of long-term contractual obligations under existing operating lease agreements that expire by October 2027.

Based on our current forecast, we expect that our existing capital resources will be sufficient to fund our contractual obligations and carry out ongoing clinical trials and other planned activities for at least 12 months from the issuance date of the unaudited condensed consolidated financial statements for the three months ended September 30, 2025. However, we will need to obtain additional equity or debt financing in order to fund all of our long-term liquidity requirements.

Presented below is an additional discussion about the ongoing requirements pursuant to our license agreements with XOMA and ActiveSite, along with additional information about our ongoing financing activities that impacted our liquidity and capital resources through September 30, 2025.

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

Upon the achievement of certain clinical and regulatory events, we will be required to make up to $37.0 million in aggregate milestone payments to XOMA. To date the Company has paid a total of $12.0 million in milestone payments to XOMA. The most recent milestone payment of $5.0 became due in May 2025 upon dosing of the last patient in the Company’s Phase 3 Clinical Trial for ersodetug and was paid in June 2025. We record a liability for milestone payments in our financial statements on the date that we achieve the milestone event. The next milestone payment of $25.0 million will be due upon the first regulatory approval of ersodetug by any regulatory authority. Additionally, upon the future commercialization of ersodetug, we will be required to pay royalties to XOMA based on the net sales of the related products, and milestone payments up to an additional $185.0 million if future annual sales related to ersodetug exceed targets ranging from $100.0 million to $1.0 billion. Through September 30, 2025, no events have occurred that would result in the requirement to make additional milestone payments and no royalties have been incurred.

ActiveSite License Agreement

In August 2017, we entered into a Development and License Agreement with ActiveSite (“ActiveSite License Agreement”) pursuant to which we acquired the rights to ActiveSite’s PKI portfolio. We are planning to use the PKI Program to develop, file, manufacture, market and sell products for diabetic macular edema and other therapeutic indications. The ActiveSite License Agreement requires various milestone payments ranging from $1.0 million to $10.0 million when milestone events occur, up to an aggregate of $46.5 million of aggregate milestone payments. To date the company has paid a total of $4.0 million in milestone payments consisting of (i) $1.0 million in December 2020 for clearance of an initial drug application (“IND”) filed with the FDA, and (ii) $3.0 million in February 2023 after dosing of the first patient in a Phase 2 clinical trial for RZ402. Remaining milestone payments under the ActiveSite License Agreement for various clinical and regulatory milestones amount to $25.0 million and milestones after commercial success or alternative indication approvals amount to $17.5 million. We will also be required to pay royalties equal to 2.0% of any sales of products that use the PKI Program. Through September 30, 2025, no events have occurred that would result in the requirement to make additional milestone payments and no royalties have been incurred.

Cash Flows Summary

Presented below is a summary of our operating, investing, and financing cash flows for the three months ended September 30, 2025 and 2024 (in thousands):

	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(17,430)	$(16,014)	$(1,416)
Investing activities	(68,490)	(49,410)	(19,080)
Financing activities	911	5,500	(4,589)

Cash Used in Operating Activities

For the three months ended September 30, 2025 and 2024, cash used in operating activities amounted to $17.4 million and $16.0 million, respectively. The key components in the calculation of our cash used in operating activities are as follows (in thousands):

	2025	2024	Change
Net loss	$(18,150)	$(15,378)	$(2,772)
Non-cash expenses	2,694	1,552	1,142
Accretion of discounts and amortization of premiums on marketable debt securities, net	(799)	(834)	35
Changes in operating assets and liabilities, net	(1,175)	(1,354)	179
Total	$(17,430)	$(16,014)	$(1,416)

For the three months ended September 30, 2025, our net loss was $18.2 million compared to $15.4 million for the three months ended September 30, 2024. For further discussion about changes in our operating results for the three months ended September 30, 2025 and 2024, please refer to Results of Operations above.

For the three months ended September 30, 2025 and 2024, our non-cash expenses of $2.7 million and $1.6 million, respectively, were primarily attributable to share-based compensation expense and non-cash lease expense. For the three months ended September 30, 2025 and 2024, accretion of discounts and amortization of premiums on marketable debt securities amounted to $0.8 million. For the three months ended September 30, 2025, net changes in operating assets and liabilities decreased operating cash flow by $1.2 million, primarily driven by cash outflows resulting in a net decrease in accounts payable and other accrued liabilities of $1.8 million. This amount was partially offset by a net decrease of $0.7 million in prepaid expenses and other assets. For the three months ended September 30, 2024, net changes in operating assets and liabilities decreased operating cash flow by $1.4 million, primarily driven by a net decrease of $1.3 million in accounts payable and other accrued liabilities, and an increase in prepaid expenses and other assets of $0.1 million.

Cash Used in Investing Activities

For the three months ended September 30, 2025, our net cash used in investing activities amounted to $68.5 million. For the three months ended September 30, 2025, we received proceeds of $20.4 million upon the maturity of certain marketable debt securities. These cash proceeds from maturities, along with certain proceeds from the 2025 Underwritten Offering in April 2025 and the 2025 Private Placement in June 2025, were used to purchase a total of $88.9 million of marketable debt securities.

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

Cash Provided by Financing Activities

For the three months ended September 30, 2025, our net cash provided by financing activities was $0.9 million. Cash inflows amounted to $0.9 million from the exercise of stock options.

For the three months ended September 30, 2024, our net cash provided by financing activities was $5.5 million. Cash inflows amounted to $6.1 million, consisting of $6.0 million of proceeds from the 2024 Private Placement and $0.1 million of proceeds from the exercise of employee stock options. These amounts were partially offset by cash outflows related to the payments of offering costs of $0.6 million incurred in connection with the 2024 Public Underwritten Offering.

Recent Accounting Pronouncements

Please refer to Note 1 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Report regarding the expected impact of recent accounting pronouncements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet transactions for the periods covered by this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our Principal Executive and Financial Officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Principal Executive and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on that assessment under those criteria, our management has determined that our internal control over financial reporting was effective as of September 30, 2025.

Changes in Internal Controls over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Risk Factor disclosures are set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the Securities and Exchange Commission on September 17, 2025. As of the date of this Report, there have been no material changes with respect to the Risk Factor disclosures in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are incorporated by reference or filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Exhibits
10.1*	Amendment No. 1 to the Amended and Restated Employment Agreement of Nevan Elam, dated October 17, 2025*
10.2*	Amendment No. 1 to the Amended and Restated Employment Agreement of Brian Roberts, dated October 17, 2025*
10.3*	Amendment No. 1 to the Amended and Restated Employment Agreement of Daron Evans, dated October 17, 2025*
10.4*	Amendment No. 1 to the Amended and Restated Employment Agreement of Sunil Karnawat, dated October 17, 2025*
31.1*	Certification of Chief Executive and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of Chief Executive and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS*	Inline XBRL Instance Document
101.SC*	Inline XBRL Taxonomy Extension Schema
101.CA*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LA*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101)

* Filed herewith.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REZOLUTE, INC.

Date: November 6, 2025	By:	/s/ Nevan Charles Elam
Nevan Charles Elam
Chief Executive Officer
(Principal Executive and Financial Officer)