Form 10-Q
period 2025-12-31
Rezolute, Inc.
filed 2026-02-12
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

The registrant had 95,697,685 shares of its $0.001 par value common stock outstanding as of February 9, 2026.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2025 (the “Report”) contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “may”, “should”, “plan”, “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In Thousands, Except Number of Shares and Par Value)

	December 31,	June 30,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$11,944	$94,107
Investments in marketable debt securities	120,994	73,751
Prepaid expenses and other	2,168	3,287
Total current assets	135,106	171,145

Long-term assets:
Deposits and other	2,402	2,925
Right-of-use assets	1,064	1,348
Property and equipment, net	57	72
Total assets	$138,629	$175,490

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,783	$5,809
Accrued liabilities:
Accrued clinical and other	3,548	3,202
Compensation and benefits	1,532	2,269
Current portion of operating lease liabilities	666	632
Total current liabilities	9,529	11,912

Long-term liabilities:
Operating lease liabilities, net of current portion	619	983
Embedded derivative liability	483	468
Total liabilities	10,631	13,363

Commitments and contingencies (Notes 5, 9 and 10)

Shareholders' equity:
Preferred stock, $0.001 par value; 400,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 165,000,000 shares authorized; issued and outstanding 95,547,998 and 86,995,985 shares as of December 31, 2025 and June 30, 2025, respectively	96	87
Additional paid-in capital	572,635	565,903
Accumulated other comprehensive income (loss)	47	(7)
Accumulated deficit	(444,780)	(403,856)
Total shareholders’ equity	127,998	162,127
Total liabilities and shareholders’ equity	$138,629	$175,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Operating expenses:
Research and development	$14,348	$12,627	$27,497	$25,381
General and administrative	9,873	4,453	16,541	8,640
Total operating expenses	24,221	17,080	44,038	34,021
Operating loss	(24,221)	(17,080)	(44,038)	(34,021)
Non-operating income (expense):
Interest and other income, net	1,447	1,344	3,129	2,922
Income (loss) from change in fair value of embedded derivative liability	—	6	(15)	(9)
Total non-operating income, net	1,447	1,350	3,114	2,913

Net loss	(22,774)	(15,730)	(40,924)	(31,108)

Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	(2)	(225)	54	143

Comprehensive loss	$(22,776)	$(15,955)	$(40,870)	$(30,965)

Net loss per common share:
Basic and diluted	$(0.22)	$(0.22)	$(0.40)	$(0.45)

Weighted average number of common shares outstanding:
Basic and diluted	103,687,064	69,940,319	103,554,855	69,838,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

Six Months Ended December 31, 2025 and 2024

(In Thousands, Except Number of Shares)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Six Months Ended December 31, 2025:
Balances, June 30, 2025	86,995,985	$87	$565,903	$(7)	$(403,856)	$162,127
Issuance of common stock upon exercise of stock options	328,134	1	798	—	—	799
Share-based compensation	—	—	5,942	—	—	5,942
Cashless exercise of pre-funded warrants	8,223,879	8	(8)	—	—	—
Other comprehensive income	—	—	—	54	—	54
Net loss	—	—	—	—	(40,924)	(40,924)
Balances, December 31, 2025	95,547,998	$96	$572,635	$47	$(444,780)	$127,998

Six Months Ended December 31, 2024:
Balances, June 30, 2024	53,245,824	$53	$450,473	$(79)	$(329,444)	$121,003
Gross proceeds from issuance of common stock for cash in 2024 Private Placement	1,500,000	1	5,999	—	—	6,000
Commissions and other offering costs	—	—	(45)	—	—	(45)
Issuance of common stock upon exercise of stock options	263,604	1	750	—	—	751
Share-based compensation	—	—	2,845	—	—	2,845
Cashless exercise of pre-funded warrants	5,525,267	6	(6)	—	—	—
Other comprehensive income	—	—	—	143	—	143
Net loss	—	—	—	—	(31,108)	(31,108)
Balances, December 31, 2024	60,534,695	$61	$460,016	$64	$(360,552)	$99,589

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended
	December 31,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(40,924)	$(31,108)
Share-based compensation expense	5,942	2,845
Loss from change in fair value of embedded derivative liability	15	9
Non-cash lease expense	283	261
Accretion of discounts and amortization of premiums on marketable debt securities, net	(1,512)	(1,557)
Depreciation expense	15	16
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses, deposits, and other assets	1,139	(1,369)
Decrease in accounts payable	(1,991)	(1,203)
(Decrease) increase in accrued liabilities	(721)	2,426
Net cash used in operating activities	(37,754)	(29,680)

Cash Flows From Investing Activities:
Purchase of marketable debt securities	(115,729)	(98,669)
Proceeds from maturities of marketable debt securities	70,053	60,728
Net cash used in investing activities	(45,676)	(37,941)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	1,302	751
Gross proceeds from issuance of common stock in 2024 Private Placement	—	6,000
Payment of offering costs	(35)	(594)
Net cash provided by financing activities	1,267	6,157

Net decrease in cash and cash equivalents	(82,163)	(61,464)
Cash and cash equivalents at beginning of period	94,107	70,396
Cash and cash equivalents at end of period	$11,944	$8,932

Supplementary Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—
Cash paid for amounts included in the measurement of operating lease liabilities	381	370

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Rezolute, Inc. (the “Company”) is a late-stage rare disease company focused on significantly improving outcomes for individuals with hypoglycemia caused by hyperinsulinism (“HI”). The Company’s primary clinical asset, ersodetug, is a potential treatment that the Company believes could be a treatment for all forms of HI, including congenital HI and tumor HI. The Company is currently enrolling in a Phase 3 clinical trial for a tumor HI indication (“upLIFT”). In December 2025, the Company reported its Phase 3 clinical trial in congenital HI (“sunRIZE”) did not meet its primary or key secondary endpoints. The Company will be meeting with the Food and Drug Administration (“FDA”) prior to the end of calendar Q1 2026 to discuss the study results and discuss a potential path forward.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the interim financial statements do not include all information and footnote disclosures necessary for a comprehensive presentation of financial position, results of operations, and cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) that are necessary for a fair financial statement presentation have been made. The interim results for the three and six months ended December 31, 2025, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the fiscal year ending June 30, 2026.

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the unaudited condensed consolidated financial statements and the accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, determination if an allowance for credit losses or impairment is required for marketable debt securities, the fair value of an embedded derivative liability, fair value of share-based compensation, management’s assessment of going concern, and estimates related to clinical trial accrued liabilities. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures. ASU 2023-09 requires disclosure of additional income tax information, primarily related to the rate reconciliation and income taxes paid. This ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is required to adopt ASU 2023-09 in its annual financial statements for the fiscal year ended June 30, 2026, and for interim periods thereafter. The Company does not expect the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements.

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

Note 2 — Liquidity

The Company is in the clinical stage and has not yet generated any revenues. For the six months ended December 31, 2025, the Company incurred a net loss of $40.9 million and net cash used in operating activities amounted to $37.8 million. For the fiscal year ended June 30, 2025, the Company incurred a net loss of $74.4 million and net cash used in operating activities amounted to $69.1 million. As of December 31, 2025, the Company had an accumulated deficit of $444.8 million, and the Company’s capital resources consist of cash and cash equivalents of $11.9 million and short-term investments in marketable debt securities of $121.0 million.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of December 31, 2025, the Company has total liabilities of $10.6 million, including current liabilities of $9.5 million. As discussed in Note 5, the Company is subject to license agreements that provide for future contractual payments upon achievement of various milestone events. Pursuant to the XOMA License Agreement (as defined below), a $25.0 million milestone payment will be due upon regulatory approval of ersodetug by any regulatory authority. The commitment to pay the $25.0 million for regulatory approval of ersodetug is not expected to be recognized as a liability within the next 12 months. Due to uncertainties in the timing associated with clinical trial activities and regulatory approvals, there is even greater uncertainty in forecasting the timing of future clinical and regulatory milestone payments to XOMA that may be required during the fiscal year ending June 30, 2027 and thereafter.

As discussed in Note 15, management approved a reduction in workforce on December 11, 2025 that resulted in the termination of employment of 29 employees on December 15, 2025. The Company accrued approximately $1.5 million of one-time severance benefits in December 2025. The $1.5 million was paid in full to the affected employees in January 2026 and no remaining liability related to the one-time severance benefits remain at the issuance date of the unaudited condensed consolidated financial statements.

Management believes the Company’s cash and cash equivalents and investments in marketable debt securities will be adequate to meet the Company’s contractual obligations and carry out ongoing clinical trials and other planned activities for at least 12 months from the issuance date of the unaudited condensed consolidated financial statements as of December 31, 2025.

Note 3 — Investments in Marketable Debt Securities

Investments in marketable debt securities are accounted for as available-for-sale investments at fair value. The Company only invests in liquid, high-quality debt securities. Nonetheless, all of these investments are subject to interest rate and credit risk that may result in fluctuations in the fair value of the investments. To minimize exposure due to an adverse shift in interest rates, the Company generally invests in securities with expected maturities of two years or less while maintaining a weighted average maturity of one year or less. As of December 31, 2025, investments in marketable debt securities with an aggregate fair value of $121.0 million are scheduled to mature during the 12-month period ending December 31, 2026. As of December 31, 2025, the Company did not hold any long-term investments in marketable debt securities.

During the six months ended December 31, 2025, marketable debt securities for $70.1 million matured and approximately $115.7 million was invested in additional marketable debt securities. The Company did not sell any marketable debt securities prior to the scheduled maturity dates for the six months ended December 31, 2025.

Accrued interest receivable on all marketable debt securities amounted to $0.6 million and $0.7 million as of December 31, 2025 and June 30, 2025, respectively. Accrued interest receivable is included in other current assets in the accompanying unaudited condensed consolidated balance sheets.

For the six months ended December 31, 2025, the Company did not recognize any allowance for credit losses or impairment related to investments in marketable debt securities. The following table summarizes the cumulative unrealized gains and losses that result in differences between the amortized cost basis and fair value of the Company’s marketable debt securities held as of December 31, 2025 and June 30, 2025 (in thousands):

	December 31, 2025
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Corporate commercial paper	$40,438	$16	$(2)	$40,452
Obligations of U.S. government agencies	1,268	2	—	1,270
U.S. Treasury obligations	1,751	—	(1)	1,750
Corporate notes and bonds	77,490	48	(16)	77,522
Total	$120,947	$66	$(19)	$120,994

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	June 30, 2025
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Corporate commercial paper	$16,595	$1	$(8)	$16,588
Obligations of U.S. government agencies	5,447	—	(2)	5,445
U.S. Treasury obligations	1,485	—	(1)	1,484
Corporate notes and bonds	50,231	18	(15)	50,234
Total	$73,758	$19	$(26)	$73,751

Note 4 — Operating Leases

The carrying value of all right-of-use assets and operating lease liabilities is as follows (in thousands):

	December 31,	June 30,
	2025	2025
Right-of-use assets	$1,064	$1,348

Operating lease liabilities:
Current	$666	$632
Long-term	619	983
Total	$1,285	$1,615

For the three and six months ended December 31, 2025 and 2024, operating lease expense is included under the following captions in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Research and development	$120	$119	$240	$238
General and administrative	57	48	104	96
Total	$177	$167	$344	$334

As of December 31, 2025, the weighted average remaining lease term under operating leases was 1.8 years, and the weighted average discount rate used to determine the operating lease liabilities was 7.1%. Future cash payments under all operating lease agreements as of December 31, 2025 are as follows (in thousands):

Fiscal year ending June 30,
Remainder of fiscal year 2026	$389
2027	750
2028	224
Total lease payments	1,363
Less imputed interest	(78)
Present value of operating lease liabilities	$1,285

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

ActiveSite License Agreement

In August 2017, the Company entered into a Development and License Agreement (the “ActiveSite License Agreement”) with ActiveSite Pharmaceuticals, Inc. (“ActiveSite”) pursuant to which the Company acquired the rights to ActiveSite’s Plasma Kallikrein Inhibitor program (“PKI Portfolio”). The Company initially focused on the development of RZ402 as a therapy for diabetic macular edema (“DME”). Following the completion of a Phase 2 clinical study for RZ402, the Company decided to pause the program to focus its resources on ersodetug. The Company is currently exploring the use of the PKI Portfolio to develop therapies for different indications. To date the company has paid a total of $4.0 million in milestone payments to ActiveSite. The most recent milestone payment of $3.0 million was in February 2023 after dosing of the first patient in a Phase 2 clinical trial for RZ402. The next milestone payment of $5.0 million will be due upon dosing of the first patient in a Phase 3 clinical trial. Upon the achievement of certain clinical and regulatory events and various sales-based milestones and alternative indication regulatory approvals under the ActiveSite License Agreement the company will be required to make additional milestone payments to ActiveSite up to $42.5 million. The Company is also required to pay royalties equal to 2.0% of any sales of products that use the PKI Portfolio. There have been no events that would result in any royalty payments owed under the ActiveSite License Agreement to date.

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

Concurrently with the execution of the Loan Agreement, the Company entered into an exit fee agreement (the “Exit Fee Agreement”) that provides for a fee of 4.00% of the funded principal balance for a total of $0.6 million in the event certain transactions (defined as “Exit Events”) occur prior to April 13, 2031. The Exit Fee Agreement was not impacted by the termination of the Loan Agreement discussed above. The Company is accounting for the Exit Fee Agreement as an embedded derivative liability with an estimated fair value of $0.5 million as of December 31, 2025 and June 30, 2025. Exit Events include, but are not limited to, sales of substantially all assets, certain mergers, change of control transactions, and certain issuances of common stock whereby more than 35% of the Company’s shares are issued to parties other than its existing investors in a single transaction or series of related transactions. Fair value of this embedded derivative liability is reassessed at the end of each reporting period with changes in fair value recognized as a non-operating gain or loss.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7 — Shareholders’ Equity

Quarterly Changes in Shareholders' Equity

The following table presents changes in shareholders’ equity for the three months ended December 31, 2025 and 2024 (in thousands, except number of shares):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Three Months Ended December 31, 2025:
Balances, September 30, 2025	91,036,700	$91	$569,034	$49	$(422,006)	$147,168
Issuance of common stock upon exercise of stock options	72,227	1	194	—	—	195
Share-based compensation expense	—	—	3,411	—	—	3,411
Cashless exercise of pre-funded warrants	4,439,071	4	(4)	—	—	—
Other comprehensive loss	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(22,774)	(22,774)
Balances, December 31, 2025	95,547,998	$96	$572,635	$47	$(444,780)	$127,998

Three Months Ended December 31, 2024:
Balances, September 30, 2024	55,394,338	$55	$457,919	$289	$(344,822)	$113,441
Issuance of common stock upon exercise of stock options	225,363	1	657	—	—	658
Share-based compensation expense	—	—	1,445	—	—	1,445
Cashless exercise of pre-funded warrants	4,914,994	5	(5)	—	—	—
Other comprehensive loss	—	—	—	(225)	—	(225)
Net loss	—	—	—	—	(15,730)	(15,730)
Balances, December 31, 2024	60,534,695	$61	$460,016	$64	$(360,552)	$99,589

Pre-Funded Warrants

Between October 2021 and April 2025, the Company issued fully vested pre-funded warrants (“PFWs”) exercisable to purchase an aggregate of 28,237,901 shares of common stock. As of December 31, 2025, all outstanding PFWs meet the requirements to be classified in shareholders’ equity under the caption additional paid-in capital. The PFWs do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of common stock are entitled. The exercise prices of the PFWs are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting holders of common stock. In the event of certain fundamental corporate transactions, the holders of the PFWs are entitled to receive the kind and amount of securities, cash or other property that the holders would have received had they exercised the PFWs immediately prior to such transaction.

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

As of June 30, 2025, the Company had an aggregate of 16,399,438 PFWs that were outstanding. The following table summarizes PFW activity for the six months ended December 31, 2025:

	2021		2022		2024		2025
	PFWs		PFWs		PFWs		PFWs		Total
Outstanding, June 30, 2025	123,000	(1)	5,621,053	(2)	3,750,000	(3)	6,905,385	(4)	16,399,438
Cashless exercise of PFWs:
Shares surrendered for exercise price	—		(377)	(5)	(248)	(5)	(496)	(5)	(1,121)
Shares of common stock issued	—		(2,199,623)	(6)	(1,874,752)	(6)	(4,149,504)	(6)	(8,223,879)
Outstanding, December 31, 2025	123,000		3,421,053		1,875,000		2,755,385		8,174,438
(1)	In connection with an underwritten offering in October 2021, PFWs were issued to purchase 1,661,461 shares of common stock at an issuance price of $6.49 per share (the “2021 PFWs”). The exercise price of the 2021 PFWs is $0.01 per share.
(2)	In connection with a registered direct offering in May 2022, PFWs were issued to purchase 12,921,055 shares of common stock at an issuance price of $3.799 per warrant (the “2022 PFWs”). The exercise price of the 2022 PFWs is $0.001 per share.
(3)	In connection with an underwritten offering in June 2024, PFWs were issued to purchase 3,750,000 shares of common stock at an issuance price of $3.999 a share (the “2024 PFWs”). The exercise price of the 2024 PFWs is $0.001 per share.
(4)	As discussed below under the caption 2025 Underwritten Offering, the Company issued 2025 PFWs for the purchase of 6,905,385 shares of common stock on April 24, 2025. The exercise price of the 2025 PFWs is $0.001 per share.
(5)	The holders of PFWs provided notice of cashless exercise that resulted in cancellation of shares in lieu of paying the exercise price in cash.
(6)	Represents the number of shares issued after giving effect to shares surrendered due to the cashless exercise notification by the holders.

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

2025 Underwritten Offering

On April 23, 2025, the Company entered into an underwriting agreement with Guggenheim Securities, LLC (the “2025 Underwriter”) for the planned issuance and sale of equity securities in an underwritten public offering (the “2025 Underwritten Offering”). The 2025 Underwritten Offering resulted in the issuance of (i) 20,786,923 shares of common stock at a price of $3.25 per share for gross proceeds of approximately $67.6 million, (ii) 4,153,846 shares of common stock pursuant to a 30-day option, which was fully exercised during closing, at a public offering price of $3.25 per share (the “2025 Underwriters’ Option”) for gross proceeds of $13.5 million, and (iii) pre-funded warrants to purchase 6,905,385 shares of common stock at a public offering price of $3.249 per pre-funded warrant (the “2025 PFWs”) for gross proceeds of approximately $22.4 million. Closing occurred on April 24, 2025, whereby the aggregate gross proceeds from the 2025 Underwritten Offering amounted to approximately $103.5 million before deductions for underwriting commissions of 6.0% of the gross proceeds and other offering costs of approximately $0.5 million. After deducting total offering costs of approximately $6.7 million, the net proceeds from the 2025 Underwritten Offering amounted to approximately $96.8 million.

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

Note 8 — Share-Based Compensation and Warrants

Inducement Grants

In connection with the appointment of the Company’s Chief Commercial Officer in August 2025 the Board of Directors approved the grant of stock options exercisable for the purchase of 275,000 shares of the Company’s common stock at an exercise price of $6.55 per share. These stock options qualify as inducement grants pursuant to Nasdaq Listing Rule 5635(c)(4) whereby the underlying shares were not authorized under any of the Company’s stock option plans (“Inducement Awards”). The stock options are exercisable until August 2035 and vest for (i) one-fourth of the option shares on the one-year anniversary of the employee start date, and (ii) one thirty-sixth of the remaining option shares vest on the same day of each month thereafter until the stock options are 100% vested. The fair value of this Inducement Award of $1.3 million was computed using the Black-Scholes-Merton (“BSM”) option-pricing model.

Additionally, in connection with the hiring of four employees during the six months ended December 31, 2025, the Company issued additional Inducement Awards, consisting of stock options exercisable for the purchase of an aggregate of 370,000 shares of the Company’s common stock. These stock options are exercisable for a ten-year term and vest for (i) one-fourth of the option shares on the one-year anniversary of each employee’s start date, and (ii) one thirty-sixth of the remaining option shares vest on the same day of each month thereafter until the stock options are 100% vested.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Equity Incentive Plans

Presented below is a summary of the number of shares authorized, outstanding, and available for future grants under the Company’s equity incentive plans as of December 31, 2025:

	Number of Shares
Description	Authorized	Outstanding		Available
2015 Plan	14,000	14,000		—
2016 Plan	121,200	121,200		—
2019 Plan	200,000	200,000		—
2021 Plan	21,051,536	14,702,929		6,348,607
Inducement Awards	1,500,000	742,500		757,500
Total	22,886,736	15,780,629	(1)	7,106,107
(1)	Consists of approximately 13.2 million shares outstanding under stock option agreements and 2.6 million shares under restricted stock units.

The Company currently has one active stock option plan approved by shareholders which is the 2021 Plan. On November 19, 2025, the Company’s shareholders approved an amendment to the 2021 Plan, increasing the number of shares of common stock to be issued under the 2021 Plan up to approximately 21,950,000 shares of common stock, before accounting for reductions due to exercises. The 2021 Plan terminates on March 31, 2030. Pursuant to the 2021 Plan, no awards may be granted under the three legacy stock option plans shown in the table above, but all outstanding awards previously granted under those plans shall remain outstanding and subject to the terms of the respective plans. Stock options outstanding under the plans presented above expire pursuant to their contractual provisions on various dates through 2035.

In addition, inducement awards are allowed for grants of options pursuant to Nasdaq Listing Rule 5635(c)(4) whereby the underlying shares are not authorized under any of the Company’s stock option plans. Through December 31, 2025, the Board of Directors has authorized a total of 1,500,000 shares for inducement awards. The Board of Directors has discretion to issue 757,500 shares for future inducement awards as of December 31, 2025.

2022 Employee Stock Purchase Plan

On June 16, 2022, the Company’s shareholders approved the adoption of the 2022 Employee Stock Purchase Plan (the “2022 ESPP”). The 2022 ESPP provides an opportunity for employees to purchase the Company’s common stock through accumulated payroll deductions.

The 2022 ESPP has consecutive offering periods that begin approximately every 6 months commencing on the first trading day on or after July 1 and terminating on the last trading day of the offering period ending on December 31 and commencing on the first trading day on or after January 1 and terminating on the last trading day of the offering period ending on June 30. The 2022 ESPP reserves 500,000 shares for purchases. There have been no offering periods under the 2022 ESPP through December 31, 2025.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Options Outstanding

For the six months ended December 31, 2025, the following table summarizes the combined stock option activity under the Company’s equity incentive plans and Inducement Awards:

	Shares		Price (1)	Term (2)
Outstanding, beginning of period	13,027,994		$4.03	7.7
Granted	2,221,000		9.23
Exercised	(328,134)	(3)	2.44
Expired	(4,700)		26.84
Forfeited	(1,753,031)		6.25
Outstanding, end of period	13,163,129	(4)	4.65	7.0
Vested, end of period	8,398,953	(5)	4.34	6.1
(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term for the number of years until the stock options expire.
(3)	The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the six months ended December 31, 2025, was $1.8 million.
(4)	As of December 31, 2025, the intrinsic value of outstanding options was approximately $2.5 million.
(5)	As of December 31, 2025, the intrinsic value of vested stock options was approximately $1.5 million.

For the six months ended December 31, 2025, the aggregate fair value of stock options granted for approximately 2.2 million shares of common stock amounted to $14.8 million or approximately $6.67 per share as of the grant dates. Fair value of stock options was computed using the BSM option-pricing model and will result in the recognition of compensation expense ratably over the expected vesting period of the stock options. Unrecognized share-based compensation expense related to outstanding options is approximately $17.1 million as of December 31, 2025. This amount is expected to be recognized over a weighted average period of 2.1 years.

For the six months ended December 31, 2025, the fair value of stock options was estimated on the respective dates of grant, with the following weighted-average assumptions:

Market price of common stock on grant date	$9.23
Expected volatility	84%
Risk free interest rate	3.8%
Expected term (years)	5.9
Dividend yield	0%

Restricted Stock Units (“RSUs”)

For the six months ended December 31, 2025, the following table sets forth a summary of the combined RSU activity under the Company’s 2021 Plan:

	Shares	Price (1)
Unvested, beginning of period	1,056,500	$4.55
Granted	1,915,000	10.11
Vested	—	—
Forfeited	(354,000)	9.51
Unvested, end of period	2,617,500	7.95
(1)	Represents the weighted average grant price based on the closing market price on the date of each of the RSU grants.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the six months ended December 31, 2025, the aggregate fair value of RSUs granted for approximately 1.9 million shares of common stock amounted to $19.4 million or approximately $10.11 per share as of the grant dates. RSUs vest over a period of one to four years. Fair value is based on the closing market price for shares of the Company’s common stock on the date of grant and will result in the recognition of compensation cost ratably over the vesting period of the RSUs. Unrecognized share-based compensation expense related to RSUs is approximately $18.5 million as of December 31, 2025. This amount is expected to be recognized over a weighted average period of 2.4 years.

Share-Based Compensation Expense

Share-based compensation expense for the three and six months ended December 31, 2025 and 2024 is included under the following captions in the unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Research and development	$1,578	$721	$2,745	$1,433
General and administrative	1,833	724	3,197	1,412
Total	$3,411	$1,445	$5,942	$2,845

The aggregate unrecognized share-based compensation expense related to stock options and RSUs is approximately $35.6 million as of December 31, 2025. This amount is expected to be recognized over a weighted average period of 2.2 years.

Pre-Funded Warrants

PFWs are outstanding for a total of approximately 8.2 million shares as of December 31, 2025. Please refer to Note 7 for additional information about outstanding PFWs.

Legacy Warrants

In connection with an equity financing in October 2020, the Company issued warrants entitling the holders to purchase an aggregate of 820,001 shares of common stock. These warrants are exercisable at $19.50 per share for a period of seven years, may be exercised on a cash or cashless basis at the election of the holders, and the holders are entitled to share in any dividends or distributions payable to holders of common stock on an as-converted basis (the “Participating Warrants”). Additionally, the Company has issued warrants in conjunction with various debt and equity financings and for services. As of December 31, 2025, all of the warrants were vested. The Participating Warrants and other warrants are collectively referred to as the “Legacy Warrants.”

For the six months ended December 31, 2025, no Legacy Warrants were granted or exercised. The following table sets forth a summary of all Legacy Warrants for the six months ended December 31, 2025:

	Shares	Price (1)	Term (2)
Outstanding, beginning of period	850,442	$19.90	2.3
Expirations	(660)	67.55
Outstanding, end of period	849,782	19.86	1.8
(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term for the number of years until the warrants expire.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9 — Commitments and Contingencies

Licensing Commitments

Please refer to Note 5 for further discussion of commitments to make milestone payments and to pay royalties under license agreements with XOMA and ActiveSite.

Amended Employment Agreement

On October 17, 2025, the Company entered into amendments to employment agreements with Nevan Elam, Brian Roberts, Daron Evans, and Sunil Karnawat. The amendments entitle each of the executive officers to a full gross-up payment (the “Gross-Up Payment”) for any excise tax imposed by Section 4999 of the Internal Revenue Code (the “IRC”) and other local, state and federal taxes imposed if an excess parachute payment is paid in connection with a future change of control event, as determined under Section 280G of the IRC. The determination of the amount of any Gross-Up Payment will be made by the Company in its sole discretion. Except for the provisions related to Gross-Up Payments, all other terms of the respective employment agreements were unchanged.

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At each reporting period, the Company evaluates known claims to determine whether a potential loss or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. As of December 31, 2025, there have been several law firms that have initiated investigations into the Company and have filed press releases seeking stockholders to engage them to file litigation against the Company for alleged securities law violations related to the Company’s Phase 3 sunRIZE trial not meeting its primary and key secondary endpoints. As of the issuance date of this Quarterly Report on Form 10-Q there have been no pending or threatened lawsuits against the Company including related to the Company’s Phase 3 sunRIZE trial that could reasonably be expected to have a material effect on the Company’s results of operations. Legal fees are expensed as incurred.

Note 10 — Related Party Transactions

Related Party Licensing Agreement

On September 15, 2020, the Company and Handok entered into an exclusive license agreement (the “Handok License”) for the territory of the Republic of Korea. The Handok License relates to pharmaceutical products in final dosage form containing the pharmaceutical compounds developed or to be developed by the Company, including those related to ersodetug and the PKI Portfolio. The Handok License is in effect for a period of 20 years after the first commercial sale of each product and requires (i) milestone payments to the Company of $0.5 million upon approval of a New Drug Application (“NDA”) for each product in the territory, and (ii) the Company will sell products ordered by Handok at a transfer price equal to 70% of the net selling price of the products. To date, no milestone payments have been earned by the Company.

Note 11 — Income Taxes

Income tax expense during interim periods is based on applying an estimated annualized effective income tax rate applied to the respective quarterly periods, adjusted for discrete tax items in the period in which they occur. The computation of the annualized estimated effective tax rate for each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating results for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred income tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known, or as the tax environment changes.

For the three and six months ended December 31, 2025 and 2024, the Company did not recognize any income tax benefit due to a full valuation allowance on its deferred income tax assets. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three and six months ended December 31, 2025 and 2024.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12 — Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock and PFWs during periods when the PFWs are accounted for as equity instruments. Common shares associated with PFWs that are accounted for as equity instruments are included in the computation of basic and diluted net loss per share because the exercise price is negligible and all of the PFWs are fully vested and exercisable. Accordingly, the weighted average number of shares outstanding for basic and diluted net loss per share for the three and six months ended December 31, 2025 and 2024 consists of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Common Stock	93,356,466	59,035,158	91,491,099	57,101,052
2021 PFWs	123,000	123,000	123,000	123,000
2022 PFWs	3,421,053	6,691,992	3,767,498	7,419,682
Exchange PFWs	—	340,169	—	1,444,501
2024 PFWs	2,475,231	3,750,000	2,837,057	3,750,000
2025 PFWs	4,311,315	—	5,336,202	—
Total	103,687,064	69,940,319	103,554,855	69,838,235

For the three and six months ended December 31, 2025 and 2024, basic and diluted net loss per share are the same since all other common stock equivalents were anti-dilutive. As of December 31, 2025 and 2024, the following potential common stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive:

	2025	2024
Stock options	13,163,129	10,966,757
RSUs	2,617,500	—
Legacy Warrants	849,782	850,562
Total	16,630,411	11,817,319

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy classification as of December 31, 2025 and June 30, 2025 (in thousands):

	Fair Value Measurement of Assets as of December 31, 2025
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$8,126	$8,126	$—	$—
Marketable debt securities:
Corporate commercial paper	40,452	—	40,452	—
U.S. Government agencies	1,270	—	1,270	—
U.S. Government treasuries	1,750	—	1,750	—
Corporate notes and bonds	77,522	—	77,522	—
Total	$129,120	$8,126	$120,994	$—

	Fair Value Measurement of Assets as of June 30, 2025
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$86,059	$86,059	$—	$—
Corporate commercial paper	1,000	—	1,000	—
U.S. Government treasuries	1,996	—	1,996	—
Marketable debt securities:
Corporate commercial paper	16,588	—	16,588	—
U.S. Government agencies	5,445	—	5,445	—
U.S. Government treasuries	1,484	—	1,484	—
Corporate notes and bonds	50,234	—	50,234	—
Total	$162,806	$86,059	$76,747	$—

Marketable debt securities classified as Level 2 within the valuation hierarchy generally consist of corporate bonds, commercial paper, and U.S. government agency securities. The Company determines the fair value of marketable debt securities based upon valuations obtained from third-party pricing sources. Except for the amounts shown in the tables above, the Company did not have any other assets measured at fair value on a recurring basis as of December 31, 2025 and June 30, 2025.

The Company’s embedded derivative liability discussed in Note 6 is classified under Level 3 of the fair value hierarchy and is required to be measured and recorded at fair value on a recurring basis. Fair value is determined based on management’s assessment of the probability and timing of occurrence for the Exit Events discussed in Note 6 using a discount rate equal to the historical effective interest rate under the Loan Agreement.

The following table sets forth changes in the fair value of the Company’s embedded derivative liability for which fair value was determined on a recurring basis for the six months ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Fair value, beginning of period	$468	$468
Changes in fair value	15	9
Fair value, end of period	$483	$477

Except for the embedded derivative liability, the Company did not have any other liabilities measured at fair value on a recurring basis as of December 31, 2025 and June 30, 2025.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Due to the relatively short maturity of the respective instruments, the fair value of cash, accounts payable, and accrued liabilities approximated their carrying values as of December 31, 2025 and June 30, 2025.

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the six months ended December 31, 2025 and 2024, the Company did not have any transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and investments in marketable debt securities. The Company maintains cash in demand deposit accounts at a high-quality financial institution. As of and for the six months ended December 31, 2025 and 2024, cash deposits have exceeded the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation.

As of December 31, 2025, the Company had an aggregate of $70.4 million invested in marketable debt securities of issuers in the banking and financial services industries. While the Company’s investment policy requires investments in highly rated securities, a wide variety of broad economic factors and issuer-specific factors could result in credit agency downgrades below the Company’s minimum credit rating requirements that could result in losses, regardless of whether the Company elects to sell the securities or hold them until maturity. To date, the Company has not experienced any credit losses or impairments of marketable debt securities due to credit rating agency downgrades.

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents consolidated net loss summarized by the significant segment expenses regularly reviewed by the CODM for the three and six months ended December 31, 2025, and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Research and development:
Ersodetug	$5,647	$7,260	$11,257	$14,476
Compensation and benefits	6,991	4,491	12,579	8,788
Other research and development segment expenses (1)	1,710	876	3,661	2,117
Total research and development	14,348	12,627	27,497	25,381
General and administrative:
Compensation and benefits	4,917	2,602	8,267	4,854
Other general and administrative segment expenses (2)	4,956	1,851	8,274	3,786
Total general and administrative	9,873	4,453	16,541	8,640
Operating loss	(24,221)	(17,080)	(44,038)	(34,021)
Total non-operating income, net	1,447	1,350	3,114	2,913
Net loss	$(22,774)	$(15,730)	$(40,924)	$(31,108)
(1)	Other research and development segment expenses primarily include quality regulatory and other pipeline development costs, employee travel and expense, and other facility and information technology costs.
(2)	Other general and administrative segment expenses primarily include consulting expenses related to business development and market planning activities, insurance expense, public company costs, employee travel and expense, and other facility and information technology costs.

Note 15 — Reduction in Workforce

On December 11, 2025, the Company announced that its Phase 3 sunRIZE clinical trial did not meet its primary or key secondary endpoints. Management approved a reduction in workforce of 29 employees on December 15, 2025 to reduce overall operating expenses and preserve capital to support the Company’s Phase 3 clinical trial in tumor HI and plan for future interactions with the FDA to review sunRIZE data. The Company incurred approximately $1.5 million of one-time severance expenses consisting of $0.9 million of research and development expense and $0.6 million in general and administrative expense for the three and six months ended December 31, 2025. All of the $1.5 million of one-time severance benefits is included as an accrued liability in the condensed consolidated balance sheet as of December 31, 2025 and is included in operating expenses in the condensed consolidated statement of operations for the three and six months ended December 31, 2025. The accrued liability of $1.5 million was paid in full to the affected employees in January 2026 and no remaining liability related to the one-time severance benefits remain at the issuance date of the unaudited condensed consolidated financial statements.

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

Our priorities for 2026 are to progress our two Phase 3 programs in congenital and tumor hyperinsulinism (“HI”). Our goals include (i) achieve alignment with the U.S. Food and Drug Administration (“FDA”) on the path forward in congenital HI, (ii) complete enrollment in the registrational tumor HI study and (iii) announce topline data from the registrational tumor HI study.

Ersodetug for congenital HI

sunRIZE Phase 3 Study

On December 11, 2025, we announced that the sunRIZE study did not meet its primary (hypoglycemia events) or key secondary (time in hypoglycemia) endpoints. The study demonstrated reductions from baseline in events and time in hypoglycemia in both treatment groups, but not enough to be statistically significant compared to the pronounced study effect in the placebo arm. We believe the pronounced placebo/study effect confounded the results, particularly for hypoglycemia events by self-monitored glucometer, but that the totality of the data further supports previous clinical evidence that ersodetug is active against hypoglycemia in patients. Specifically, there was evidence of pharmacologic activity, as target therapeutic drug concentrations were achieved in both treatment groups (5 mg/kg and 10 mg/kg) with highly sensitive biomarker responses (increases in circulating insulin) in the active treatment groups that are directly indicative of reduced insulin activity at its receptor, which biologically implies fewer cell-surface glucose transporters, and a resultant increase in blood glucose.

While additional analyses are ongoing, initial observations from sunRIZE inform our belief that the pharmacologic response demonstrates therapeutic activity, which may be obscured by the nature of patient-monitored hypoglycemia endpoint, and hypoglycemia-avoidant confounding behaviors. The magnitude of the placebo response observed for hypoglycemia events was a surprise to us and reveals a significant challenge in studying glucose in an ambulatory setting, where intensive visits and monitoring is inevitable and can independently influence outcomes, particularly when the patient-monitored glucose is simultaneously the safety lifeline for patient and families.

In light of these limitations, assessing the potential benefit in the ongoing open-label extension (“OLE”) portion of the study will be important, including blood glucose levels in the placebo group following roll-over to ersodetug. All 59 participants who completed the study elected to continue to receive ersodetug in the OLE. To date, 57 participants remain in the OLE, with an exposure duration ranging from ~3 months for the most recently entered patients, to ~21 months. We believe that a potential indicator of ersodetug’s underlying efficacy is an observed reduction in overall background standard of care (“SOC”) therapies in the OLE, including several children who have discontinued SOC and tube feeds and are now receiving ersodetug as monotherapy.

We will be meeting with the FDA prior to the end of calendar Q1 2026 under our Breakthrough Therapy Designation to further characterize these and other clinical outcomes to discuss the full sunRIZE dataset and next steps for this indication. FDA may require additional clinical studies in order to advance the program, which would have an impact on our operating plans and cash resources.

The Phase 3 sunRIZE study (RZ358-301) was a multi-center, randomized, double-blind, placebo-controlled, parallel arm study designed to evaluate the efficacy and safety of ersodetug in patients with congenital hyperinsulinism (“HI”), ages 3 months to 45 years old, who were experiencing continued hypoglycemia on currently available SOC. Eligible participants were randomized to one of three treatment arms to receive either ersodetug (5 or 10 mg/kg) or matched placebo-control as add on to existing SOC. The initial 8 infant participants

(ages 3 months – 1 year old) were enrolled open-label but subsequent participants in this age range could be enrolled into the double-blind randomized, controlled trial (“RCT”). Study drug was administered every other week during an initial loading phase, and then every 4 weeks during the 24-Week controlled pivotal treatment period. Following the pivotal treatment phase of the study, participants could roll-over into an optional open-label extension phase to continue to receive ersodetug.

The study enrolled 63 participants (55 RCT) in more than a dozen countries around the world, inclusive of U.S. patients. The primary and key secondary efficacy endpoints in the study were the change from baseline in the average number of hypoglycemia events per week and the average percent time in hypoglycemia, respectively, over 24 weeks of treatment.

Congenital HI is the most common cause of recurrent and persistent hypoglycemia in children. Individuals with congenital HI typically present with signs or symptoms of hypoglycemia shortly after birth. Hypoglycemia can result in significant brain injury and death if not recognized and managed appropriately. Additionally, recurrent, or cumulative, hypoglycemia can lead to progressive and irreversible damage over time, including serious and devastating brain injury, seizures, neuro-developmental problems, feeding difficulties, and significant impact on patient and family quality of life. In cases where individuals have diffuse disease, a near-total pancreatectomy may be undertaken, although ongoing medical treatment of hypoglycemia is generally required for several years after surgery, before eventual insulin-dependent diabetes ensues. There are no FDA approved therapies for all forms of congenital HI, and the current standard of care treatments are suboptimal. The treatments used by physicians today include glucagon, diazoxide, somatostatin analogues and pancreatectomy. We estimate that in the U.S. alone, the initial addressable pediatric market for congenital HI is more than 1,500 individuals. We believe this addressable population will increase with the elimination of near-total pancreatectomy (“NTP”) and use of ersodetug in patients on diazoxide who experience side effects or are partially responsive.

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

Ersodetug for tumor HI

upLIFT Phase 3 Study

In mid-2025 we initiated the Phase 3 registrational study (“upLIFT”) of ersodetug for the treatment of hypoglycemia due to tumor HI. Topline results from the study are anticipated to be available in the second half of calendar 2026, but the specific date of the availability of such results may vary.

At a meeting held with FDA on August 19, 2025, the agency agreed to modifications to the design of the upLIFT study including removing the need to conduct a randomized, double-blind, placebo-controlled trial with hypoglycemia events as the endpoint. The truncated upLIFT study is a Phase 3 registrational, single-arm, open-label, pivotal trial in as few as 16 participants with insulinoma or paraneoplastic non-islet cell tumors, who are requiring continuous parenteral dextrose because of refractory hypoglycemia. Eligible participants requiring continuous parenteral dextrose will receive ersodetug 9 mg/kg per week for 8 weeks, as an add-on to standard of care. Following this 8-week pivotal treatment period, all participants may receive ersodetug in long-term extension, with the discretion to decrease the dosing frequency to every 2 to 4 weeks. The primary endpoint is the number of participants able to achieve at least a 50 percent reduction from baseline in the rate of continuous parenteral dextrose (glucose infusion rate; “GIR”), where 60% of participants would need to reach the endpoint to be considered statistically significant. Additional endpoints include the time to discontinuation of glucose infusion, time to discharge from the hospital, extent of hypoglycemia events and hypoglycemia time in the outpatient setting by SMBG and CMG, respectively, and patient reported quality of life.

Based on historical precedent, supportive data from the sunRIZE study (i.e., safety and drug activity), the recent liberalization of the tumor HI study and differentiation between study endpoints, and the experience that we have reported in the historical Expanded Access Program, we remain cautiously optimistic regarding the probability of success in this indication; however, there can be no assurance that FDA will not consider the sunRIZE study’s failure to meet its endpoints in assessing the approvability of tumor HI. We will continue to engage with FDA on this topic.

Expanded Access Program (“EAP”)

We maintain an EAP for a variety of HI indications for the purpose of making ersodetug available on a compassionate use basis when available therapeutic options have failed, and an individual’s hypoglycemia is unmanageable. In clinical and real-world experience, ersodetug has been shown to counteract excessive insulin action downstream, at the insulin-receptor on target organs. The unique mechanism of action of ersodetug makes the therapy a potential universal treatment for any form of HI. To date, we have received over 30 unsolicited inbound physician inquiries regarding the use of ersodetug in patients with tumor HI caused by metastatic insulinomas or non-islet cell tumors, which has thus far resulted in the request, approval, and initiation of ersodetug in 15 ICT and NICT patients. In the U.S., these requests have all been individually approved by the FDA's Office of Cardiology, Hematology, Endocrinology and Nephrology - Division of Diabetes, Lipid Disorders, and Obesity (“Division”). The tumor HI patients that have received ersodetug have been refractory to SOC therapies for chronic management of hypoglycemia. These patients have generally required continuous intravenous dextrose or nutritional infusion in order to prevent severe hypoglycemia and were typically hospitalized and in life-threatening or hospice-bound condition at the time of request. Further treatment with tumor-directed therapies (e.g., embolization, radiotherapy, chemotherapy) was often deferred as a result of debilitating hypoglycemia.

Generally, dosing for tumor HI patients has been either 6 mg/kg or 9 mg/kg every 1-4 weeks. Nearly universally, ersodetug has led to substantial reductions in GIR (equating to an improvement in hypoglycemia) and has been well tolerated. Within a relatively short period of time after administration of ersodetug, GIR was discontinued or substantially reduced, and hospitalized patients were able to be discharged and receive maintenance ersodetug doses on an outpatient basis, with durable benefit. In several cases, other background medical therapies to prevent hypoglycemia were able to be weaned or stopped, and patients were able to resume tumor-directed therapies for treatment of their underlying cancer. No participants have discontinued the therapy due to lack of response or safety, and the duration of treatment has ranged from several months to almost 2 years in some instances, in this subset of tumor HI patients with significantly advanced and metastatic tumor burden.

Presented in a table filed on January 7, 2026, on Form 8-K with the U.S. Securities and Exchange Commission are cumulative data from the initial 9 participants in the EAP, including patient characteristics, ersodetug dosing, and observed outcomes. This same data cohort was provided to FDA last year in support of our request for Breakthrough Therapy Designation and subsequently informed the discussion with FDA that led to revision of the Phase 3 upLIFT study in tumor HI to a single arm, open-label study. In summary, 75% of the patients receiving IV dextrose/total parenteral nutrition (“TPN”) in the EAP achieved a complete discontinuation of IV dextrose/TPN.

Patient 1	Patient 2	Patient 3	Patient 4	Patient 5	Patient 6	Patient 7	Patient 8#	Patient 9
Gender (M/F) / Age (Years)	M / 55	F / 50	F / 50	F / 43	M / 74	M / 62	M / 74	M / 53	M / 24
Diagnosis	Metastatic Insulinoma	Metastatic Insulinoma	Neuroendocrine Carcinoma of the Cervix	Metastatic Insulinoma	Metastatic Insulinoma	Metastatic Insulinoma	Metastatic Insulinoma	Metastatic Proinsulinoma	Metastatic Insulinoma
# of Anti-hypoglycemic therapies at enrollment	4	3	3	4	4	3	5	2	4
Glucose Infusion Rate (GIR, mg/kg/min) at ersodetug initiation	6.0	7.0 (home TPN)	5.1	6.2	4.9	n/a (ambulatory)	5.6	Unknown amount	3.1
Ersodetug Dose Regimen (dose/frequency)	6-9 mg/kg every 1-4 weeks	6-9 mg/kg every 1-2 weeks	9 mg/kg, every 1-2 weeks	9-12 mg/kg every 1-2 weeks	9 mg/kg every 1-3 weeks	9 mg/kg every 1-2 weeks	6-9 mg/kg every 1-2 weeks	9 mg/kg every 1-2 weeks	9 mg/kg every 1-3 weeks
Percent Reduction in GIR by 8 weeks of Ersodetug treatment (duration of Phase 3 upLIFT study)	>50%, then 100% by 9 weeks	<50%	100%	100%	100%	n/a	100%	Unknown amount	100%
Time to IV Glucose discontinuation (days)	74	139 (achieved 50% reduction)	4	5	2	n/a	3	n/a	42
Length of Hospitalization prior to ersodetug (days)	28	n/a (ambulatory)	15	49	34	n/a (ambulatory)	4	Unknown duration	16
# of Hospitalized Days in the 30-day period following ersodetug initiation	*30*	*0*	*7*	*8*	*8*	*0*	*16*	*30*	*1*
Baseline ECOG *	3	2	3	3	3	1	1	3	1
ECOG, Month 3 on ersodetug	0	2	0	0	0	0	1	5	0
Total Duration of ersodetug therapy (months)	13	5	5	14	22 (ongoing)	18 (ongoing)	6	1.5	10
Overall Survival (months)	14	5	5	14	22 (living)	18 (living)	6	1.5	10

Patient was critically ill when treatment commenced and died of sepsis prior to determination of whether there was a therapeutic effect

*Eastern Cooperative Oncology Group (ECOG) Performance Status is a standardized measure of functional status ranging from 0 (fully active) to 5 (death), with increasing scores indicating greater disability and reduced ability to perform daily activities

This outcome is highly relevant to the ongoing upLIFT study and provides additional evidence of the activity and potential efficacy of ersodetug across various forms of HI. Notably, the GIR assessment in the EAP is the primary endpoint in upLIFT, which measures the number of participants (out of ~16) who achieve at least a 50% reduction in GIR, an objective endpoint in a highly controlled hospital setting. For statistical significance, 60% of open-label participants need to achieve this threshold. Topline results are anticipated in the second half of 2026.

Six patients with congenital HI are currently receiving ersodetug as part of our EAP, which has served to support patients on a compassionate use basis prior to availability of the Phase 3 sunRIZE clinical trial. These participants were refractory to usual therapies and include one infant where off-label or surgical (pancreatectomy) therapies were being considered. The duration of treatment in these participants ranges from more than a year to more than 3 years, with ongoing benefit.

Tumor HI may be caused by two distinct types of solid tumors: neuroendocrine islet cell tumors (“ICTs”) and non-islet cell tumors (“NICTs”), both of which lead to hypoglycemia due to excessive activation of the insulin receptor. Insulinomas are the most common type of functional ICT and mediate hypoglycemia through excessive insulin production. NICTs are generally associated with relatively large, solid tumors such as hepatocellular carcinoma, fibrosarcoma and mesothelioma, and can cause hypoglycemia by producing and secreting insulin-like paraneoplastic substances such as IGF-2 or related variants that bind to and activate the insulin receptor. This form of hypoglycemia can occur in more than 15 different types of tumors.

Current therapies for insulinomas and NICTs can be grouped into two main categories: (a) tumor-directed de-bulking therapies (e.g., surgery, chemotherapy, radiotherapy), which may indirectly and/or eventually lead to decreased levels of circulating insulin and/or insulin-like substances, and therefore control HI and related hypoglycemia; and/or (b) medical therapies such as Diazoxide and glucocorticoids that are used to attempt to treat the hypoglycemia. Tumor-directed therapies do not directly treat hypoglycemia caused by insulinomas or NICTs. In many cases, tumor-directed therapies are administered concurrently with medical therapies for hypoglycemia and in other cases successful treatment of hypoglycemia often enables the initiation and/or continuation of tumor-directed therapies, as indicated. During the period from diagnosis to surgical treatment, or if surgery is contraindicated or refused, medical treatments are often necessary to directly manage the HI and hypoglycemia induced by the tumor. Additionally, chronic medical management of refractory hypoglycemia is often necessary for patients who cannot be cured by surgery, such as those with extensive disease of the pancreas, multi-focal insulinomas, inoperable or unresectable benign or malignant insulinomas, metastatic insulinomas, non-pancreatic insulinomas, or NICT hypoglycemia resulting from a variety of other tumors.

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

While we believe the total addressable market may be larger, the immediately addressable incidence market for the combined indications causing tumor HI is estimated to be approximately 3,000 patients in the U.S. alone per year. We believe 60% of these patients are managed at the National Cancer Institutes, which will be our primary focus at launch.

Recent Developments

Reduction in Workforce

Concurrent with the announcement on December 11, 2025 that our Phase 3 sunRIZE clinical trial did not meet its primary endpoint, management approved a reduction in workforce to conserve cash by reducing overall operating expenses based on our changing needs. We reduced our workforce by 29 employees on December 15, 2025. We incurred approximately $1.5 million of one-time severance expenses consisting of $0.9 million of research and development expense and $0.6 million in general and administrative expense in the three and six months ended December 31, 2025. All of the $1.5 million of one-time severance benefits is included as an accrued liability on the condensed consolidated balance sheet as of December 31, 2025 and included in operating expenses on the condensed consolidated statement of operations for the three and six months ended December 31, 2025. The accrued liability of $1.5 million was paid in full to the affected employees in January 2026 and no remaining liability related to the one-time severance benefits remain at the issuance date of the unaudited condensed consolidated financial statements.

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

Research and Development

R&D costs are expensed as incurred. Intangible assets related to in-licensing costs under license agreements with third parties are charged to expense unless we are able to determine that the licensing rights have an alternative future use.

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

Results of Operations

Revenue. As a late-stage rare disease company, we did not generate any revenue for the three and six months ended December 31, 2025 and 2024. We are at a late stage of clinical development and do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. We do not expect to be able to generate revenue from any of our product candidates until we obtain regulatory approval and commercialize our approved product candidates.

Three months ended December 31, 2025 and 2024

Research and development expenses. R&D expenses for the three months ended December 31, 2025 and 2024 were as follows (in thousands, except percentages):

	December 31,		Increase
	2025	2024	Amount	Percent
Total R&D expenses	$14,348	$12,627	$1,721	14%

The increase in total R&D expenses of $1.7 million for the three months ended December 31, 2025 was attributable to increases of $1.6 million in R&D compensation and benefits, one-time severance benefits of $0.9 million, and an increase of $0.8 million in other R&D costs related to quality and patient affairs costs related to the phase 3 clinical studies. These increases amount to $3.3 million and were partially offset by a decrease of $1.6 million related to ersodetug program costs.

The $1.6 million increase in R&D compensation and benefit related costs was attributable to an increase of $0.9 million in share-based compensation, and an increase of $0.7 million in cash-based compensation and benefits. The increase of $0.7 million in cash-based compensation was due to an increase in the average number of R&D employees from 46 for the three months ended December 31, 2024 to 51 employees for the three months ended December 31, 2025. The $0.9 million of one-time severance benefits related to employees who were terminated on December 15, 2025 in connection with a management implemented workforce reduction.

The $1.6 million decrease in ersodetug R&D costs was driven by a decrease of $2.9 million due to lower spending on drug substance and drug product manufacturing, including decreases in activity surrounding process performance qualification batch productions. This $2.9 million decrease was partially offset by (i) an increase of $1.0 million in clinical trial costs for our congenital HI phase 3 clinical study, which had 57 participants continuing on the open-label extension as of December 31, 2025, and (ii) an increase of $0.3 million in clinical costs due to startup activities in 2025, such as site activations, for the Phase 3 upLIFT study. For the three months ended December 31, 2024, there were de minimis clinical costs incurred for tumor HI related program spend as the Phase 3 upLIFT study had yet to be initiated and clinical costs for the Phase 3 sunRIZE study were lower as we did not complete enrollment of patients until May 2025.

General and administrative expenses. G&A expenses for the three months ended December 31, 2025 and 2024 were as follows (in thousands, except percentages):

	December 31,		Increase
	2025	2024	Amount	Percent
Total G&A expenses	$9,873	$4,453	$5,420	122%

The increase in total G&A expenses of $5.4 million for the three months ended December 31, 2025 was attributable to an increase of $3.1 million in other G&A costs related to business development and market research and planning activities in preparation for future ersodetug commercial activities, an increase of $1.7 million in G&A compensation and benefits, and one-time severance benefits of $0.6 million.

The $1.7 million increase in G&A compensation and benefit related costs was attributable to an increase of $1.1 million in share-based compensation and an increase of $0.6 million in cash-based compensation and benefits. The increase of $0.6 million in cash-based compensation was due to an increase in the average number of G&A employees from 18 for the three months ended December 31, 2024 to 24 employees for the three months ended December 31, 2025. The $0.6 million of one-time severance benefits related to employees who were terminated on December 15, 2025 in connection with a management implemented workforce reduction.

Interest and other income. Interest and other income amounted to $1.4 million for the three months ended December 31, 2025, compared to $1.3 million for the three months ended December 31, 2024. This increase of $0.1 million was primarily due to the higher average balance of investments in marketable debt securities throughout the three months ended December 31, 2025 compared to the three months ended December 31, 2024. The impact of higher investments in marketable debt securities was partially offset by lower yields in 2025 as the weighted average yield on interest-earning assets held by us decreased from 4.82% on December 31, 2024 to 4.06% on December 31, 2025.

Income taxes. For the three months ended December 31, 2025 and 2024, we did not recognize any income tax benefit due to our net losses, and our determination that a valuation allowance was required for all of our deferred income tax assets.

Six months ended December 31, 2025 and 2024

Research and development expenses. R&D expenses for the six months ended December 31, 2025 and 2024 were as follows (in thousands, except percentages):

	December 31,		Increase
	2025	2024	Amount	Percent
Total R&D expenses	$27,497	$25,381	$2,116	8%

The increase in total R&D expenses of $2.1 million for the six months ended December 31, 2025 was attributable to increases of $2.9 million in R&D compensation and benefits, an increase of $1.5 million in other R&D costs related to quality and patient affairs costs related to the phase 3 clinical studies, and $0.9 million for one-time severance benefits. These increases amount to $5.3 million and were partially offset by a decrease of $3.2 million related to ersodetug program costs.

The $2.9 million increase in R&D compensation and benefit related costs was attributable to an increase of $1.6 million in cash-based compensation and benefits and an increase of $1.3 million in share-based compensation. The increase of $1.6 million in cash-based compensation was due to an increase in the average number of R&D employees from 44 for the six months ended December 31, 2024 to 52 employees for the six months ended December 31, 2025. The $0.9 million of one-time severance benefits related to employees who were terminated on December 15, 2025 in connection with a management implemented workforce reduction.

The $3.2 million decrease in ersodetug R&D costs was driven by a decrease of $6.0 million due to lower spending on drug substance and drug product manufacturing, including decreases in activity for process performance qualification batch productions. This $6.0 million decrease was partially offset by (i) an increase of $1.5 million in clinical trial costs for our congenital HI phase 3 clinical study, which had 57 participants continuing on the open-label extension as of December 31, 2025, and (ii) an increase of $1.3 million in clinical costs due to startup activities in 2025, such as site activations, related to the Phase 3 upLIFT study. For the six months ended December 31, 2024, there were de minimis clinical costs incurred for the Phase 3 upLIFT study had yet to be initiated and clinical costs for sunRIZE study were lower as we did not complete enrollment of patients until May 2025.

General and administrative expenses. G&A expenses for the six months ended December 31, 2025 and 2024 were as follows (in thousands, except percentages):

	December 31,		Increase
	2025	2024	Amount	Percent
Total G&A expenses	$16,541	$8,640	$7,901	91%

The increase in total G&A expenses of $7.9 million for the six months ended December 31, 2025 was attributable to an increase of $4.5 million in other G&A costs related to business development and market research and planning activities in preparation for future ersodetug commercial activities, an increase of $2.8 million in G&A compensation and benefits, and one-time severance benefits of $0.6 million.

The $2.8 million increase in G&A compensation and benefit related costs was attributable to an increase of $1.8 million in share-based compensation and an increase of $1.0 million in cash-based compensation and benefits. The increase of $1.0 million in cash-based compensation was due to an increase in the average number of G&A employees from 18 for the six months ended December 31, 2024 to 23 employees for the six months ended December 31, 2025. The $0.6 million of one-time severance benefits related to employees who were terminated on December 15, 2025 in connection with a management implemented workforce reduction.

Interest and other income. Interest and other income amounted to $3.1 million for the six months ended December 31, 2025, compared to $2.9 million for the six months ended December 31, 2024. This increase of $0.2 million was primarily due to the higher average balance of investments in marketable debt securities throughout the six months ended December 31, 2025 compared to the six months ended December 31, 2024. The impact of higher investments in marketable debt securities was partially offset by lower yields in 2025 as the weighted average yield on interest-earning assets held by us decreased from 4.82% on December 31, 2024 to 4.06% on December 31, 2025.

Income taxes. For the six months ended December 31, 2025 and 2024, we did not recognize any income tax benefit due to our net losses, and our determination that a valuation allowance was required for all of our deferred income tax assets.

Liquidity and Capital Resources

Short-term Liquidity Requirements

As of December 31, 2025, we had cash and cash equivalents of $11.9 million and short-term marketable debt securities of $121.0 million for total capital resources of $132.9 million. Working capital amounted to approximately $125.6 million as of December 31, 2025. We have incurred cumulative net losses of $444.8 million since our inception and as a clinical stage company we have not generated any meaningful revenue to date.

Accordingly, our primary source of liquidity has historically been from the completion of private placements and public offerings of our equity securities. The completion of equity financings between June 2024 and June 2025 is the primary source of our cash, cash equivalents and short-term investments in marketable debt securities totaling $132.9 million as of December 31, 2025.

Expected cash payments related to existing contractual obligations for the 12-months ending December 31, 2026 include approximately (i) $0.8 million under all of our operating lease agreements, and (ii) $1.5 million in one-time severance benefits due to employees impacted by the December 2025 reduction in our workforce. The $1.5 million of one-time severance benefits was paid in full in January 2026.

Based on our cash, cash equivalents and investments in marketable debt securities totaling $132.9 million as of December 31, 2025, we believe we have adequate capital resources to meet our contractual obligations and carry out ongoing clinical trials and other planned activities for at least 12 months from the issuance date of the unaudited condensed consolidated financial statements as of December 31, 2025.

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

In addition to the clinical and regulatory milestone payments discussed above, upon the future commercialization of ersodetug and compounds from our PKI Portfolio (as defined below) we will be obligated to pay additional milestone payments and alternative indication regulatory approval payments to XOMA and ActiveSite for an aggregate up to $202.5 million and royalties based on the net sales of the related products. These future milestones include $185.0 million in potential payments to XOMA and $17.5 million to ActiveSite for various sales-based milestones and alternative indication regulatory approvals. No assurance can be provided that commercialization will ever be achieved for ersodetug or compounds from our PKI Portfolio, in which case none of these future payments may ever be required.

In addition to our licensing obligations, we also have approximately $0.8 million of long-term contractual obligations under existing operating lease agreements that expire by October 2027.

Based on our current forecast, we expect that our existing capital resources will be sufficient to fund our short-term liquidity requirements. However, we will need to obtain additional equity or debt financing in order to fund all of our long-term liquidity requirements.

Presented below is further discussion about the ongoing requirements pursuant to our license agreements with XOMA and ActiveSite, along with additional information about our ongoing financing activities that impacted our liquidity and capital resources through December 31, 2025.

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

To date we have paid a total of $12.0 million in milestone payments to XOMA. The most recent milestone payment of $5.0 became due in May 2025 upon dosing of the last patient in our Phase 3 clinical trial for ersodetug and was paid in June 2025. The next milestone payment of $25.0 million will be due upon regulatory approval for ersodetug by any regulatory authority. We record a liability for milestone payments in our financial statements on the date that we achieve the milestone event. Additionally, upon the future commercialization of ersodetug, we will be required to pay royalties to XOMA based on the net sales of the related products, and milestone payments up to an additional $185.0 million if future annual sales related to ersodetug exceed targets ranging from $100.0 million to $1.0 billion. Through December 31, 2025, no events have occurred that would result in the requirement to make additional milestone payments, and no royalties have been incurred to date.

ActiveSite License Agreement

In August 2017, we entered into a Development and License Agreement (the “ActiveSite License Agreement”) with ActiveSite Pharmaceuticals, Inc. (“ActiveSite”) pursuant to which we acquired the rights to ActiveSite’s Plasma Kallikrein Inhibitor program (“PKI Portfolio”). We initially focused on the development of RZ402 as a therapy for diabetic macular edema (“DME”). Following the completion of a Phase 2 clinical study for RZ402, we decided to pause the program to focus its resources on ersodetug. We are currently exploring the use of the PKI Portfolio to develop therapies for different indications. To date we have paid a total of $4.0 million in milestone payments to ActiveSite. The most recent milestone payment of $3.0 million was in February 2023 after dosing of the first patient in a Phase 2 clinical trial for RZ402. The next milestone payment of $5.0 million will be due upon dosing of the first patient in a Phase 3 clinical trial. Remaining milestone payments under the ActiveSite License Agreement for various clinical and regulatory milestones amount to $25.0 million and milestones after commercial success or alternative indication approvals amount to $17.5 million. We will also be required to pay royalties equal to 2.0% of any sales of products that use the PKI Program. Through December 31, 2025, no events have occurred that would result in the requirement to make additional milestone payments, and no royalties have been incurred to date.

Cash Flows Summary

Presented below is a summary of our operating, investing, and financing cash flows for the six months ended December 31, 2025 and 2024 (in thousands):

	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(37,754)	$(29,680)	$(8,074)
Investing activities	(45,676)	(37,941)	(7,735)
Financing activities	1,267	6,157	(4,890)

Cash Used in Operating Activities

For the six months ended December 31, 2025 and 2024, cash used in operating activities amounted to $37.8 million and $29.7 million, respectively. The key components in the calculation of our cash used in operating activities are as follows (in thousands):

	2025	2024	Change
Net loss	$(40,924)	$(31,108)	$(9,816)
Non-cash expenses	6,255	3,131	3,124
Accretion of discounts and amortization of premiums on marketable debt securities, net	(1,512)	(1,557)	45
Changes in operating assets and liabilities, net	(1,573)	(146)	(1,427)
Total	$(37,754)	$(29,680)	$(8,074)

For the six months ended December 31, 2025, our net loss was $40.9 million compared to $31.1 million for the six months ended December 31, 2024. For further discussion about changes in our operating results for the six months ended December 31, 2025 and 2024, please refer to Results of Operations above.

For the six months ended December 31, 2025 and 2024, our non-cash expenses of $6.3 million and $3.1 million, respectively, were primarily attributable to share-based compensation expense and non-cash lease expense. For the six months ended December 31, 2025 and 2024, the net impact of accretion of discounts and amortization of premiums on marketable debt securities reduced operating cash flows by $1.5 million and $1.6 million, respectively. For the six months ended December 31, 2025, net changes in operating assets and liabilities decreased operating cash flow by $1.6 million, primarily driven by cash outflows that resulted in a net decrease in accounts payable and other accrued liabilities of $2.7 million. This amount was partially offset by a net decrease of $1.1 million in prepaid expenses and other assets. For the six months ended December 31, 2024, net changes in operating assets and liabilities decreased operating cash flow by $0.1 million, primarily driven by cash outflows that resulted in a net increase in prepaid expense and other assets of $1.4 million. This amount was partially offset by a net increase of $1.3 million in accounts payable and other accrued liabilities.

Cash Used in Investing Activities

For the six months ended December 31, 2025, our net cash used in investing activities amounted to $45.7 million. For the six months ended December 31, 2025, we received proceeds of $70.1 million upon the maturity of certain marketable debt securities. These cash proceeds from maturities, along with certain proceeds from the 2025 Underwritten Offering in April 2025 and the 2025 Private Placement in June 2025, were used to purchase a total of $115.7 million of marketable debt securities.

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

Cash Provided by Financing Activities

For the six months ended December 31, 2025, our net cash provided by financing activities of $1.3 million was attributable to cash receipts from the exercise of stock options.

For the six months ended December 31, 2024, our net cash provided by financing activities was $6.2 million. Cash inflows amounted to $6.8 million, consisting of proceeds of $6.0 million from the 2024 Private Placement and $0.8 million from the exercise of employee stock options. These amounts were partially offset by cash outflows related to the payment of offering costs of $0.6 million incurred in connection with the 2024 Underwritten Offering.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Principal Executive and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on that assessment under those criteria, our management has determined that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Controls over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Risk Factor disclosures are set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the Securities and Exchange Commission on September 17, 2025. The risk factors included in our 2025 Form 10-K have not materially changed, except as reflected in the following new risk factors:

Risks Related to our Clinical Trials

The development of ersodetug could be halted or significantly delayed for various reasons

Ersodetug is vulnerable to the risks of failure inherent in the drug development process. Our sunRIZE trial failed to meet its primary and secondary endpoints, and we may not be able to obtain regulatory approval for commercialization. We will be meeting with the FDA prior to the end of calendar Q1 2026 to discuss the study results and discuss a potential path forward. There can no guarantee of the outcome of our meeting with the FDA and the path forward, if any, which may require us to expend additional capital or to conduct additional studies and clinical trials which we may be unable to do.

If our clinical trials fail to replicate positive results from earlier preclinical studies or clinical trials conducted by us or third parties, we may be unable to successfully develop, obtain regulatory approval for or commercialize our product candidates.

Our preclinical studies or early clinical trials of our product candidates, whether conducted by us or third parties, may not necessarily be predictive of the results of later clinical trials that we conduct. For example, despite promising results in our early clinical trials of ersodetug, our sunRIZE trial failed to meet its primary and secondary endpoints. Similarly, even if we are able to complete our planned upLIFT trial, positive results from earlier clinical trial may not be replicated in our subsequent preclinical studies or clinical trials or in real-world results.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face further setbacks for any future product candidates. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA, or comparable non-U.S. regulatory authority approval. Furthermore, the approval policies or regulations of the FDA or comparable non-U.S. regulatory authorities may significantly change in a manner that may render our clinical data insufficient for approval, which may lead to the FDA or comparable non-U.S. regulatory authorities delaying, limiting or denying approval of our product candidates.

Interim, “topline” and preliminary data from clinical trials may change as more data become available, are not necessarily predictive of the final results of the completed study or the results of other ongoing or future studies and are subject to audit and verification procedures that could result in material changes.

From time to time, we may announce, publish or report preliminary, topline or interim data from our clinical trials. Such data are subject to the risk that one or more of the clinical outcomes may materially change as patients continue progressing through the study (for example, in oncology studies, a patient may progress from a complete or partial response to progressive disease), as patient enrollment continues and/or as more patient data become available, and such data may not be indicative of final data from such trials, data from future trials or real-world results. In addition, such data may remain subject to audit confirmation and verification procedures that may result in the final data being materially different from the preliminary, topline or interim data disclosed. As a result, all preliminary, topline and interim data should be viewed with caution until the final data are available. Material adverse differences between preliminary, topline or interim data and final data could significantly harm our business, financial condition, cash flows and results of operations.

We may become the subject of litigation.

Following the release of the results of our sunRIZE trial our stock price suffered a decline. As a result, plaintiffs law firms have announced investigations into potential securities laws violations based on allegations related to the results of the sunRIZE trial. While we believe these allegations are without merit, and no litigation has been commenced to date regarding such allegations, we still face the potential for litigation to be initiated against us. While we would vigorously defend against any such litigation, regardless of outcome, litigation can be costly and time-consuming, divert the attention of our management team, adversely impact our reputation and brand, and if a plaintiff claim were successful, could result in significant liability, all of which could harm our business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are incorporated by reference or filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Exhibits
4.1	2021 Incentive Compensation Plan Amendment (incorporated by reference to Appendix A of the Company’s Schedule 14A definitive proxy statement filed on October 7, 2025)
31.1*	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification of Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS*	Inline XBRL Instance Document
101.SC*	Inline XBRL Taxonomy Extension Schema
101.CA*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LA*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101)

* Filed herewith.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REZOLUTE, INC.

Date: February 12, 2026	By:	/s/ Nevan Charles Elam
Nevan Charles Elam
Chief Executive Officer
(Principal Executive Officer)

Date: February 12, 2026	By:	/s/ Daron Evans
Daron Evans
Chief Financial and Business Officer
(Principal Financial Officer)