Form 10-Q
period 2026-03-31
Rezolute, Inc.
filed 2026-05-12
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The registrant had 96,292,331 shares of its $0.001 par value common stock outstanding as of May 8, 2026.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026 (this “Report”) contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “may”, “should”, “plan”, “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

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

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known and unknown risks, uncertainties and other factors including, but not limited to, the risks described in Part II, Item 1A. Risk Factors, of this Report as well as “Risk Factors” described in (i) Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the “2025 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on September 17, 2025 and (ii) in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2025 filed with the SEC on February 12, 2026.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In Thousands, Except Number of Shares and Par Value)

	March 31,	June 30,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$11,236	$94,107
Investments in marketable debt securities	109,032	73,751
Prepaid expenses and other	1,781	3,287
Total current assets	122,049	171,145

Long-term assets:
Deposits and other	2,443	2,925
Right-of-use assets	918	1,348
Property and equipment, net	49	72
Total assets	$125,459	$175,490

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,195	$5,809
Accrued liabilities:
Accrued clinical and other	2,802	3,202
Compensation and benefits	1,034	2,269
Current portion of operating lease liabilities	673	632
Total current liabilities	7,704	11,912

Long-term liabilities:
Embedded derivative liability	483	468
Operating lease liabilities, net of current portion	438	983
Total liabilities	8,625	13,363

Commitments and contingencies (Notes 5, 9 and 10)

Shareholders' equity:
Preferred stock, $0.001 par value; 400,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value; 165,000,000 shares authorized; issued and outstanding 96,292,331 and 86,995,985 shares as of March 31, 2026 and June 30, 2025, respectively	96	87
Additional paid-in capital	577,804	565,903
Accumulated other comprehensive loss	(115)	(7)
Accumulated deficit	(460,951)	(403,856)
Total shareholders’ equity	116,834	162,127
Total liabilities and shareholders’ equity	$125,459	$175,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Operating expenses:
Research and development	$11,412	$15,283	$38,909	$40,664
General and administrative	5,954	4,740	22,495	13,380
Total operating expenses	17,366	20,023	61,404	54,044
Operating loss	(17,366)	(20,023)	(61,404)	(54,044)
Non-operating income (expense):
Interest and other income, net	1,195	1,115	4,324	4,037
Loss from change in fair value of embedded derivative liability	—	(6)	(15)	(15)
Total non-operating income, net	1,195	1,109	4,309	4,022

Net loss	(16,171)	(18,914)	(57,095)	(50,022)

Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	(162)	(21)	(108)	122

Comprehensive loss	$(16,333)	$(18,935)	$(57,203)	$(49,900)

Net loss per common share:
Basic and diluted	$(0.16)	$(0.27)	$(0.55)	$(0.72)

Weighted average number of common shares outstanding:
Basic and diluted	104,040,292	70,031,041	103,714,305	69,901,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

Nine Months Ended March 31, 2026 and 2025

(In Thousands, Except Number of Shares)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Nine Months Ended March 31, 2026:
Balances, June 30, 2025	86,995,985	$87	$565,903	$(7)	$(403,856)	$162,127
Issuance of common stock upon exercise of stock options	734,964	1	1,547	—	—	1,548
Issuance of common stock upon vesting of restricted stock units	337,503	—	—	—	—	—
Share-based compensation	—	—	10,362	—	—	10,362
Cashless exercise of pre-funded warrants	8,223,879	8	(8)	—	—	—
Other comprehensive loss	—	—	—	(108)	—	(108)
Net loss	—	—	—	—	(57,095)	(57,095)
Balances, March 31, 2026	96,292,331	$96	$577,804	$(115)	$(460,951)	$116,834

Nine Months Ended March 31, 2025:
Balances, June 30, 2024	53,245,824	$53	$450,473	$(79)	$(329,444)	$121,003
Gross proceeds from issuance of common stock for cash in 2024 Private Placement	1,500,000	1	5,999	—	—	6,000
Commissions and other offering costs	—	—	(45)	—	—	(45)
Issuance of common stock upon exercise of stock options	271,823	1	760	—	—	761
Share-based compensation	—	—	4,750	—	—	4,750
Cashless exercise of pre-funded warrants	5,525,267	6	(6)	—	—	—
Other comprehensive income	—	—	—	122	—	122
Net loss	—	—	—	—	(50,022)	(50,022)
Balances, March 31, 2025	60,542,914	$61	$461,931	$43	$(379,466)	$82,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended
	March 31,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(57,095)	$(50,022)
Share-based compensation expense	10,362	4,750
Loss from change in fair value of embedded derivative liability	15	15
Non-cash lease expense	429	395
Accretion of discounts and amortization of premiums on marketable debt securities, net	(1,993)	(2,059)
Depreciation expense	23	23
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses, deposits, and other assets	1,488	(1,152)
(Decrease) increase in accounts payable	(2,578)	2,151
Decrease in accrued liabilities	(2,140)	(1,181)
Net cash used in operating activities	(51,489)	(47,080)

Cash Flows From Investing Activities:
Purchase of marketable debt securities	(152,749)	(100,686)
Proceeds from maturities of marketable debt securities	119,353	85,799
Net cash used in investing activities	(33,396)	(14,887)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	2,049	761
Gross proceeds from issuance of common stock in 2024 Private Placement	—	6,000
Payment of offering costs	(35)	(594)
Net cash provided by financing activities	2,014	6,167

Net decrease in cash and cash equivalents	(82,871)	(55,800)
Cash and cash equivalents at beginning of period	94,107	70,396
Cash and cash equivalents at end of period	$11,236	$14,596

Supplementary Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—
Cash paid for amounts included in the measurement of operating lease liabilities	575	559

Non-Cash Financing Activities:
Receivable from exercise of stock options	$2	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Rezolute, Inc. (the “Company”) is a late-stage rare disease company focused on significantly improving outcomes for individuals with hypoglycemia caused by hyperinsulinism (“HI”). The Company believes that its primary clinical asset, ersodetug, is a potential universal treatment for any form of HI, including congenital HI and tumor HI. The Company is currently enrolling in a Phase 3 clinical trial for a tumor HI indication (“upLIFT”). In December 2025, the Company reported its Phase 3 clinical trial in congenital HI (“sunRIZE”) did not meet its primary or key secondary endpoints. The Company met with the Food and Drug Administration (“FDA”) in March 2026 to discuss the summary results from sunRIZE. As a next step for the program, FDA encouraged the Company to submit comprehensive analysis datasets and summary outcomes for the agency’s independent evaluation. Following that review, the Company believes that a determination may be made whether there is sufficient evidence to support the submission of a marketing application for sunRIZE or if additional information and/or clinical studies are required, which could have an impact on the Company’s operating plans and cash resources. The Company expects to provide an update on the program in the second half of calendar year 2026.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the interim financial statements do not include all information and footnote disclosures necessary for a comprehensive presentation of financial position, results of operations, and cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) that are necessary for a fair financial statement presentation have been made. The interim results for the three and nine months ended March 31, 2026, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the fiscal year ending June 30, 2026.

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

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disclosure of additional income tax information, primarily related to the rate reconciliation and income taxes paid. This ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is required to adopt ASU 2023-09 in its annual financial statements for the fiscal year ended June 30, 2026, and for interim periods thereafter. The Company does not expect the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 is intended to enhance disclosures by requiring public entities to disclose specified information about certain costs and expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026. The Company is required to adopt ASU 2024-03 in its annual financial statements for the fiscal year ending June 30, 2028, and for interim periods thereafter. The Company does not expect the adoption of ASU 2024-03 will have a material impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not currently expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Note 2 — Liquidity

The Company is in the clinical stage and has not yet generated any revenues. For the nine months ended March 31, 2026, the Company incurred a net loss of $57.1 million and net cash used in operating activities amounted to $51.5 million. For the fiscal year ended June 30, 2025, the Company incurred a net loss of $74.4 million and net cash used in operating activities amounted to $69.1 million. As of March 31, 2026, the Company had an accumulated deficit of $461.0 million, and the Company’s capital resources consist of cash and cash equivalents of $11.2 million and short-term investments in marketable debt securities of $109.0 million.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2026, the Company has total liabilities of $8.6 million, including current liabilities of $7.7 million. As discussed in Note 5, the Company is subject to license agreements that provide for future contractual payments upon achievement of various milestone events. Pursuant to the XOMA License Agreement (as defined below), a $25.0 million milestone payment will be due upon regulatory approval of ersodetug by any regulatory authority. The commitment to pay the $25.0 million for regulatory approval of ersodetug is not expected to be recognized as a liability within the next 12 months. Due to uncertainties in the timing associated with clinical trial activities and regulatory approvals, there is even greater uncertainty in forecasting the timing of future clinical and regulatory milestone payments to XOMA that may be required during the fiscal year ending June 30, 2027 and thereafter.

Management believes the Company’s cash and cash equivalents and investments in marketable debt securities will be adequate to meet the Company’s contractual obligations and carry out ongoing clinical trials and other planned activities for at least 12 months from the issuance date of the unaudited condensed consolidated financial statements as of March 31, 2026.

Note 3 — Investments in Marketable Debt Securities

Investments in marketable debt securities are accounted for as available-for-sale investments at fair value. The Company only invests in liquid, high-quality debt securities. Nonetheless, all of these investments are subject to interest rate and credit risk that may result in fluctuations in the fair value of the investments. To minimize exposure due to an adverse shift in interest rates, the Company generally invests in securities with expected maturities of two years or less while maintaining a weighted average maturity of one year or less. As of March 31, 2026, investments in marketable debt securities with an aggregate fair value of $109.0 million are scheduled to mature during the 12-month period ending March 31, 2027. As of March 31, 2026, the Company did not hold any long-term investments in marketable debt securities.

During the nine months ended March 31, 2026, marketable debt securities for $119.4 million matured and approximately $152.7 million was invested in additional marketable debt securities. The Company did not sell any marketable debt securities prior to the scheduled maturity dates for the nine months ended March 31, 2026.

Accrued interest receivable on all marketable debt securities amounted to $0.6 million and $0.7 million as of March 31, 2026 and June 30, 2025, respectively. Accrued interest receivable is included in other current assets in the accompanying unaudited condensed consolidated balance sheets.

For the nine months ended March 31, 2026, the Company did not recognize any allowance for credit losses or impairment related to investments in marketable debt securities. The following table summarizes the cumulative unrealized gains and losses that result in differences between the amortized cost basis and fair value of the Company’s marketable debt securities held as of March 31, 2026 and June 30, 2025 (in thousands):

	March 31, 2026
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Corporate commercial paper	$35,954	$1	$(29)	$35,926
U.S. Treasury obligations	4,014	—	(4)	4,010
Corporate notes and bonds	69,179	1	(84)	69,096
Total	$109,147	$2	$(117)	$109,032

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	June 30, 2025
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Corporate commercial paper	$16,595	$1	$(8)	$16,588
Obligations of U.S. government agencies	5,447	—	(2)	5,445
U.S. Treasury obligations	1,485	—	(1)	1,484
Corporate notes and bonds	50,231	18	(15)	50,234
Total	$73,758	$19	$(26)	$73,751

Note 4 — Operating Leases

The carrying value of all right-of-use assets and operating lease liabilities is as follows (in thousands):

	March 31,	June 30,
	2026	2025
Right-of-use assets	$918	$1,348

Operating lease liabilities:
Current	$673	$632
Long-term	438	983
Total	$1,111	$1,615

For the three and nine months ended March 31, 2026 and 2025, operating lease expense is included under the following captions in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Research and development	$124	$115	$364	$353
General and administrative	66	51	170	147
Total	$190	$166	$534	$500

As of March 31, 2026, the weighted average remaining lease term under operating leases was 1.5 years, and the weighted average discount rate used to determine the operating lease liabilities was 7.1%. Future cash payments under all operating lease agreements as of March 31, 2026 are as follows (in thousands):

Fiscal year ending June 30,
Remainder of fiscal year 2026	$195
2027	750
2028	224
Total lease payments	1,169
Less imputed interest	(58)
Present value of operating lease liabilities	$1,111

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

To date the Company has paid a total of $12.0 million in milestone payments to XOMA. The most recent milestone payment of $5.0 million became due in May 2025 upon dosing of the last patient in the Company’s Phase 3 clinical trial for ersodetug and was paid in June 2025. The next milestone payment of $25.0 million will be due upon regulatory approval for ersodetug by any regulatory authority. After the final regulatory milestone, the Company will be required, upon the future commercialization of ersodetug, to pay royalties to XOMA based on the net sales of the related products and additional milestone payments to XOMA up to $185.0 million related to annual net sales amounts. There have been no events that would result in any royalty payments owed under the XOMA License Agreement to date. The Company records a liability for milestone payments under license agreements in the period that the milestone event is achieved.

ActiveSite License Agreement

In August 2017, the Company entered into a Development and License Agreement (the “ActiveSite License Agreement”) with ActiveSite Pharmaceuticals, Inc. (“ActiveSite”) pursuant to which the Company acquired the rights to ActiveSite’s Plasma Kallikrein Inhibitor program (“PKI Portfolio”). The Company initially focused on the development of RZ402 as a therapy for diabetic macular edema (“DME”). Following the completion of a Phase 2 clinical study for RZ402, the Company decided to pause the program to focus its resources on ersodetug. The Company is currently exploring the use of the PKI Portfolio to develop therapies for different indications. To date the company has paid a total of $4.0 million in milestone payments to ActiveSite. The most recent milestone payment of $3.0 million was in February 2023 after dosing of the first patient in a Phase 2 clinical trial for RZ402. The next milestone payment of $5.0 million will be due upon dosing of the first patient in a Phase 3 clinical trial. Upon the achievement of certain clinical and regulatory events and various sales-based milestones and alternative indication regulatory approvals under the ActiveSite License Agreement the company will be required to make additional milestone payments to ActiveSite up to $42.5 million. The Company is also required to pay royalties equal to 2.0% of any net sales of products that use the PKI Portfolio. There have been no events that would result in any royalty payments owed under the ActiveSite License Agreement to date.

Note 6 — Embedded Derivative Liability

On April 14, 2021, the Company entered into a $30.0 million Loan and Security Agreement (the “Loan Agreement”) with SLR Investment Corp. and certain other lenders (collectively, the “Lenders”). The Lenders agreed to loan up to $30.0 million but the actual amount borrowed by the Company amounted to $15.0 million. The maturity date of the outstanding borrowings was April 1, 2026, but the Company elected to repay the entire amount and the Loan Agreement was terminated on June 30, 2022.

Concurrently with the execution of the Loan Agreement, the Company entered into an exit fee agreement (the “Exit Fee Agreement”) that provides for a fee of 4.00% of the funded principal balance for a total of $0.6 million in the event certain transactions (defined as “Exit Events”) occur prior to April 13, 2031. The Exit Fee Agreement was not impacted by the termination of the Loan Agreement discussed above. The Company is accounting for the Exit Fee Agreement as an embedded derivative liability with an estimated fair value of $0.5 million as of March 31, 2026 and June 30, 2025. Exit Events include, but are not limited to, sales of substantially all assets, certain mergers, change of control transactions, and certain issuances of common stock whereby more than 35% of the Company’s shares are issued to parties other than its existing investors in a single transaction or series of related transactions. Fair value of this embedded derivative liability is reassessed at the end of each reporting period with changes in fair value recognized as a non-operating gain or loss.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7 — Shareholders’ Equity

Quarterly Changes in Shareholders' Equity

The following table presents changes in shareholders’ equity for the three months ended March 31, 2026 and 2025 (in thousands, except number of shares):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Three Months Ended March 31, 2026:
Balances, December 31, 2025	95,547,998	$96	$572,635	$47	$(444,780)	$127,998
Issuance of common stock upon exercise of stock options	406,830	—	749	—	—	749
Issuance of common stock upon vesting of restricted stock units	337,503	—	—	—	—	—
Share-based compensation expense	—	—	4,420	—	—	4,420
Other comprehensive loss	—	—	—	(162)	—	(162)
Net loss	—	—	—	—	(16,171)	(16,171)
Balances, March 31, 2026	96,292,331	$96	$577,804	$(115)	$(460,951)	$116,834

Three Months Ended March 31, 2025:
Balances, December 31, 2024	60,534,695	$61	$460,016	$64	$(360,552)	$99,589
Issuance of common stock upon exercise of stock options	8,219	—	10	—	—	10
Share-based compensation expense	—	—	1,905	—	—	1,905
Other comprehensive loss	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	(18,914)	(18,914)
Balances, March 31, 2025	60,542,914	$61	$461,931	$43	$(379,466)	$82,569

Pre-Funded Warrants

Between October 2021 and April 2025, the Company issued fully vested pre-funded warrants (“PFWs”) exercisable to purchase an aggregate of 28,237,901 shares of common stock. As of March 31, 2026, all outstanding PFWs meet the requirements to be classified in shareholders’ equity under the caption additional paid-in capital. The PFWs do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of common stock are entitled. The exercise prices of the PFWs are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting holders of common stock. In the event of certain fundamental corporate transactions, the holders of the PFWs are entitled to receive the kind and amount of securities, cash or other property that the holders would have received had they exercised the PFWs immediately prior to such transaction.

The PFWs are exercisable at any time, subject to the then effective ownership blocker percentage (“OBP”) as elected by each of the holders of PFWs. The OBP is a percentage designated by the holders whereby the PFWs cannot be exercised if, after giving effect thereto, the holder would beneficially own more than the designated OBP. However, upon at least 61 days’ prior notice to the Company, any holder of PFWs may elect to increase or decrease the OBP to any other percentage not to exceed 19.99%. Assuming the holders comply with the respective OBP terms, all of the PFWs may be exercised at any time by paying the respective exercise price or electing to exercise on a cashless basis.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2025, the Company had an aggregate of 16,399,438 PFWs that were outstanding. The following table summarizes PFW activity for the nine months ended March 31, 2026:

	2021		2022		2024		2025
	PFWs		PFWs		PFWs		PFWs		Total
Outstanding, June 30, 2025	123,000	(1)	5,621,053	(2)	3,750,000	(3)	6,905,385	(4)	16,399,438
Cashless exercise of PFWs:
Shares surrendered for exercise price	—		(377)	(5)	(248)	(5)	(496)	(5)	(1,121)
Shares of common stock issued	—		(2,199,623)	(6)	(1,874,752)	(6)	(4,149,504)	(6)	(8,223,879)
Outstanding, March 31, 2026	123,000		3,421,053		1,875,000		2,755,385		8,174,438
(1)	In connection with an underwritten offering in October 2021, PFWs were issued to purchase 1,661,461 shares of common stock at an issuance price of $6.49 per share (the “2021 PFWs”). The exercise price of the 2021 PFWs is $0.01 per share.
(2)	In connection with a registered direct offering in May 2022, PFWs were issued to purchase 12,921,055 shares of common stock at an issuance price of $3.799 per warrant (the “2022 PFWs”). The exercise price of the 2022 PFWs is $0.001 per share.
(3)	In connection with an underwritten offering in June 2024, PFWs were issued to purchase 3,750,000 shares of common stock at an issuance price of $3.999 a share (the “2024 PFWs”). The exercise price of the 2024 PFWs is $0.001 per share.
(4)	As discussed below under the caption 2025 Underwritten Offering, the Company issued 2025 PFWs (as defined below) for the purchase of 6,905,385 shares of common stock on April 24, 2025. The exercise price of the 2025 PFWs is $0.001 per share.
(5)	The holders of PFWs provided notice of cashless exercise that resulted in cancellation of shares in lieu of paying the exercise price in cash.
(6)	Represents the number of shares issued after giving effect to shares surrendered due to the cashless exercise notification by the holders.

2025 Private Placement

In May 2025, the Company entered into a securities purchase agreement with Handok, Inc. and two other investors relating to a private placement (the “2025 Private Placement”), pursuant to which 1,295,383 shares of common stock were issued at a purchase price of $3.25 per share. Closing of the 2025 Private Placement occurred in June 2025, resulting in net proceeds of $4.2 million.

2025 Underwritten Offering

On April 23, 2025, the Company entered into an underwriting agreement with Guggenheim Securities, LLC for the planned issuance and sale of equity securities in an underwritten public offering (the “2025 Underwritten Offering”). The 2025 Underwritten Offering resulted in the issuance of (i) 20,786,923 shares of common stock at a price of $3.25 per share for gross proceeds of approximately $67.6 million, (ii) 4,153,846 shares of common stock pursuant to a 30-day option, which was fully exercised during closing, at a public offering price of $3.25 per share for gross proceeds of $13.5 million, and (iii) pre-funded warrants to purchase 6,905,385 shares of common stock at a public offering price of $3.249 per pre-funded warrant (the “2025 PFWs”) for gross proceeds of approximately $22.4 million. Closing occurred on April 24, 2025, whereby the aggregate gross proceeds from the 2025 Underwritten Offering amounted to approximately $103.5 million before deductions for underwriting commissions of 6.0% of the gross proceeds and other offering costs of approximately $0.5 million. After deducting total offering costs of approximately $6.7 million, the net proceeds from the 2025 Underwritten Offering amounted to approximately $96.8 million.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

2024 Private Placement

In June 2024, the Company entered into a securities purchase agreement with Handok, Inc. and one other investor relating to a private placement (the “2024 Private Placement”), pursuant to which 1,500,000 shares of common stock were issued at a purchase price of $4.00 per share. Closing of the 2024 Private Placement occurred in July 2024, resulting in net proceeds of $6.0 million.

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

Additionally, in connection with the hiring of four employees during the nine months ended March 31, 2026, the Company issued additional Inducement Awards, consisting of stock options exercisable for the purchase of an aggregate of 370,000 shares of the Company’s common stock. These stock options are exercisable for a ten-year term and vest for (i) one-fourth of the option shares on the one-year anniversary of each employee’s start date, and (ii) one thirty-sixth of the remaining option shares vest on the same day of each month thereafter until the stock options are 100% vested.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Equity Incentive Plans

Presented below is a summary of the number of shares authorized, outstanding, and available for future grants under the Company’s equity incentive plans as of March 31, 2026:

	Number of Shares
Description	Authorized	Outstanding		Available
2015 Plan	14,000	14,000		—
2016 Plan	115,200	115,200		—
2019 Plan	200,000	200,000		—
2021 Plan	20,307,203	13,665,273		6,641,930
Inducement Awards	1,500,000	705,000		795,000
Total	22,136,403	14,699,473	(1)	7,436,930
(1)	Consists of approximately 12.4 million shares outstanding under stock option agreements and 2.3 million shares under restricted stock units.

The Company currently has one active stock option plan approved by shareholders which is the 2021 Plan. On November 19, 2025, the Company’s shareholders approved an amendment to the 2021 Plan, increasing the number of shares of common stock authorized under the 2021 Plan up to approximately 21,950,000 shares of common stock, before accounting for reductions due to exercises. The 2021 Plan terminates on March 31, 2030. Pursuant to the 2021 Plan, no awards may be granted under the three legacy stock option plans shown in the table above, but all outstanding awards previously granted under those plans shall remain outstanding and subject to the terms of the respective plans. Stock options outstanding under the plans presented above expire pursuant to their contractual provisions on various dates through 2036.

In addition, inducement awards are allowed for grants of options pursuant to Nasdaq Listing Rule 5635(c)(4) whereby the underlying shares are not authorized under any of the Company’s stock option plans. Through March 31, 2026, the Board of Directors has authorized a total of 1,500,000 shares for inducement awards. The Board of Directors has discretion to issue 795,000 shares for future inducement awards as of March 31, 2026.

2022 Employee Stock Purchase Plan

On June 16, 2022, the Company’s shareholders approved the adoption of the 2022 Employee Stock Purchase Plan (the “2022 ESPP”). The 2022 ESPP provides an opportunity for employees to purchase the Company’s common stock through accumulated payroll deductions.

The 2022 ESPP has consecutive offering periods that begin approximately every 6 months commencing on the first trading day on or after July 1 and terminating on the last trading day of the offering period ending on December 31 and commencing on the first trading day on or after January 1 and terminating on the last trading day of the offering period ending on June 30. The 2022 ESPP reserves 500,000 shares for purchases. There have been no offering periods under the 2022 ESPP through March 31, 2026.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Options Outstanding

For the nine months ended March 31, 2026, the following table summarizes the combined stock option activity under the Company’s equity incentive plans and Inducement Awards:

	Shares		Price (1)	Term (2)
Outstanding, beginning of period	13,027,994		$4.03	7.7
Granted	2,246,000		9.16
Exercised	(734,964)	(3)	2.11
Expired	(339,134)		4.85
Forfeited	(1,777,420)		6.24
Outstanding, end of period	12,422,476	(4)	4.74	7.1
Vested, end of period	8,492,733	(5)	4.41	6.4
(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term for the number of years until the stock options expire.
(3)	The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the nine months ended March 31, 2026, was $2.3 million.
(4)	As of March 31, 2026, the intrinsic value of outstanding options was approximately $3.4 million.
(5)	As of March 31, 2026, the intrinsic value of vested stock options was approximately $2.2 million.

For the nine months ended March 31, 2026, the aggregate fair value of stock options granted for approximately 2.2 million shares of common stock amounted to $14.9 million or approximately $6.62 per share as of the grant dates. Fair value of stock options was computed using the BSM option-pricing model and will result in the recognition of compensation expense ratably over the expected vesting period of the stock options. Unrecognized share-based compensation expense related to outstanding options is approximately $14.6 million as of March 31, 2026. This amount is expected to be recognized over a weighted average period of 2.1 years.

For the nine months ended March 31, 2026, the fair value of stock options was estimated on the respective dates of grant, with the following weighted-average assumptions:

Market price of common stock on grant date	$9.16
Expected volatility	84%
Risk free interest rate	3.8%
Expected term (years)	5.9
Dividend yield	0%

Restricted Stock Units (“RSUs”)

For the nine months ended March 31, 2026, the following table summarizes the combined RSU activity under the Company’s 2021 Plan:

	Shares		Price (1)
Unvested, beginning of period	1,056,500		$4.55
Granted	1,915,000		10.11
Vested	(337,503)	(2)	4.61
Forfeited	(357,000)		9.52
Unvested, end of period	2,276,997		8.44
(1)	Represents the weighted average grant date fair value based on the closing market price on the date of each of the RSU grants.
(2)	The total weighted average vesting date fair value (the closing market price on the vesting date of the RSU) of RSUs vested during the nine months ended March 31, 2026, was $1.1 million or approximately $3.21 per RSU vested.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the nine months ended March 31, 2026, the aggregate fair value of RSUs granted for approximately 1.9 million shares of common stock amounted to $19.4 million or approximately $10.11 per share as of the grant dates. Fair value is based on the closing market price for shares of the Company’s common stock on the date of grant and will result in the recognition of compensation cost ratably over the vesting period of the RSUs. RSUs vest over a period of one to four years. Unrecognized share-based compensation expense related to RSUs is approximately $16.5 million as of March 31, 2026. This amount is expected to be recognized over a weighted average period of 2.3 years.

Share-Based Compensation Expense

Share-based compensation expense for the three and nine months ended March 31, 2026 and 2025 is included under the following captions in the unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Research and development	$1,926	$924	$4,671	$2,357
General and administrative	2,494	981	5,691	2,393
Total	$4,420	$1,905	$10,362	$4,750

The aggregate unrecognized share-based compensation expense related to stock options and RSUs is approximately $31.1 million as of March 31, 2026. This amount is expected to be recognized over a weighted average period of 2.2 years.

Pre-Funded Warrants

PFWs are outstanding for a total of approximately 8.2 million shares as of March 31, 2026. Please refer to Note 7 for additional information about outstanding PFWs.

Legacy Warrants

In connection with an equity financing in October 2020, the Company issued warrants entitling the holders to purchase an aggregate of 820,001 shares of common stock. These warrants are exercisable at $19.50 per share for a period of seven years, may be exercised on a cash or cashless basis at the election of the holders, and the holders are entitled to share in any dividends or distributions payable to holders of common stock on an as-converted basis (the “Participating Warrants”). Additionally, the Company has issued warrants in conjunction with various debt and equity financings and for services. As of March 31, 2026, all of the warrants were vested. The Participating Warrants and other warrants are collectively referred to as the “Legacy Warrants.”

For the nine months ended March 31, 2026, no Legacy Warrants were granted or exercised. The following table summarizes the activity related to Legacy Warrants for the nine months ended March 31, 2026:

	Shares	Price (1)	Term (2)
Outstanding, beginning of period	850,442	$19.90	2.3
Expirations	(660)	67.55
Outstanding, end of period	849,782	19.86	1.5
(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term for the number of years until the warrants expire.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9 — Commitments and Contingencies

Licensing Commitments

Please refer to Note 5 for further discussion of commitments to make milestone payments and to pay royalties under license agreements with XOMA and ActiveSite.

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At each reporting period, the Company evaluates known claims to determine whether a potential loss or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. As of March 31, 2026, there have been several law firms that have initiated investigations into the Company and have filed press releases seeking stockholders to engage them to file litigation against the Company for alleged securities law violations related to the Company’s Phase 3 sunRIZE trial not meeting its primary and key secondary endpoints. As of the issuance date of this Report there have been no pending or threatened lawsuits against the Company that could reasonably be expected to have a material effect on the Company’s results of operations. Legal fees are expensed as incurred.

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

For the three and nine months ended March 31, 2026 and 2025, the Company did not recognize any income tax benefit due to a full valuation allowance on its deferred income tax assets. The Company did not have any material changes to its conclusions regarding valuation allowances for deferred income tax assets or uncertain tax positions for the three and nine months ended March 31, 2026 and 2025.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12 — Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock and PFWs during periods when the PFWs are accounted for as equity instruments. Common shares associated with PFWs that are accounted for as equity instruments are included in the computation of basic and diluted net loss per share because the exercise price is negligible and all of the PFWs are fully vested and exercisable. Accordingly, the weighted average number of shares outstanding for basic and diluted net loss per share for the three and nine months ended March 31, 2026 and 2025 consists of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Common Stock	95,865,854	60,536,988	92,928,062	58,229,644
2021 PFWs	123,000	123,000	123,000	123,000
2022 PFWs	3,421,053	5,621,053	3,653,702	6,828,891
Exchange PFWs	—	—	—	970,030
2024 PFWs	1,875,000	3,750,000	2,521,053	3,750,000
2025 PFWs	2,755,385	—	4,488,488	—
Total	104,040,292	70,031,041	103,714,305	69,901,565

For the three and nine months ended March 31, 2026 and 2025, basic and diluted net loss per share are the same since all other common stock equivalents were anti-dilutive. As of March 31, 2026 and 2025, the following potential common stock equivalents were excluded from the computation of diluted net loss per share since the impact of inclusion was anti-dilutive:

	2026	2025
Stock options	12,422,476	12,628,871
RSUs	2,276,997	788,500
Legacy Warrants	849,782	850,562
Total	15,549,255	14,267,933

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the fair value hierarchy classification as of March 31, 2026 and June 30, 2025 (in thousands):

	Fair Value Measurement of Assets as of March 31, 2026
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$6,090	$6,090	$—	$—
Marketable debt securities:
Corporate commercial paper	35,926	—	35,926	—
U.S. Government treasuries	4,010	—	4,010	—
Corporate notes and bonds	69,096	—	69,096	—
Total	$115,122	$6,090	$109,032	$—

	Fair Value Measurement of Assets as of June 30, 2025
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$86,059	$86,059	$—	$—
Corporate commercial paper	1,000	—	1,000	—
U.S. Government treasuries	1,996	—	1,996	—
Marketable debt securities:
Corporate commercial paper	16,588	—	16,588	—
U.S. Government agencies	5,445	—	5,445	—
U.S. Government treasuries	1,484	—	1,484	—
Corporate notes and bonds	50,234	—	50,234	—
Total	$162,806	$86,059	$76,747	$—

Marketable debt securities classified as Level 2 within the valuation hierarchy generally consist of corporate bonds, commercial paper, and U.S. government agency securities. The Company determines the fair value of marketable debt securities based upon valuations obtained from third-party pricing sources. Except for the amounts shown in the tables above, the Company did not have any other assets measured at fair value on a recurring basis as of March 31, 2026 and June 30, 2025.

The embedded derivative liability discussed in Note 6 is classified under Level 3 of the fair value hierarchy and is required to be measured and recorded at fair value on a recurring basis. Fair value is determined based on management’s assessment of the probability and timing of occurrence for the Exit Events discussed in Note 6 using a discount rate equal to the historical effective interest rate under the Loan Agreement.

The following table sets forth changes in the fair value of the embedded derivative liability for which fair value was determined on a recurring basis for the nine months ended March 31, 2026 and 2025 (in thousands):

	2026	2025
Fair value, beginning of period	$468	$468
Change in fair value	15	15
Fair value, end of period	$483	$483

Except for the embedded derivative liability, the Company did not have any other liabilities measured at fair value on a recurring basis as of March 31, 2026 and June 30, 2025.

Due to the relatively short maturity of the respective instruments, the fair value of cash, accounts payable, and accrued liabilities approximated their carrying values as of March 31, 2026 and June 30, 2025.

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the nine months ended March 31, 2026 and 2025, the Company did not have any transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and investments in marketable debt securities. The Company maintains cash in demand deposit accounts at a high-quality financial institution. As of and for the nine months ended March 31, 2026 and 2025, cash deposits have exceeded the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation.

As of March 31, 2026, the Company had an aggregate of $57.1 million invested in marketable debt securities of issuers in the banking and financial services industries. While the Company’s investment policy requires investments in highly rated securities, a wide variety of broad economic factors and issuer-specific factors could result in credit agency downgrades below the Company’s minimum credit rating requirements that could result in losses, regardless of whether the Company elects to sell the securities or hold them until maturity. To date, the Company has not experienced any credit losses or impairments of marketable debt securities due to credit rating agency downgrades.

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

Rezolute, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents consolidated net loss summarized by the significant segment expenses regularly reviewed by the CODM for the three and nine months ended March 31, 2026, and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Research and development:
Ersodetug	$4,813	$8,674	$16,070	$23,150
Compensation and benefits	5,487	5,152	18,066	13,940
Other research and development segment expenses (1)	1,112	1,457	4,773	3,574
Total research and development	11,412	15,283	38,909	40,664
General and administrative:
Compensation and benefits	4,457	2,872	12,724	7,726
Other general and administrative segment expenses (2)	1,497	1,868	9,771	5,654
Total general and administrative	5,954	4,740	22,495	13,380
Operating loss	(17,366)	(20,023)	(61,404)	(54,044)
Total non-operating income, net	1,195	1,109	4,309	4,022
Net loss	$(16,171)	$(18,914)	$(57,095)	$(50,022)
(1)	Other research and development segment expenses primarily include quality regulatory and other pipeline development costs, employee travel and expense, and other facility and information technology costs.
(2)	Other general and administrative segment expenses primarily include consulting expenses related to business development and market planning activities, insurance expense, public company costs, employee travel and expense, and other facility and information technology costs.

Note 15 — Reduction in Workforce

On December 11, 2025, the Company announced that its Phase 3 sunRIZE clinical trial did not meet its primary or key secondary endpoints. Management approved a reduction in workforce of 29 employees on December 15, 2025 to reduce overall operating expenses and preserve capital to support the Company’s Phase 3 upLIFT clinical trial and plan for future interactions with the FDA to discuss the full sunRIZE dataset and next steps for the program. The Company incurred $1.5 million of severance expenses in the second quarter of fiscal year 2026 consisting of $0.9 million of research and development expense and $0.6 million of general and administrative expense. Total severance benefits of $1.5 million were paid in full to the affected employees in January 2026 and no obligations related to the severance benefits remain as of March 31, 2026.

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

We are a late-stage rare disease company focused on developing therapies that substantially improve the quality of life for individuals living with hyperinsulinism (“HI”) by alleviating the burden of severe and debilitating hypoglycemia.

Our priorities for the second half of 2026 are to: (i) achieve alignment with the U.S. Food and Drug Administration (“FDA”) on the path forward in congenital HI following the completion of the sunRIZE study and (ii) complete enrollment and announce topline data for the registrational Phase 3 upLIFT study.

Ersodetug for Congenital HI

sunRIZE Phase 3 Study

On December 11, 2025, we announced that the sunRIZE study did not meet its primary (hypoglycemia events) or key secondary (time in hypoglycemia) endpoints. Although statistical significance for the secondary endpoint (% time in hypoglycemia by continuous glucose monitoring [“CGM”]) was not achieved at the Week 24/End of Treatment evaluation window, larger and often nominally statistically significant glycemic improvements compared to placebo were consistently observed throughout the maintenance dosing phase of the study, across time and numerous pre-specified and post-hoc CGM-based endpoints.

While we believe the pronounced placebo/study effect confounded the results, with a particular impact on the primary endpoint of hypoglycemia events by self-monitored blood glucose (“SMBG”) due to accompanying measurement bias, the totality of the data further supports previous clinical evidence that ersodetug is active against hypoglycemia in patients. Specifically, there was evidence of pharmacologic activity, as target therapeutic drug concentrations were achieved in both treatment groups (5 mg/kg and 10 mg/kg) with highly sensitive biomarker responses (increases in circulating insulin) in the active treatment groups that are directly indicative of reduced insulin activity at its receptor, which biologically implies fewer cell-surface glucose transporters, and a resultant increase in blood glucose.

sunRIZE topline data as well as pre-specified and post-hoc data updates were shared by oral presentation at the Pediatric Endocrine Society Annual Meeting held on May 1, 2026, including CGM-based outcomes that demonstrated significant and consistent improvements in glycemic control in ersodetug treatment arms compared to placebo across multiple pre-specified and post-hoc endpoints.

Summary of Key Additional Data Presented

●	Average daily percent time in hypoglycemia by CGM: clinically relevant and nominally statistically significant reductions of >50% (Full Analysis Set [“FAS”]) and ~60-80% (Per Protocol Set [“PPS”]), compared to placebo across multiple timepoints
●	Average weekly hypoglycemia events by CGM: clinically relevant and nominally statistically significant reductions of ~50-65% (FAS) and ~50-80% (PPS), compared to placebo across multiple timepoints
●	Average daily AUC 70 to 180 mg/dL (Exposure to Normoglycemia) by CGM: clinically relevant and nominally statistically significant increases of ~25-50% (FAS and PPS), compared to placebo across multiple timepoints
●	Average blood glucose (mg/dL) by CGM: clinically relevant and nominally statistically significant increases of ~10-15% (~10-15 mg/dL) in both the FAS and PPS, compared to placebo across multiple timepoints

We met with FDA on March 17, 2026, under our Breakthrough Therapy Designation to discuss next steps for this indication. During the meeting, we presented summary results from sunRIZE including: (i) information to support our belief that the primary endpoint was confounded as a result of behavioral factors; (ii) evidence of pharmacologic activity; (iii) consistent improvements compared to placebo in time in hypoglycemia and a variety of other CGM-based glycemic endpoints, as discussed above; and (iv) preliminary favorable observations from the ongoing open-label extension (“OLE”).

Based on our analyses, observations from sunRIZE inform our belief that the pharmacologic response demonstrates therapeutic activity, which may have been obscured by the unblinded nature of SMBG necessary for patient standard of care, along with perceptions of treatment assignment. The magnitude of the placebo response observed for hypoglycemia events by SMBG was unexpected and reveals a significant challenge in studying glucose in an ambulatory setting, where real-time glycemic monitoring can independently influence outcomes, particularly when the patient-monitored glucose is simultaneously the safety lifeline for patient and families.

During the meeting, FDA acknowledged the challenges posed by the potential impact of varied behavioral factors on clinical trials in this heterogeneous patient population, including the associated limitations of SMBG based metrics in measuring hypoglycemia in congenital HI. While acknowledging these challenges, the agency reiterated the expectation for adequate and well-controlled studies and outcomes as the standard for evaluating substantial evidence of efficacy criteria as the basis for approving new therapies.

As a next step for the program, FDA encouraged us to submit comprehensive analysis datasets and summary outcomes for the agency’s independent evaluation. Following that review, we believe that a determination may be made whether there is sufficient evidence to support the submission of a marketing application for sunRIZE or if additional information and/or clinical studies are required, which could have an impact on our operating plans and cash resources. We expect to have an update on the program in the second half of 2026.

All 59 participants who completed the study elected to continue to receive ersodetug in the OLE. To date, 57 participants remain in the OLE, with an exposure duration ranging from ~6 months for the most recently entered patients, to ~24 months. Preliminary OLE observations demonstrate continued glycemic benefit, including a clinically significant change in glycemic control in the rolled-over placebo participants compared to the controlled period of the study. These glycemic benefits have enabled a concurrent significant overall reduction in background SOC therapies (e.g., diazoxide, somatostatin analogs, and/or regular tube feeds), with a significant number of patients now receiving ersodetug as monotherapy, which we believe is a potential indicator of ersodetug’s underlying efficacy.

The Phase 3 sunRIZE study (RZ358-301) was a multi-center, randomized, double-blind, placebo-controlled, parallel arm study designed to evaluate the efficacy and safety of ersodetug in patients with congenital HI, ages 3 months to 45 years old, who were experiencing continued hypoglycemia on currently available SOC. Eligible participants were randomized to one of three treatment arms to receive either ersodetug (5 or 10 mg/kg) or matched placebo-control as add on to existing SOC. The initial 8 infant participants (ages 3 months – 1 year old) were enrolled open-label but subsequent participants in this age range could be enrolled into the double-blind randomized, controlled trial (“RCT”). Study drug was administered every other week during an initial loading phase, and then every 4 weeks during the 24-Week controlled pivotal treatment period. Following the pivotal treatment phase of the study, participants could roll-over into an optional open-label extension phase to continue to receive ersodetug.

The study enrolled 63 participants (55 RCT) in more than a dozen countries around the world, inclusive of U.S. patients. The primary and key secondary efficacy endpoints in the study were the change from baseline in the average number of hypoglycemia events per week and the average percent time in hypoglycemia, respectively, over 24 weeks of treatment.

Congenital HI is the most common cause of recurrent and persistent hypoglycemia in children. Individuals with congenital HI typically present with signs or symptoms of hypoglycemia shortly after birth. Hypoglycemia can result in significant brain injury and death if not recognized and managed appropriately. Additionally, recurrent, or cumulative, hypoglycemia can lead to progressive and irreversible damage over time, including serious and devastating brain injury, seizures, neuro-developmental problems, feeding difficulties and significant impact on patient and family quality of life. In cases where individuals have diffuse disease, a near-total pancreatectomy (“NTP”) may be undertaken, although ongoing medical treatment of hypoglycemia is generally required for several years after surgery, before eventual insulin-dependent diabetes ensues. There are no FDA approved therapies for all forms of congenital HI, and the current standard of care treatments are suboptimal. The treatments used by physicians today include glucagon, diazoxide, somatostatin analogues and pancreatectomy. We estimate that in the U.S. alone, the initial addressable pediatric market for congenital HI is more than 1,500 individuals. We believe this addressable population will increase with the elimination of NTP and use of ersodetug in patients on diazoxide who experience side effects or are partially responsive.

Ersodetug has received Orphan Drug Designation in the U.S. and European Union for the treatment of congenital HI, as well as Rare Pediatric Disease Designation in the U.S., a prerequisite for a request for a Rare Pediatric Disease Priority Review Voucher upon Biologics License Application (BLA) submission. Based on the multinational Phase 2b clinical trial outcomes and the evidence of benefit in this serious condition with substantial unmet medical need, ersodetug was subsequently granted a priority medicines (PRIME) designation by the European Medicines Agency (EMA), an Innovation Passport designation by the UK Innovative Licensing and Access Pathway (ILAP) Steering Group for the treatment of congenital HI, and Breakthrough Therapy Designation by the FDA in the U.S.

Ersodetug for Tumor HI

upLIFT Phase 3 Study

In mid-2025 we initiated the Phase 3 registrational study (“upLIFT”) of ersodetug for the treatment of hypoglycemia due to tumor HI. The Company anticipates completing enrollment and announcing topline results from the study in the second half of calendar 2026.

At a meeting held with FDA on August 19, 2025, the agency agreed to modifications to the design of the upLIFT study including removing the need to conduct a randomized, double-blind, placebo-controlled trial with hypoglycemia events as the endpoint. The streamlined upLIFT study is a Phase 3, registrational, single-arm, open-label, pivotal trial in approximately 16 participants with insulinoma or paraneoplastic non-islet cell tumors, who require continuous parenteral dextrose because of refractory hypoglycemia. Eligible participants requiring continuous parenteral dextrose will receive ersodetug 9 mg/kg per week for 8 weeks, as an add-on to standard of care. Following this 8-week pivotal treatment period, all participants may receive ersodetug in long-term extension, with the discretion to decrease the dosing frequency to every 2 to 4 weeks. The primary endpoint is the proportion of participants able to achieve at least a 50 percent reduction from baseline in the rate of continuous parenteral dextrose (glucose infusion rate; “GIR”), where statistical significance would be achieved if the lower bound of the 95% confidence interval of the point estimate exceeds 30% (equating to a responder rate of ~9 of 16 participants). Additional endpoints include the time to discontinuation of glucose infusion, time to discharge from the hospital, extent of hypoglycemia events and hypoglycemia time in the outpatient setting by SMBG and CMG, respectively, and patient reported quality of life.

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

Current therapies for insulinomas and NICTs can be grouped into two main categories: (a) tumor-directed de-bulking therapies (e.g., surgery, chemotherapy, radiotherapy), which may indirectly and/or eventually lead to decreased levels of circulating insulin and/or insulin-like substances, and therefore control HI and related hypoglycemia; and/or (b) medical therapies such as Diazoxide and glucocorticoids that are used to attempt to treat the hypoglycemia. Tumor-directed therapies do not directly treat hypoglycemia caused by insulinomas or NICTs. In many cases, tumor-directed therapies are administered concurrently with medical therapies for hypoglycemia and in other cases successful treatment of hypoglycemia often enables the initiation and/or continuation of tumor-directed therapies, as indicated. During the period from diagnosis to surgical treatment, or if surgery is contraindicated or refused, medical treatments are often necessary to directly manage the HI and hypoglycemia induced by the tumor. Additionally, chronic medical management of refractory hypoglycemia is often necessary for patients who cannot be cured by surgery, such as those with extensive disease of the pancreas, multi-focal insulinomas, inoperable or unresectable benign or malignant insulinomas, metastatic insulinomas, non-pancreatic insulinomas or NICT hypoglycemia resulting from a variety of other tumors.

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

Expanded Access Program

We maintain an expanded access program (“EAP”) for a variety of HI indications for the purpose of making ersodetug available on a compassionate use basis when patients have refractory hypoglycemia and cannot access a clinical trial. In clinical and real-world experience, ersodetug has been shown to counteract excessive insulin action downstream, at the insulin-receptor on target organs. The unique mechanism of action of ersodetug makes the therapy a potential universal treatment for any form of HI. To date, we have received numerous inbound physician inquiries regarding the use of ersodetug in patients with tumor HI caused by metastatic insulinomas or non-islet cell tumors, which led to compassionate use treatment in an expanded access program in more than a dozen patients. In the U.S., these requests have all been individually approved by the FDA’s Office of Cardiology, Hematology, Endocrinology and Nephrology - Division of Diabetes, Lipid Disorders, and Obesity. The tumor HI patients that have received ersodetug have been refractory to SOC therapies for chronic management of hypoglycemia. These patients have generally required continuous parenteral dextrose in order to prevent severe hypoglycemia and were typically hospitalized and in life-threatening or hospice-bound condition at the time of request. Further treatment with tumor-directed therapies (e.g., embolization, radiotherapy, chemotherapy) was often deferred as a result of debilitating hypoglycemia.

Generally, dosing for tumor HI patients in the EAP has been either 6 mg/kg or 9 mg/kg every 1-4 weeks. Nearly universally, ersodetug has led to substantial reductions in GIR (equating to an improvement in hypoglycemia) and has been well tolerated. After initiation of ersodetug, GIR was discontinued or substantially reduced, and hospitalized patients were able to be discharged and receive maintenance ersodetug doses on an outpatient basis, with durable benefit. In several cases, other background medical therapies to prevent hypoglycemia were able to be weaned or stopped, and patients were able to resume tumor-directed therapies for treatment of their underlying cancer. No participants have discontinued the therapy due to lack of response or safety, and the duration of treatment has ranged from several months to almost 2 years in some instances, in this subset of tumor HI patients with significantly advanced and metastatic tumor burden.

Presented in a table filed on January 7, 2026, on Form 8-K with the SEC are cumulative data from the initial 9 participants in the EAP, including patient characteristics, ersodetug dosing and observed outcomes. This same data cohort was provided to FDA last year in support of our request for Breakthrough Therapy Designation and subsequently informed the discussion with FDA that led to revision of the upLIFT study in tumor HI to a single arm, open-label study. In summary, 75% of the patients receiving IV dextrose/total parenteral nutrition (“TPN”) in the EAP achieved a complete discontinuation of IV dextrose/TPN.

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

Recent Developments

Reduction in Workforce

Concurrent with the announcement on December 11, 2025 that our Phase 3 sunRIZE clinical trial did not meet its primary endpoint, management approved a reduction in workforce to conserve cash by reducing overall operating expenses based on our changing needs. We reduced our workforce by 29 employees on December 15, 2025. We incurred $1.5 million of severance expenses in the second quarter of fiscal year 2026 consisting of $0.9 million of research and development expense and $0.6 million in general and administrative expense. Total severance benefits of $1.5 million were paid in full to the affected employees in January 2026 and no obligations related to the severance benefits remain as of March 31, 2026.

Factors Impacting our Results of Operations

We have not generated any meaningful revenue since our inception in March 2010. Over the last several years, we have conducted private placements and public offerings to raise additional capital, adopted a licensing model to pursue development of product candidates, conducted pre-clinical and clinical trials, and conducted other research and development activities on our pipeline of product candidates.

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

Key Components of Consolidated Statements of Operations and Comprehensive Loss

Research and development expenses. Research and development (“R&D”) expenses consist primarily of cash and share-based compensation and employee benefits related to personnel engaged in R&D activities, clinical trial costs, licensing costs, and consulting and outside services engaged in the design and development of our product candidates and other scientific research projects. Our R&D costs also include an allocable portion of our facilities and overhead costs based on personnel and other resources devoted to R&D activities.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of cash and share-based compensation and employee benefits related to personnel engaged in our administrative, finance, accounting and executive functions. Our G&A expenses also include professional fees for business development, legal, auditing, consulting, investor relations, other costs primarily related to our status as a public company, and an allocable portion of our facilities and overhead costs based on personnel and other resources devoted to G&A activities.

Interest and other income. Interest and other income consist primarily of interest income earned on marketable debt securities and temporary cash investments, amortization of investment premiums and accretion of investment discounts, and realized gains on investments in marketable debt securities.

Loss from change in fair value of derivative liabilities. We recognize liabilities for financial instruments that are required to be accounted for as derivatives, as well as embedded derivatives in our debt agreements. Derivative liabilities are adjusted to fair value at the end of each reporting period until the contracts are settled, expire or otherwise meet the conditions for equity classification. Changes in fair value are reflected as a gain or loss in our unaudited condensed consolidated statements of operations and comprehensive loss.

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

With respect to our significant accounting policies that are described in Note 1 to our consolidated financial statements included in Item 8 of the 2025 Form 10-K, we believe that the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

Results of Operations

Revenue. As a late-stage rare disease company, we did not generate any revenue for the three and nine months ended March 31, 2026 and 2025. We are at a late stage of clinical development and do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenues. We do not expect to be able to generate revenue from any of our product candidates until we obtain regulatory approval and commercialize our approved product candidates.

Three months ended March 31, 2026 and 2025

Research and development expenses. R&D expenses for the three months ended March 31, 2026 and 2025 were as follows (in thousands, except percentages):

	March 31,		Decrease
	2026	2025	Amount	Percent
Total R&D expenses	$11,412	$15,283	$(3,871)	(25)%

The decrease in R&D expenses of $3.9 million for the three months ended March 31, 2026 was attributable to a decrease of $3.9 million related to ersodetug program costs and a decrease of $0.3 million in other R&D costs related to preclinical and other pipeline development costs. These decreases amount to $4.2 million and were partially offset by an increase of $0.3 million in R&D compensation and benefits.

The $3.9 million decrease in ersodetug R&D costs was driven by (i) a decrease of $3.7 million due to the timing of drug substance and drug product manufacturing, including decreases in activity surrounding process performance qualification batch productions, (ii) a decrease of $0.1 million in clinical trial costs for the Phase 3 clinical sunRIZE study, which had 57 participants continuing on the open-label extension as of March 31, 2026, and (iii) a decrease of $0.1 million in clinical costs for the Phase 3 upLIFT study. For the three months ended March 31, 2025, there were higher clinical costs incurred for startup activities, such as site activations, for the tumor HI related program spend for the Phase 3 upLIFT study and clinical costs for the Phase 3 sunRIZE study were higher due to the ongoing enrollment of patients which fully enrolled in May 2025.

The $0.3 million increase in R&D compensation and benefits was attributable to an increase of $1.0 million in share-based compensation for stock options and RSUs granted, partially offset by a decrease of $0.7 million in cash-based compensation and benefits. The decrease of $0.7 million in cash-based compensation was due to a decrease in the average number of R&D employees from 48 for the three months ended March 31, 2025 to 36 employees for the three months ended March 31, 2026.

General and administrative expenses. G&A expenses for the three months ended March 31, 2026 and 2025 were as follows (in thousands, except percentages):

	March 31,		Increase
	2026	2025	Amount	Percent
Total G&A expenses	$5,954	$4,740	$1,214	26%

The increase in G&A expenses of $1.2 million for the three months ended March 31, 2026 was attributable to an increase of $1.6 million in G&A compensation and benefits, partially offset by a decrease of $0.4 million in other G&A costs. The $1.6 million increase in G&A compensation and benefits was attributable to an increase of $1.5 million in share-based compensation and an increase of $0.1 million in cash-based compensation and benefits for market adjustments.

The decrease of $0.4 million in other G&A costs was due to pausing certain business development, market research and planning activities in preparation for future ersodetug commercial activities to allow for continued discussions with the FDA regarding the sunRIZE topline results.

Interest and other income. Interest and other income amounted to $1.2 million for the three months ended March 31, 2026, compared to $1.1 million for the three months ended March 31, 2025. This increase of $0.1 million was primarily due to the higher average balance of investments in marketable debt securities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The impact of higher investments in marketable debt securities was partially offset by lower yields in 2026 as the weighted average yield on interest-earning assets held by us decreased from 4.7% on March 31, 2025 to 3.9% on March 31, 2026.

Income taxes. For the three months ended March 31, 2026 and 2025, we did not recognize any income tax benefit attributable to our net loss because a valuation allowance was required for our deferred income tax assets.

Nine months ended March 31, 2026 and 2025

Research and development expenses. R&D expenses for the nine months ended March 31, 2026 and 2025 were as follows (in thousands, except percentages):

	March 31,		Decrease
	2026	2025	Amount	Percent
Total R&D expenses	$38,909	$40,664	$(1,755)	(4)%

The decrease in R&D expenses of $1.8 million for the nine months ended March 31, 2026 was attributable to a decrease of $7.1 million related to ersodetug program costs. This $7.1 million decrease was partially offset by (i) an increase of $3.2 million in R&D compensation and benefits, (ii) an increase of $1.2 million in other R&D costs related to quality and patient affairs costs related to the Phase 3 clinical studies, and (iii) an increase of $0.9 million for severance expense.

The $7.1 million decrease in ersodetug R&D costs was driven by a decrease of $9.7 million due to lower spending on drug substance and drug product manufacturing, including decreases in activity for process performance qualification. This decrease of $9.7 million was partially offset by (i) an increase of $1.3 million in clinical trial costs for our congenital HI Phase 3 clinical study, which completed enrollment in May 2025, but still had 57 participants continuing on the open-label extension as of March 31, 2026, and (ii) an increase of $1.3 million in clinical costs due to startup activities, such as site activations, patient screenings and patient enrollment costs, related to the Phase 3 upLIFT study. For the nine months ended March 31, 2025, we had lower clinical costs incurred for the Phase 3 upLIFT study because startup costs did not commence until January 2025. In addition, clinical costs for the sunRIZE study were lower due to fewer patients that were active in the study in the comparative period.

The $3.2 million increase in R&D compensation and benefits was attributable to an increase of $2.3 million in share-based compensation and an increase of $0.9 million in cash-based compensation and benefits. The increase of $0.9 million in cash-based compensation was due to an increase in the average number of R&D employees from 45 for the nine months ended March 31, 2025 to 47 employees for the nine months ended March 31, 2026. The increase in severance expenses of $0.9 million was attributable to the 21 R&D employees who were terminated on December 15, 2025 in connection with a management implemented workforce reduction.

General and administrative expenses. G&A expenses for the nine months ended March 31, 2026 and 2025 were as follows (in thousands, except percentages):

	March 31,		Increase
	2026	2025	Amount	Percent
Total G&A expenses	$22,495	$13,380	$9,115	68%

The increase in G&A expenses of $9.1 million for the nine months ended March 31, 2026 was attributable to an increase of $4.4 million in G&A compensation and benefits, an increase of $4.2 million in other G&A costs related to business development and market research and planning activities in preparation for future ersodetug commercial activities, and an increase in severance expense of $0.5 million.

The $4.4 million increase in G&A compensation and benefits was attributable to an increase of $3.3 million in share-based compensation and an increase of $1.1 million in cash-based compensation and benefits. The increase of $1.1 million in cash-based compensation was due to an increase in the average number of G&A employees from 18 for the nine months ended March 31, 2025 to 21 employees for the nine months ended March 31, 2026. There was $0.6 million of severance expense recognized in December 2025 related to the 8 G&A employees who were terminated on December 15, 2025 in connection with a management implemented workforce reduction, compared to $0.1 million of severance expense recognized in the nine months ended March 31, 2025.

Interest and other income. Interest and other income amounted to $4.3 million for the nine months ended March 31, 2026, compared to $4.0 million for the nine months ended March 31, 2025. This increase of $0.3 million was primarily due to the higher average balance of investments in marketable debt securities for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025. The impact of higher investments in marketable debt securities was partially offset by lower yields in 2026 as the weighted average yield on interest-earning assets held by us decreased from 4.7% on March 31, 2025 to 3.9% on March 31, 2026.

Income taxes. For the nine months ended March 31, 2026 and 2025, we did not recognize any income tax benefit attributable to our net loss because a valuation allowance was required for our deferred income tax assets.

Liquidity and Capital Resources

Short-term Liquidity Requirements

As of March 31, 2026, we had cash and cash equivalents of $11.2 million and short-term marketable debt securities of $109.0 million for total capital resources of $120.2 million. Working capital amounted to approximately $114.3 million as of March 31, 2026. We have incurred cumulative net losses of $461.0 million since our inception and as a clinical stage company we have not generated any meaningful revenue to date.

Our primary source of liquidity has historically been from the completion of private placements and public offerings of our equity securities. The completion of equity financings between June 2024 and June 2025 is the primary source of our cash, cash equivalents and short-term investments in marketable debt securities totaling $120.2 million as of March 31, 2026.

Expected cash payments related to existing contractual obligations for the 12-months ending March 31, 2027 include approximately $0.8 million under our operating lease agreements.

Based on our cash, cash equivalents and investments in marketable debt securities totaling $120.2 million as of March 31, 2026, we believe we have adequate capital resources to meet our contractual obligations and carry out ongoing clinical trials and other planned activities for at least 12 months from the issuance date of the unaudited condensed consolidated financial statements as of March 31, 2026.

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

In addition to our licensing obligations, we also have approximately $0.4 million of long-term contractual obligations under existing operating lease agreements that expire by October 2027.

Based on our current forecast, we expect that our existing capital resources will be sufficient to fund our short-term liquidity requirements. However, we will need to obtain additional equity or debt financing in order to fund all of our long-term liquidity requirements.

Presented below is further discussion about the ongoing requirements pursuant to our license agreements with XOMA and ActiveSite, along with additional information about our ongoing financing activities that impacted our liquidity and capital resources through March 31, 2026.

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

To date we have paid a total of $12.0 million in milestone payments to XOMA. The most recent milestone payment of $5.0 million became due in May 2025 upon dosing of the last patient in our Phase 3 clinical trial for ersodetug and was paid in June 2025. The next milestone payment of $25.0 million will be due upon regulatory approval for ersodetug by any regulatory authority. We record a liability for milestone payments in our financial statements on the date that we achieve the milestone event. Additionally, upon the future commercialization of ersodetug, we will be required to pay royalties to XOMA based on the net sales of the related products, and milestone payments up to an additional $185.0 million if future annual net sales related to ersodetug exceed targets ranging from $100.0 million to $1.0 billion. Through March 31, 2026, no events have occurred that would result in the requirement to make additional milestone payments, and no royalties have been incurred to date.

ActiveSite License Agreement

In August 2017, we entered into a Development and License Agreement (the “ActiveSite License Agreement”) with ActiveSite Pharmaceuticals, Inc. (“ActiveSite”) pursuant to which we acquired the rights to ActiveSite’s Plasma Kallikrein Inhibitor program (“PKI Portfolio”). We initially focused on the development of RZ402 as a therapy for diabetic macular edema (“DME”). Following the completion of a Phase 2 clinical study for RZ402, we decided to pause the program to focus its resources on ersodetug. We are currently exploring the use of the PKI Portfolio to develop therapies for different indications. To date we have paid a total of $4.0 million in milestone payments to ActiveSite. The most recent milestone payment of $3.0 million was in February 2023 after dosing the first patient in a Phase 2 clinical trial for RZ402. The next milestone payment of $5.0 million will be due upon dosing of the first patient in a Phase 3 clinical trial. Remaining milestone payments under the ActiveSite License Agreement for various clinical and regulatory milestones amount to $25.0 million and milestones after commercial success or alternative indication approvals amount to $17.5 million. We will also be required to pay royalties equal to 2.0% of any net sales of products that use the PKI Program. Through March 31, 2026, no events have occurred that would result in the requirement to make additional milestone payments, and no royalties have been incurred to date.

Cash Flows Summary

Presented below is a summary of our operating, investing, and financing cash flows for the nine months ended March 31, 2026 and 2025 (in thousands):

	2026	2025	Change
Net cash provided by (used in):
Operating activities	$(51,489)	$(47,080)	$(4,409)
Investing activities	(33,396)	(14,887)	(18,509)
Financing activities	2,014	6,167	(4,153)

Cash Used in Operating Activities

For the nine months ended March 31, 2026 and 2025, cash used in operating activities amounted to $51.5 million and $47.1 million, respectively. The key components in the calculation of our cash used in operating activities are as follows (in thousands):

	2026	2025	Change
Net loss	$(57,095)	$(50,022)	$(7,073)
Non-cash expenses	10,829	5,183	5,646
Accretion of discounts and amortization of premiums on marketable debt securities, net	(1,993)	(2,059)	66
Changes in operating assets and liabilities, net	(3,230)	(182)	(3,048)
Total	$(51,489)	$(47,080)	$(4,409)

For the nine months ended March 31, 2026, our net loss was $57.1 million compared to $50.0 million for the nine months ended March 31, 2025. For further discussion about changes in our operating results for the nine months ended March 31, 2026 and 2025, please refer to Results of Operations above.

For the nine months ended March 31, 2026 and 2025, our non-cash expenses of $10.8 million and $5.2 million, respectively, were primarily attributable to share-based compensation expense and non-cash lease expense. For the nine months ended March 31, 2026 and 2025, the net impact of accretion of discounts and amortization of premiums on marketable debt securities reduced operating cash flows by $2.0 million and $2.1 million, respectively. For the nine months ended March 31, 2026, net changes in operating assets and liabilities decreased operating cash flow by $3.2 million, primarily driven by cash outflows that resulted in a net decrease in accounts payable and other accrued liabilities of $4.7 million. This amount was partially offset by a net decrease of $1.5 million in prepaid expenses and other assets. For the nine months ended March 31, 2025, net changes in operating assets and liabilities decreased operating cash flow by $0.2 million, primarily driven by cash outflows resulting in a net increase in prepaid expense and other assets of $1.2 million. This amount was partially offset by a net increase of $1.0 million in accounts payable and other accrued liabilities.

Cash Used in Investing Activities

For the nine months ended March 31, 2026, our net cash used in investing activities amounted to $33.4 million. For the nine months ended March 31, 2026, we received proceeds of $119.4 million upon the maturity of certain marketable debt securities. These cash proceeds from maturities, along with certain proceeds from the 2025 Underwritten Offering in April 2025 and the 2025 Private Placement in June 2025, were used to purchase a total of $152.7 million of marketable debt securities.

For the nine months ended March 31, 2025, our net cash used in investing activities amounted to $14.9 million. For the nine months ended March 31, 2025, we received proceeds of $85.8 million upon the maturity of certain marketable debt securities. These cash proceeds from maturities, along with certain proceeds from the underwriting agreement with Jefferies LLC and Cantor Fitzgerald & Co. for the planned issuance and sale of equity securities in an underwritten public offering in June 2024 (the “2024 Underwritten Offering”) and the 2024 Private Placement in July 2024, were used to purchase a total of $100.7 million of marketable debt securities.

Cash Provided by Financing Activities

For the nine months ended March 31, 2026, our net cash provided by financing activities of $2.0 million was attributable to cash receipts from the exercise of stock options.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Principal Executive and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on that assessment under those criteria, our management has determined that our internal control over financial reporting was effective as of March 31, 2026.

Changes in Internal Controls over Financial Reporting

During the period covered by this Report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our Risk Factor disclosures are set forth in (i) Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the Securities and Exchange Commission (“SEC”) on September 17, 2025, and (ii) in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2025 filed with the SEC on February 12, 2026. The risk factors included in the 2025 Form 10-K have not materially changed, except as reflected in the following new risk factors:

Risks Related to our Clinical Trials

Modifications to the upLIFT trial may fail to produce effective results.

In an effort to align with FDA guidance and improve the likelihood of demonstrating efficacy, the FDA allowed us to modify the upLIFT trial design. Such modifications include, without limitation to, removing the need to conduct a randomized, double-blind, placebo-controlled trial with hypoglycemia events as the endpoint. However, there can be no guarantees that these modifications are better able to demonstrate drug efficacy or that the upLIFT trial will meet its primary or secondary endpoints.

The FDA may reject the additional datasets we are preparing in support of the sunRIZE trial.

The FDA has expressed a willingness to accept additional datasets as it assesses the results of the sunRIZE trial to chart a path forward. The FDA encouraged us to submit study reports and analysis datasets from sunRIZE for the agency’s independent evaluation. However, there can be no guarantees that the datasets that we submit to the FDA will be acceptable to the FDA as adequate to support a finding of regulatory approval, efficacy or commercialization.

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

REZOLUTE, INC.

Date: May 12, 2026	By:	/s/ Nevan Charles Elam
Nevan Charles Elam
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Daron Evans
Daron Evans
Chief Financial and Business Officer
(Principal Financial Officer)