Form 10-K
period 2026-06-30
Rezolute, Inc.
filed 2026-09-24
CIK 1509261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑

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

As of December 31, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s voting stock held by non-affiliates, was approximately $203,924,000, based on the last reported sales price of $2.36 as quoted on the Nasdaq Capital Market on such date.

The Registrant had 96,722,333 shares of its $0.001 par value common stock outstanding as of September 21, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

None.

-i-

-

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (“Annual Report”) contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

●	our ability to obtain a favorable path forward with the U.S. Food and Drug Administration (“FDA” or the “Agency”) for ersodetug in the potential treatment of congenital hyperinsulinism;
●	our ability to obtain regulatory approvals for our therapeutics in development;
●	our expectations regarding clinical development and the timeline to complete clinical studies;
●	our projected operating or financial results, including anticipated cash flows to be used in operating activities;
●	our expectations regarding capital expenditures, research and development (“R&D”) expenses and the timing of milestone payments required under license agreements;
●	our beliefs and assumptions relating to our liquidity position, including our ability to obtain additional financing;
●	our future dependence on third-party manufacturers or strategic partners to manufacture any of our pharmaceutical drugs and diagnostics that receive regulatory approval; and
●	our ability to identify strategic partners and enter into license, co-development, collaboration or similar arrangements.

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, but not limited to, the risks described in “Risk Factors” in Part I, Item 1A of this Annual Report.

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many of these factors will be important in determining our actual future results. Consequently, none of our forward-looking statements can be guaranteed. Our future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this Annual Report are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report, except as otherwise required by applicable law.

-ii-

-

PART I

Item 1. Business.

Rezolute, Inc. (“Rezolute”, the “Company”, “we” or “us”) is a late-stage rare disease company focused on developing therapies that treat refractory and debilitating hypoglycemia associated with various forms of hyperinsulinism (“HI”).

Summary of Clinical Assets

Ersodetug

Our lead clinical asset, ersodetug, is a potential treatment for refractory hypoglycemia caused by multiple forms of hyperinsulinism.

Ersodetug is an intravenously administered human monoclonal antibody that binds to a unique site (allosteric) on the insulin receptor in insulin target tissues, such as in the liver, fat, and muscle. The antibody down modulates insulin receptor activity, thereby helping to restore glucose to a more normalized range in conditions associated with elevated insulin or insulin-like substances (e.g. IGF-2 variants). Ersodetug shows dose dependent pharmacokinetics with a half-life greater than 2 weeks, which has the potential for monthly dosing. Therefore, we believe that ersodetug is ideally suited as a potential therapy for conditions characterized by HI, and it is being developed to treat any form of HI. As ersodetug acts downstream from the cause of disease and source of HI (insulin or IGF-2 production), it has the potential to be universally effective at treating hypoglycemia related to HI, whether genetic or acquired.

Ersodetug for Congenital HI

sunRIZE Phase 3 Study

On December 11, 2025, we announced that the sunRIZE study did not meet its primary endpoint (hypoglycemia events by finger stick self-monitored blood glucose “SMBG”) or its key secondary endpoint (time in hypoglycemia by continuous glucose monitoring “CGM”) at the defined Week 24 evaluable window. Although statistical significance for the secondary endpoint was not achieved at the Week 24/End of Treatment evaluation window, larger and often nominally statistically significant reductions in hypoglycemia compared to placebo were consistently observed throughout the maintenance dosing phase of the study, across time and numerous pre-specified and post-hoc CGM-based endpoints.

While we believe the pronounced placebo/study effect confounded the results, with a particular impact on the primary endpoint of hypoglycemia events by SMBG due to measurement bias associated with infrequent measurement, the totality of the data further supports previous clinical evidence that ersodetug is active against hypoglycemia in patients. Specifically, there was evidence of pharmacologic activity, as target therapeutic drug concentrations were achieved in both treatment groups (5 mg/kg and 10 mg/kg) with highly sensitive biomarker responses (increases in circulating insulin) in the active treatment groups that are directly indicative of reduced insulin activity at its receptor, which biologically implies reduced cellular glucose transport and an increase in blood glucose.

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

-

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

We met with the FDA on March 17, 2026, under our Breakthrough Therapy Designation to discuss next steps for this indication. During the meeting, we presented summary results from sunRIZE including: (i) information to support our belief that the primary endpoint was confounded as a result of behavioral factors; (ii) evidence of pharmacologic activity; (iii) consistent improvements compared to placebo in time in hypoglycemia and a variety of other CGM-based glycemic endpoints, as discussed above; and (iv) preliminary favorable observations from the ongoing open-label extension (“OLE”).

Based on our analyses, observations from sunRIZE inform our belief that the pharmacologic response demonstrates therapeutic activity, which may have been obscured by the unblinded nature of the SMBG endpoint which is necessary for patient standard of care monitoring, along with perceptions of treatment assignment. The magnitude of the placebo response observed for hypoglycemia events by SMBG was unexpected and reveals a significant challenge in studying glucose in an ambulatory setting, where real-time glycemic monitoring and corresponding lifestyle changes can independently influence outcomes, particularly when the patient-monitored glucose is simultaneously the safety lifeline for patient and families.

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

As a next step for the program, FDA encouraged us to submit comprehensive analysis datasets and summary outcomes for the Agency’s independent evaluation. Following that review, we believe that a determination may be made whether there is sufficient evidence to support the submission of a marketing application for sunRIZE or if additional information and/or clinical studies are required, which could have an impact on our operating plans and cash resources as described in more detail in Item 1A of this Annual Report. In September 2026, the Agency informed us that it is still reviewing the submission for purposes of evaluating a potential regulatory path forward for ersodetug in congenital HI. Given that FDA’s review is being conducted outside of the customary formal meeting process, there is no specific timeline regarding when feedback will be received or alignment on potential next steps will be reached. We will continue to await feedback and reserve the ability to request a formal meeting under a regulatory timeline, as needed.

All 59 participants who completed the study elected to continue to receive ersodetug in the OLE. To date, 56 participants remain in the OLE, with an exposure duration ranging from ~9 months for the most recently entered patients, to more than 24 months. Preliminary OLE observations demonstrate continued glycemic benefit, including a clinically significant change in glycemic control in the rolled-over placebo participants compared to the controlled period of the study. These glycemic benefits have enabled a concurrent significant overall reduction in background SOC therapies (e.g., diazoxide, somatostatin analogs, and/or regular tube feeds), with a significant number of patients now receiving ersodetug as monotherapy, which we believe is a potential indicator of ersodetug’s underlying efficacy. The OLE phase of sunRIZE remains ongoing at the present time, but we are evaluating the appropriate timing to conclude the sunRIZE study OLE and move patients into its EAP, depending in part on outcomes from pending FDA interactions

Congenital HI is the most common cause of recurrent and persistent hypoglycemia in children. Individuals with congenital HI typically present with signs or symptoms of hypoglycemia shortly after birth. Hypoglycemia can result in significant brain injury and death if not recognized and managed appropriately. Additionally, recurrent, or cumulative, hypoglycemia can lead to progressive and irreversible damage over time, including serious and devastating brain injury,

-

seizures, neuro-developmental problems, feeding difficulties and significant impact on patient and family quality of life. In cases where individuals have diffuse disease, a near-total pancreatectomy (“NTP”) may be undertaken, although ongoing medical treatment of hypoglycemia is generally required for several years after surgery, before eventual insulin-dependent diabetes ensues. There are no FDA approved therapies for all forms of congenital HI, and the current standard of care treatments are suboptimal. The treatments used by physicians today include glucagon, diazoxide, somatostatin analogues and pancreatectomy. We estimate that in the U.S. alone, the initial addressable pediatric market for congenital HI is more than 1,500 individuals.

Ersodetug has received Orphan Drug Designation in the U.S. and European Union for the treatment of congenital HI, as well as Rare Pediatric Disease Designation in the U.S., a prerequisite for a request for a Rare Pediatric Disease Priority Review Voucher upon Biologics License Application (BLA) submission. Based on the multinational Phase 2b (RIZE) clinical trial outcomes and the evidence of benefit in this serious condition with substantial unmet medical need, ersodetug was subsequently granted a priority medicines (PRIME) designation by the European Medicines Agency (EMA), an Innovation Passport designation by the UK Innovative Licensing and Access Pathway (ILAP) Steering Group for the treatment of congenital HI, and Breakthrough Therapy Designation by the FDA in the U.S.

Ersodetug for Tumor HI

upLIFT Phase 3 Study

In mid-2025 we initiated the Phase 3 registrational study (“upLIFT”) of ersodetug for the treatment of hypoglycemia due to tumor HI. We anticipate completing enrollment and announcing topline results from the study before the end of 2026.

At a meeting held with FDA on August 19, 2025, the Agency agreed to modifications to the design of the upLIFT study including removing the need to conduct a randomized, double-blind, placebo-controlled trial with hypoglycemia events as the endpoint. The streamlined upLIFT study is a Phase 3, registrational, single-arm, open-label, pivotal trial in approximately 16 participants with insulinoma or paraneoplastic non-islet cell tumors, who require continuous parenteral dextrose because of refractory hypoglycemia. Eligible participants requiring continuous parenteral dextrose will receive ersodetug 9 mg/kg per week for 8 weeks, as an add-on to standard of care. Following this 8-week pivotal treatment period, all participants may receive ersodetug in long-term extension, with the discretion to decrease the dosing frequency to every 2 to 4 weeks. The primary endpoint is the proportion of participants able to achieve at least a 50 percent reduction from baseline in the rate of continuous parenteral dextrose (glucose infusion rate; “GIR”), where statistical significance would be achieved if the lower bound of the 95% confidence interval of the point estimate exceeds 30% (equating to a responder rate of ~9 of 16 participants). Additional endpoints include the time to discontinuation of glucose infusion, time to discharge from the hospital, extent of hypoglycemia events and hypoglycemia time in the outpatient setting by SMBG and CGM, respectively, and patient reported quality of life.

On June 2, 2026, we provided an interim update on the program based on the initial 8 participants, comprising both insulinoma and non-islet cell tumor hypoglycemia. Of the eight participants enrolled, six had already met the responder criterion for the study’s primary endpoint, which is the number of participants achieving at least a 50 percent reduction from baseline in intravenous glucose requirements (glucose infusion rate; GIR) within the 8-week pivotal treatment phase. Each of these 6 participants also achieved a complete discontinuation of intravenous glucose requirements with the administration of ersodetug. Since the time of this announcement, the seventh participant has also met the responder criterion for the study’s primary endpoint.

The eighth participant withdrew study consent and discontinued ersodetug and all other non-palliative therapies prior to completion of the pivotal treatment phase. This patient had Stage 4 metastatic colon cancer and a poor Eastern Cooperative Oncology Group performance status (ECOG 4). The participant elected to be discharged from the hospital to receive hospice care at home, where they died one week later due to cancer progression. The reduction and eventual discontinuation of intravenous glucose were undertaken in the setting of hospice transition, so the participant is being counted as a non-responder for purposes of assessing the primary endpoint.

Based on historical precedent, supportive data from the sunRIZE study (i.e., safety and drug activity), the recent liberalization of the tumor HI study and differentiation between study endpoints, and the experience that we have reported

-

in the historical Expanded Access Program, we remain cautiously optimistic regarding the probability of success in this indication.

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

While we believe the total addressable market may be larger, the immediately addressable incidence market for the combined indications causing tumor HI is estimated to be approximately 3,000 patients in the U.S. alone per year. We believe 60% of these patients are managed at the National Cancer Institutes and academic medical centers, which will be our primary focus at launch.

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

-

at the time of request. Further treatment with tumor-directed therapies (e.g., embolization, radiotherapy, chemotherapy) was often deferred as a result of debilitating hypoglycemia.

Generally, dosing for tumor HI patients in the EAP has been either 6 mg/kg or 9 mg/kg every 1-4 weeks. Nearly universally, ersodetug has led to substantial reductions in GIR (equating to an improvement in hypoglycemia) and has been well tolerated. After initiation of ersodetug, GIR was discontinued or substantially reduced, and hospitalized patients were able to be discharged and receive maintenance ersodetug doses on an outpatient basis, with durable benefit. In several cases, other background medical therapies to prevent hypoglycemia were able to be weaned or stopped, and patients were able to resume tumor-directed therapies for treatment of their underlying cancer. No participants have discontinued the therapy due to lack of response or safety, and the duration of treatment has ranged from several months to more than 2 years in some instances, in this subset of tumor HI patients with significantly advanced and metastatic tumor burden.

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

We also maintain an EAP for patients with congenital and other forms of hyperinsulinism, which has served to provide access on a compassionate use basis, to patients who do not qualify or otherwise cannot participate in a clinical trial of ersodetug. This includes several congenital HI participants who were refractory to usual therapies and one infant where off-label or surgical (pancreatectomy) intervention was being considered as the only remaining option, but was averted by use of ersodetug in the EAP. The duration of treatment in these participants ranges from more than a year to more than 4 years, with ongoing benefit.

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

As further described in the “Ersodetug License Agreement” section below, we hold a worldwide, exclusive license to patents covering the ersodetug molecule, including 38 issued patents worldwide and in the U.S. (4 U.S.) and pending patent applications with claims directed to compositions of matter and methods of use in therapy. These patents expire between 2030 and 2036. We also are pursuing patent applications relating to formulations of the clinical product candidate.

-

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

Research and Development

We incurred approximately $53.8 million and $61.5 million in research and development expenses for the fiscal years ended June 30, 2026 and 2025, respectively. For further discussion of activities related to our clinical programs, please refer to the discussion above. For further discussion of our research and development expenses, please refer to the discussion under the caption Results of Operations under Item 7 of this Annual Report.

Human Capital Management

Employees

As of June 30, 2026, we had 58 full-time employees, of which 40 employees were engaged in research and development and 18 employees were engaged in general and administrative functions. Of the 58 employees, all were located in the United States. We have a number of employees who hold Ph.D. degrees and other advanced degrees. None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages nor are we aware of any employment circumstances that are likely to disrupt work at any of our facilities. As part of our measures to attract and retain personnel, we provide a number of benefits to our full-time employees, including health insurance, life insurance, retirement benefits, paid holiday and vacation time. In addition, we grant stock options, restricted stock units (“RSU”), and other equity compensation to certain key employees as an added incentive to remain in our employment. We believe that we maintain good relations with our employees.

Diversity and Inclusion

Diversity and inclusion are priorities for us. We believe that a rich culture of inclusion and diversity enables us to create, develop and fully leverage the strengths of our workforce. In furtherance of our commitment to inclusion and diversity, on May 30, 2023, we adopted an equity and inclusion policy.

-

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

Risks Related to Our Product Development and Commercialization

The supplemental information provided to the FDA to support our belief in the effectiveness of ersodetug in the treatment of congenital HI might not result in a viable path forward.

As discussed in this Annual Report, on March 17, 2026, we met with the FDA to discuss the results of the sunRIZE trial and were asked to submit comprehensive analysis datasets and summary outcomes for the Agency’s independent evaluation.  There can be no guarantee that after it analyzes the supplemental information that the FDA will agree to a path forward that is viable, both in terms of required information and cost, or a path that doesn’t require us to conduct a new randomized study.  If we are required to either (i) provide additional information that we are unable to provide or (ii) conduct a new randomized study, our current operational plans may change in scope, timeline and  required resources, which may require us to make significant operational changes.

There is no guarantee that the FDA will not consider the results of the sunRIZE trial when it considers additional regulatory steps related to ersodetug and its treatment of other conditions.

As discussed in this Annual Report, we have previously asked the FDA whether it will consider the results of the sunRIZE trial when considering additional regulatory steps related to ersodetug, including whether the results of the sunRIZE trial will impact the FDA’s assessment of any results that we may receive from the upLIFT trial. Although the FDA has not historically grouped trial results in this way, in the event the FDA takes this approach in connection with ersodetug this could significantly impact our business and future plans. Specifically, if we are required to delay

-

studying, marketing or monetizing any future potential applications of ersodetug, we may be required to make significant operational changes.

If our clinical trials fail to replicate positive results from earlier preclinical studies or clinical trials conducted by us or third parties, we may be unable to successfully develop, obtain regulatory approval for or commercialize our product candidates.

Our preclinical studies or early clinical trials of our product candidates, whether conducted by us or third parties, may not necessarily be predictive of the results of later clinical trials that we conduct. For example, despite promising results in our early clinical trials of ersodetug, our sunRIZE trial failed to meet its primary endpoint or key secondary endpoint. Similarly, even if we are able to complete our planned upLIFT trial, positive results from earlier clinical trial may not be replicated in our subsequent preclinical studies or clinical trials or in real-world results.

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

-

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

-

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

-

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

-

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

If any of our product candidates move from clinical development into commercialization, this anticipated growth will place significant strains on our management, operational systems and processes, financial systems and internal controls and other aspects of our business. We must upgrade our internal business processes and capabilities to create the scalability that a growing business demands. As of September 21, 2026, we had 63 full-time employees. To execute our anticipated growth successfully, we must continue to attract and retain qualified personnel and manage and train them effectively. Commercializing any of our product candidates will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service, distribution and quality assurance personnel. In addition, we expect that we will need to hire additional accounting, finance and other personnel.

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

-

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

Risks Related to Our Business

Failure of our clinical trials could expose us to litigation and other legal claims, which could materially and adversely affect our business, financial condition and results of operations.

The failure, delay or unfavorable results of any of our clinical trials could give rise to claims or litigation by investors, clinical trial participants, business partners, employees or other parties. Such claims could allege, among other things, that we failed to adequately design, conduct, oversee or disclose the results of our clinical trials, or that our public statements regarding our clinical development programs were inaccurate or misleading. Regardless of the merits or ultimate outcome of any such claims, defending litigation could require significant financial and management resources and could result in substantial costs, damages, settlements or other liabilities. In addition, adverse publicity associated with litigation could harm our reputation and relationships with investors, collaborators, regulators and other stakeholders. Any such litigation or related proceedings could therefore materially and adversely affect our business, financial condition, results of operations and prospects.  For example, following the release of the results of our sunRIZE trial our stock price suffered a decline. As a result, plaintiffs law firms have announced investigations into potential securities laws violations based on allegations related to the results of the sunRIZE trial. While we believe these allegations are without merit, and no litigation has been commenced to date regarding such allegations, we still face the potential for litigation to be initiated against us.

We have a long history of losses and may not achieve profitability in the future. We will need substantial additional capital to fund our operations. If we fail to obtain additional capital, we will be unable to sustain operations.

We incurred net losses of $77.6 million and $74.4 million for the fiscal years ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $481.4 million. Cash used in our operating activities amounted to $64.6 million and $69.1 million for the fiscal years ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had cash and cash equivalents of $10.6 million and investments in marketable debt securities of $97.2 million that is expected to provide us with adequate capital resources to fund planned activities for at least 12 months from the issuance date of the consolidated financial statements for the year ended June 30, 2026.

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

-

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

Federal and state laws impose substantial restrictions on the utilization of net operating loss (“NOL”) carryforwards in the event that certain ownership changes occur as defined in Section 382 of the Internal Revenue Code (“IRC”). Due to our financing activities, we experienced ownership changes that have resulted in significant limitations on the future use of our NOL carryforwards. As of June 30, 2026, we have U.S. federal NOL carryforwards of approximately $248.9 million, of which $33.4 million will expire without any opportunity for utilization due to the limitations set forth in IRC Section 382. Our ability to use the remaining $215.5 million of U.S. federal NOL carryforwards is subject to strict limitations as a result of prior ownership changes. It is possible that future ownership changes could result in further limitations on the use of our NOL carryforwards or other tax attributes, which could adversely affect our future financial position, profitability and cash flows.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002 (“Section 404”), and the related rules of the SEC which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. Effective April 27, 2020, the SEC adopted amendments to the “accelerated filer” and “large accelerated filer” definitions in Rule 12b-2 under The Securities and Exchange Act of 1934. The amendments exclude from the “accelerated filer” and “large accelerated filer” definitions an issuer that is eligible to be a smaller reporting company (“SRC”). We currently meet the definition of an SRC. We determined that our Company does not meet the accelerated or large accelerated filer definitions as of June 30, 2026. For so long as we remain a smaller reporting company and a non-accelerated filer, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies, including, but not limited to, not being required as a non-accelerated filer to comply with the auditor attestation requirements of Section 404(b). An independent assessment by our independent registered public accounting firm of the effectiveness of internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

-

Although we have determined that our internal control over financial reporting was effective as of June 30, 2026, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remediate any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

In the future, we may no longer qualify as a smaller reporting company or non-accelerated filer, which could increase our compliance costs and reporting obligations.

We currently qualify as an SRC and a non-accelerated filer under applicable SEC rules. As a result, we are eligible to take advantage of certain reduced disclosure requirements and exemptions from requirements applicable to other public companies, including the exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Our status as an SRC and non-accelerated filer is determined annually based on, among other factors, our public float and, where applicable, our annual revenues. If our public float increases above applicable thresholds, or if we otherwise cease to qualify as an SRC or non-accelerated filer, we could become subject to additional disclosure, compliance and governance requirements. These additional requirements could include expanded executive compensation disclosures, accelerated filing deadlines and, if applicable, auditor attestation requirements regarding internal control over financial reporting.

Compliance with these additional requirements would increase our legal, accounting and administrative costs and require greater management attention and internal resources. If we are unable to comply with any such requirements in a timely manner, investors may lose confidence in our reported information, the market price of our common stock could decline and we could become subject to regulatory scrutiny or enforcement actions.

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

As of June 30, 2026, the fair value of the investments in our marketable debt securities portfolio was approximately $97.2 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to,

-

rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could result in credit-related loss and result in realized losses. The process for determining whether allowances are needed for credit-related losses usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

As of June 30, 2026, we had $0.1 million in net unrealized losses in our marketable debt securities. Unrealized losses in our marketable debt securities portfolio may increase in the future due to the aforementioned economic factors. While our goal is to hold each security until maturity, that may not be possible in light of our policy to preserve capital and liquidity and because investment in securities with unrealized losses have a diminished utility as a source of liquidity prior to maturity. Selling securities with an unrealized loss would result in the realization of such losses, which could have an adverse effect on our financial condition and results of operations.

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

We typically develop our product candidates using compounds that we have acquired or in-licensed, including the original composition of matter patents and patents that claim the activities and methods for such compounds’ production and use. For example, in 2017 we in-licensed (i) a fully human monoclonal antibody from XOMA Corporation (“XOMA”), who was acquired by Ligand Pharmaceuticals Incorporated on July 14, 2026, as well as (ii) a plasma kallikrein inhibitor portfolio from ActiveSite Pharmaceuticals (“ActiveSite”) and in consideration for such licenses, we will continue to incur milestone payments and royalties as we progress product candidates through development.

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

-

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

-

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

-

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

-

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

Our management periodically evaluates information provided by its consultants on evolving cybersecurity risks and, based on its assessment of the processes the Company has put in place, does not believe there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations, or financial condition. Further, we did not have any cybersecurity incidents in fiscal year 2026.

Item 2. Properties.

In April 2022, we entered into a lease for a corporate headquarters facility at 275 Shoreline Drive, Suite 500, Redwood City California 94065. The leased space contains approximately 9,300 square feet of office space. The lease commenced in October 2022 and provides for average remaining monthly rent payments of approximately $53,000 through October 2027.

In November 2020, we entered into a lease in Bend, Oregon where the leased space consists of approximately 5,000 square feet of office space. In October 2023, we entered into a lease extension for this space, which provides for monthly rent payments of approximately $9,000 through February 2027.

We believe our current physical properties are sufficient and adequate to meet our current and projected requirements.

Item 3. Legal Proceedings.

For a discussion of the Company’s legal proceedings, please refer to the discussion under the caption “Notes to Consolidated Financial Statements - Commitments and Contingencies” in Part II. Item 8 of this Annual Report.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since November 9, 2020, our common stock has traded on Nasdaq under the symbol “RZLT”.

-

Holders

As of September 21, 2026, there were 231 holders of record of our common stock. We believe the number of beneficial owners of our common stock is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker “street names” for the benefit of individual investors.

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

Executive Summary

Our priorities going into the second half of 2026 and first half of 2027 are to: (i) achieve alignment with the FDA on the path forward in congenital HI following the completion of the sunRIZE study, (ii) complete enrollment and announce topline data for the registrational Phase 3 upLIFT study in tumor HI, and (iii) assuming supportive data, submit a Biologics License Application to the FDA for ersodetug in mid-2027.

Clinical Development

Our focus as a Company is advancing ersodetug as a potential treatment for refractory hypoglycemia caused by all forms of HI, specifically in two Phase 3 clinical studies for congenital HI and tumor HI. In December 2025, we announced topline results from the Phase 3 sunRIZE study of ersodetug in patients with congenital HI, in which the study did not meet its primary endpoint or key secondary endpoint, despite a favorable safety profile and substantial evidence of clinical activity from the broader clinical development program. Following the topline results, we engaged with the FDA to review the totality of available data from sunRIZE, including continuous glucose monitoring (CGM) and longer-term treatment data. In subsequent interactions, the FDA has continued to acknowledge the challenges associated with conducting randomized, placebo-controlled studies in this rare pediatric patient population, including the potential impact of intensive monitoring and caregiver intervention on measures of hypoglycemia. As of September 2026, the FDA continues to review the substantial body of data generated from the sunRIZE program to determine whether there is a potential regulatory path

-

forward for ersodetug in congenital HI, and no specific timeline has been established for completion of this review. See Item 1A of this Annual Report for the related risks.

The upLIFT study in tumor HI is currently enrolling in the U.S. and Europe. At a meeting held with FDA on August 19, 2025, the Agency agreed to modifications to the design of the study including removing the need to conduct a double-blind randomized placebo-controlled trial. The truncated study will include as few as 16 participants and will be limited to the single-arm open-label portion of the upLIFT study. On June 2, 2026, we provided an interim update on the program. Of the initial eight participants enrolled six had already met the responder criterion for the study’s primary endpoint and a seventh participant met the responder criterion following the June interim update. Topline results from the study are anticipated to be available before the end of 2026. See Item 1A of this Annual Report for the related risks.

Factors Impacting our Results of Operations

We have not generated any meaningful revenues since our inception in March 2010. Over the last several years, we have conducted private placements and public offerings to raise additional capital, conducted pre-clinical and clinical trials, and conducted other research and development activities on our product candidates.

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

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of cash and share-based compensation and employee benefits related to personnel engaged in our administrative, finance, accounting and executive functions. Our G&A expenses also include professional fees for business development, commercial planning, legal, auditing, consulting, investor relations, other costs primarily related to our status as a public company, and an allocable portion of our facilities and overhead costs based on personnel and other resources devoted to G&A activities.

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

-

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

Share-Based Compensation Expense

We measure the fair value of services received in exchange for grants of share-based awards based on the fair value of the award as of the grant date. We compute the fair value of equity awards with time-based vesting using the Black-Scholes Merton (“BSM”) option-pricing model and recognize the cost of the equity awards over the period that services are provided to earn the award. For stock option awards that contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized on a straight-line basis over the requisite service period as if the award was, in substance, a single award. Fair value of RSUs is based on the closing market price on the date of grant whereby compensation costs is recognized on a straight-line basis over the vesting period of the RSUs.

We recognize the impact of forfeitures in the period that the forfeiture occurs, rather than estimating the number of awards that are not expected to vest in accounting for share-based compensation.

Results of Operations

Our results of operations for the fiscal years ended June 30, 2026 and 2025 reflect net losses of approximately $77.6 million and $74.4 million, respectively. Our consolidated statements of operations for the fiscal years ended June 30, 2026 and 2025, along with the changes between fiscal years, are summarized below (in thousands, except percentages):

	2026	2025	Change	Percent
Operating expenses:
Research and development:	$53,798	$61,527	$(7,729)	(13)%
General and administrative:	29,168	18,367	10,801	59%
Total operating expenses	82,966	79,894	3,072	4%
Operating loss	(82,966)	(79,894)	(3,072)	4%
Non-operating income:
Interest and other income, net	5,380	5,482	(102)	(2)%
Net loss	$(77,586)	$(74,412)	$(3,174)	4%

Presented below is a discussion of the key factors that resulted in changes in our results of operations for the fiscal years ended June 30, 2026 and 2025.

-

Revenue. As a clinical stage company, we did not generate any revenue for the fiscal years ended June 30, 2026 and 2025. We are at a late stage of clinical development and do not currently have any commercial products. Our existing product candidates will require extensive additional clinical evaluation, regulatory review, significant marketing efforts and substantial investment before they generate any revenue. We do not expect to be able to market any of our product candidates for several years.

Research and Development Expenses. R&D expenses for the fiscal years ended June 30, 2026 and 2025 were as follows (in thousands, except percentages):

	2026	2025	Decrease	Percent
Total R&D expenses	$53,798	$61,527	$(7,729)	(13)%

The decrease in R&D expenses of $7.7 million for the fiscal year ended June 30, 2026 was primarily attributable to (i) a decrease of $7.6 million related to ersodetug clinical and manufacturing costs and (ii) a decrease of $4.1 million in other R&D costs. These decreases amount to $11.7 million and were partially offset by a $3.4 million increase in R&D employee compensation and benefits and an increase of $0.6 million for severance expense.

The decrease in ersodetug program costs of $7.6 million primarily was driven by a decrease of $9.3 million due to lower spending on drug substance and drug product manufacturing, including decreases in activity for process performance qualification (“PPQ”) comparative to prior years PPQ activities to supply the sunRIZE OLE, upLIFT study and expanded access programs. This decrease of $9.3 million was partially offset by (i) an increase of $1.1 million in clinical costs due to startup activities, such as site activations, patient screenings and patient enrollment costs, for the Phase 3 upLIFT study, and (ii) an increase of $0.6 million in clinical trial costs for our congenital HI Phase 3 clinical study, which completed enrollment in May 2025, but still had 56 participants continuing on the OLE as of June 30, 2026. For the fiscal year ended June 30, 2025, we had lower clinical costs incurred for the Phase 3 upLIFT study as startup costs did not commence until January 2025. In addition, clinical costs for the sunRIZE study were lower due to fewer patients that were actively on study protocol or OLE for the fiscal year ended June 30, 2025.

Other R&D costs decreased by $4.1 million primarily due to a $5.0 million decrease in milestone payments under our ersodetug license agreement. The most recent milestone payment of $5.0 million became due in May 2025 upon dosing of the last patient in the Company’s Phase 3 sunRIZE clinical trial for ersodetug. This decrease was partially offset by an increase of $0.9 million in other R&D costs related to quality and patient affairs costs incurred to support the Phase 3 clinical studies.

For the year ended June 30, 2026, we had an average of 45 R&D employees compared to 48 R&D employees for the year ended June 30, 2025. The $3.4 million increase in R&D compensation and benefits was attributable to an increase of $3.0 million in share-based compensation and an increase of $0.4 million in cash-based compensation and benefits. There was $0.9 million of severance expense related for 21 R&D employees that were terminated on December 15, 2025 in connection with a management implemented workforce reduction, compared to $0.3 million of severance expense recognized for the fiscal year ended June 30, 2025.

General and Administrative Expenses. G&A expenses for the fiscal years ended June 30, 2026 and 2025 were as follows (in thousands, except percentages):

	2026	2025	Increase	Percent
Total G&A expenses	$29,168	$18,367	$10,801	59%

The increase in G&A expenses of $10.8 million for the fiscal year ended June 30, 2026 was attributable to an increase of $5.7 million in G&A compensation and benefits, an increase of $4.6 million in other G&A costs related to business development and market research and planning activities in preparation for future ersodetug commercial activities, and an increase in severance expense of $0.5 million.

The $5.7 million increase in G&A compensation and benefits was attributable to an increase of $4.4 million in share-based compensation and an increase of $1.3 million in cash-based compensation and benefits. The increase of $1.3 million in

-

cash-based compensation was due to an increase in the average number of G&A employees from 18 for the fiscal year ended June 30, 2025 to 21 employees for the fiscal year ended June 30, 2026. There was $0.6 million of severance expense for eight G&A employees that were terminated on December 15, 2025 in connection with a management implemented workforce reduction, compared to $0.1 million of severance expense recognized in the fiscal year ended June 30, 2025.

Interest and other income. For the fiscal year ended June 30, 2026, we recognized $5.4 million of interest income compared to $5.5 million of interest income for the fiscal year ended June 30, 2025. This decrease of $0.1 million was primarily due to lower yields in fiscal year 2026 as the weighted average yield on interest-earning assets held by us decreased from 4.35% on June 30, 2025 to 3.78% on June 30, 2026. The impact of lower yields was partially offset by a higher average monthly balance of investments in marketable debt securities throughout the fiscal year ended June 30, 2026 compared to the fiscal year ended June 30, 2025.

Income Taxes. For the fiscal years ended June 30, 2026 and 2025, we did not recognize any income tax benefit due to our net losses and our determination that a full valuation allowance was required for our deferred income tax assets.

Liquidity and Capital Resources

Short-term Liquidity Requirements

As of June 30, 2026, we had cash and cash equivalents of $10.6 million and investments in marketable debt securities $97.2 million for total capital resources of $107.8 million. Working capital amounted to approximately $99.1 million as of June 30, 2026. We have incurred cumulative net losses of $481.4 million since our inception and as a clinical stage company we have not generated any meaningful revenue to date.

Our primary source of liquidity has historically been from the completion of private placements and public offerings of our equity securities. The completion of equity financings between June 2024 and June 2025 is the primary source of total cash and cash equivalents and investments in marketable debt securities of $107.8 million as of June 30, 2026.

Expected cash payments related to our existing contractual obligations for the fiscal year ending June 30, 2027 include approximately $0.8 million under our operating lease agreements.

Based on our cash, cash equivalents and marketable debt security investments totaling $107.8 million as of June 30, 2026, we believe we have adequate capital resources to meet our contractual obligations and carry out ongoing clinical trials and other planned activities for at least 12 months from the issuance date of the consolidated financial statements for the year ended June 30, 2026.

Long-term Liquidity Requirements

Our most significant long-term contractual obligations consist of $25.0 million payable upon regulatory approval for ersodetug by any regulatory authority under the Ersodetug Licensing Agreement (as defined below), and additional clinical and regulatory milestone payments up to $25.0 million payable to ActiveSite. Due to uncertainties in the timing associated with clinical trial activities and regulatory approvals, there is even greater uncertainty in forecasting the timing of our long-term future clinical and regulatory milestone payments.

In addition to the clinical and regulatory milestone payments discussed above, upon the future commercialization of ersodetug and compounds from our PKI Portfolio (as defined below) we will be obligated to pay additional milestone payments and alternative indication regulatory approval payments for an aggregate up to $202.5 million and royalties based on the net sales of the related products. These future milestones include $185.0 million in potential payments under the Ersodetug License Agreement and $17.5 million to ActiveSite for various sales-based milestones and alternative indication regulatory approvals. No assurance can be provided that commercialization will ever be achieved for ersodetug or compounds from our PKI Portfolio, in which case none of these future payments may ever be required.

In addition to our licensing obligations, we also have approximately $0.2 million of long-term contractual obligations under existing operating lease agreements that expire by October 2027. Based on our current forecast, we expect that our existing capital resources will be sufficient to fund our short-term liquidity requirements. However, we will need to obtain additional equity or debt financing in order to fund all of our long-term liquidity requirements.

-

Presented below is additional discussion about the ongoing requirements pursuant to our license agreements, along with additional information about our ongoing financing activities that impacted our liquidity and capital resources for the fiscal year ended June 30, 2026.

Ersodetug License Agreement

In December 2017, we entered into a license agreement (the “Ersodetug License Agreement”) with XOMA through its wholly-owned subsidiary, XOMA (U.S.) LLC, pursuant to which XOMA granted an exclusive global license to develop and commercialize ersodetug for all indications. On July 14, 2026, XOMA was acquired by Ligand Pharmaceuticals Incorporated (“Ligand”).

To date we have paid a total of $12.0 million in milestone payments pursuant to the Ersodetug License Agreement. The most recent milestone payment of $5.0 million became due in May 2025 upon dosing of the last patient in our Phase 3 clinical trial for ersodetug and was paid in June 2025. The next milestone payment of $25.0 million will be due upon regulatory approval for ersodetug by any regulatory authority. We record a liability for milestone payments in our financial statements on the date that we achieve the milestone event. Additionally, upon the future commercialization of ersodetug, we will be required to pay royalties to Ligand based on the net sales of the related products, and milestone payments up to an additional $185.0 million if future net sales related to ersodetug exceed annual targets ranging from $100.0 million to $1.0 billion. Through June 30, 2026, no events have occurred that would result in a requirement to make additional milestone payments, and no royalties have been incurred to date.

ActiveSite License Agreement

In August 2017, we entered into a Development and License Agreement (the “ActiveSite License Agreement”) with ActiveSite Pharmaceuticals, Inc. (“ActiveSite”) pursuant to which we acquired the rights to ActiveSite’s Plasma Kallikrein Inhibitor program (“PKI Portfolio”). We initially focused on the development of RZ402 as a therapy for diabetic macular edema (“DME”). Following the completion of a Phase 2 clinical study for RZ402, we decided to pause the program to focus our resources on ersodetug. We are currently exploring the use of the PKI Portfolio to develop therapies for different indications. To date we have paid a total of $4.0 million in milestone payments to ActiveSite. The most recent milestone payment of $3.0 million was in February 2023 after dosing the first patient in a Phase 2 clinical trial for RZ402. The next milestone payment of $5.0 million will be due upon dosing of the first patient in a Phase 3 clinical trial. Remaining milestone payments under the ActiveSite License Agreement for various clinical and regulatory milestones amount to $25.0 million and milestones after commercial success or alternative indication approvals amount to $17.5 million. We will also be required to pay royalties equal to 2.0% of any net sales of products that use the PKI Portfolio. Through June 30, 2026, no events have occurred that would result in the requirement to make additional milestone payments, and no royalties have been incurred to date.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows for the fiscal years ended June 30, 2026 and 2025 (in thousands):

	2026	2025	Change
Net cash provided by (used in):
Operating activities	$(64,635)	$(69,075)	$4,440
Investing activities	(21,098)	(14,541)	(6,557)
Financing activities	2,241	107,327	(105,086)

-

Cash Flows Used in Operating Activities

For the fiscal years ended June 30, 2026 and 2025, cash flows used in operating activities amounted to $64.6 million and $69.1 million, respectively. The key components in the calculation of our cash used in operating activities are as follows (in thousands):

	2026	2025	Change
Net loss	$(77,586)	$(74,412)	$(3,174)
Non-cash expenses	15,070	7,684	7,386
Accretion of discounts and amortization of premiums on marketable debt securities, net	(2,449)	(2,394)	(55)
Changes in operating assets and liabilities, net	330	47	283
Total	$(64,635)	$(69,075)	$4,440

For the fiscal year ended June 30, 2026, our net loss was $77.6 million compared to $74.4 million for the fiscal year ended June 30, 2025. For further discussion about changes in our operating results for the fiscal years ended June 30, 2026 and 2025, please refer to Results of Operations above.

For the fiscal year ended June 30, 2026, our non-cash expenses of $15.1 million primarily consisted of share-based compensation expense of $14.5 million and non-cash lease expense of $0.6 million. For the fiscal year ended June 30, 2025, our non-cash expenses of $7.7 million primarily consisted of share-based compensation expense of $7.1 million and non-cash lease expense of $0.5 million.

For each of the fiscal years ended June 30, 2026 and 2025, non-cash gains consisted of the net impact of accreting discounts and amortizing premiums on investments in marketable debt securities of $2.4 million.

For the fiscal year ended June 30, 2026, net changes in operating assets and liabilities increased operating cash flow by $0.3 million, primarily driven by a decrease in prepaid expenses and other assets of $1.5 million associated with prepayments for clinical trials and manufacturing activities, partially offset by a decrease in accounts payable and other accrued liabilities of $1.2 million. For the fiscal year ended June 30, 2025, net changes in operating assets and liabilities offset for a minimal increase in operating cash flow, primarily driven by an increase accounts payable and other accrued liabilities of $2.1 million, partially offset by an increase in prepaid expenses and other assets of $2.1 million associated with prepayments for clinical trials and manufacturing activities.

Cash Flows Provided by (Used in) Investing Activities

For the fiscal year ended June 30, 2026, net cash used in investing activities amounted to $21.1 million, primarily related to cash outflows used to purchase marketable debt securities of $178.2 million, partially offset by the proceeds from maturities of marketable debt securities of $157.1 million. For the fiscal year ended June 30, 2025, net cash used in investing activities amounted to $14.5 million, primarily related to cash outflows used to purchase marketable debt securities of $128.1 million, partially offset by the proceeds from maturities of marketable debt securities of $113.6 million.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities of $2.3 million for the fiscal year ended June 30, 2026 was primarily attributable to cash receipts from the exercise of employee stock options.

Net cash provided by financing activities for the fiscal year ended June 30, 2025 amounted to $107.3 million. This amount consisted of (i) proceeds of $97.3 million from the 2025 Underwritten Offering, (ii) proceeds of $6.0 million from the 2024 Private Placement, and (iii) proceeds of $4.2 million from the 2025 Private Placement. For the fiscal year ended June 30, 2025, we also received proceeds of $0.9 million from the exercise of employee stock options and paid $1.1 million for offering costs.

-

Off-Balance Sheet Arrangements

During the fiscal years ended June 30, 2026 and 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.

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

-

Item 8. Financial Statements and Supplementary Data.

-

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Rezolute, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Rezolute, Inc. and subsidiaries (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Newport Beach, California

September 24, 2026

-

REZOLUTE, INC.

Consolidated Balance Sheets

June 30, 2026 and 2025

(In Thousands, Except Number of Shares and Par Value)

	2026	2025
Assets
Current assets:
Cash and cash equivalents	$10,615	$94,107
Investments in marketable debt securities	97,186	73,751
Prepaid expenses and other	2,710	3,287
Total current assets	110,511	171,145

Long-term assets:
Deposits and other	1,528	2,925
Right-of-use assets	769	1,348
Property and equipment, net	41	72
Total assets	$112,849	$175,490

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$5,026	$5,809
Accrued liabilities:
Accrued clinical and other	3,697	3,202
Compensation and benefits	2,037	2,269
Current portion of operating lease liabilities	658	632
Total current liabilities	11,418	11,912

Long-term liabilities:
Embedded derivative liability	468	468
Operating lease liabilities, net of current portion	276	983
Total liabilities	12,162	13,363

Commitments and contingencies (Notes 5, 10 and 11)

Shareholders' equity:
Preferred stock, $0.001 par value per share; 400,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value per share; 165,000,000 shares authorized; issued and outstanding 96,405,982 and 86,995,985 shares as of June 30, 2026 and 2025, respectively	96	87
Additional paid-in capital	582,152	565,903
Accumulated other comprehensive loss	(119)	(7)
Accumulated deficit	(481,442)	(403,856)
Total shareholders’ equity	100,687	162,127
Total liabilities and shareholders’ equity	$112,849	$175,490

The accompanying notes are an integral part of these consolidated financial statements.

-

REZOLUTE, INC.

Consolidated Statements of Operations and Comprehensive Loss

For the Fiscal Years Ended June 30, 2026 and 2025

(In Thousands, Except Share and Per Share Amounts)

	2026	2025
Operating expenses:
Research and development	$53,798	$61,527
General and administrative	29,168	18,367
Total operating expenses	82,966	79,894
Operating loss	(82,966)	(79,894)
Non-operating income:
Interest and other income, net	5,380	5,482

Net loss	(77,586)	(74,412)

Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities	(112)	72

Comprehensive loss	$(77,698)	$(74,340)

Net loss per common share:
Basic and diluted	$(0.75)	$(0.98)

Weighted average shares outstanding:
Basic and diluted	103,907,114	75,999,290

The accompanying notes are an integral part of these consolidated financial statements.

-

REZOLUTE, INC.

Consolidated Statements of Shareholders’ Equity

For the Fiscal Years Ended June 30, 2026 and 2025

(In Thousands, Except Number of Shares)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, June 30, 2024	53,245,824	$53	$450,473	$(79)	$(329,444)	$121,003
Proceeds from issuance of equity securities in 2025 Underwritten Offering, net of underwriting discounts:
Common stock	24,940,769	25	76,169	—	—	76,194
2025 Pre-Funded Warrants	—	—	21,089	—	—	21,089
Gross proceeds from issuance of common stock for cash in 2024 Private Placement	1,500,000	1	5,999	—	—	6,000
Gross proceeds from issuance of common stock for cash in 2025 Private Placement	1,295,383	1	4,209	—	—	4,210
Commissions and other offering costs	—	—	(546)	—	—	(546)
Issuance of common stock upon exercise of stock options	488,742	1	1,395	—	—	1,396
Share-based compensation	—	—	7,121	—	—	7,121
Cashless exercise of pre-funded warrants	5,525,267	6	(6)	—	—	—
Other comprehensive income	—	—	—	72	—	72
Net loss	—	—	—	—	(74,412)	(74,412)
Balances, June 30, 2025	86,995,985	87	565,903	(7)	(403,856)	162,127

Issuance of common stock upon exercise of stock options	825,953	1	1,797	—	—	1,798
Issuance of common stock upon vesting of restricted stock units	360,165	—	—	—	—	—
Share-based compensation	—	—	14,460	—	—	14,460
Cashless exercise of pre-funded warrants	8,223,879	8	(8)	—	—	—
Other comprehensive loss	—	—	—	(112)	—	(112)
Net loss	—	—	—	—	(77,586)	(77,586)
Balances, June 30, 2026	96,405,982	$96	$582,152	$(119)	$(481,442)	$100,687

The accompanying notes are an integral part of these consolidated financial statements.

-

REZOLUTE, INC.

Consolidated Statements of Cash Flows

For the Fiscal Years Ended June 30, 2026 and 2025

(In Thousands)

	2026	2025
Cash Flows From Operating Activities:
Net loss	$(77,586)	$(74,412)
Share-based compensation expense	14,460	7,121
Non-cash lease expense	579	532
Depreciation expense	31	31
Accretion of discounts and amortization of premiums on marketable debt securities, net	(2,449)	(2,394)
Changes in operating assets and liabilities:
Prepaid expenses, deposits, and other assets	1,496	(2,095)
Accounts payable	(748)	1,421
Accrued liabilities	(418)	721
Net cash used in operating activities	(64,635)	(69,075)

Cash Flows From Investing Activities:
Purchase of marketable debt securities	(178,181)	(128,140)
Proceeds from maturities of marketable debt securities	157,083	113,599
Net cash used in investing activities	(21,098)	(14,541)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	2,276	893
Proceeds from issuance of equity securities in underwritten offerings, net of underwriting discounts
Issuance of common stock	—	76,194
Issuance of pre-funded warrants	—	21,089
Gross proceeds from issuance of common stock in 2024 Private Placement	—	6,000
Gross proceeds from issuance of common stock in 2025 Private Placement	—	4,210
Payment of offering costs	(35)	(1,059)
Net cash provided by financing activities	2,241	107,327

Net change in cash and cash equivalents	(83,492)	23,711
Cash and cash equivalents at beginning of fiscal year	94,107	70,396
Cash and cash equivalents at end of fiscal year	$10,615	$94,107

Supplementary Cash Flow Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$770	$748
Cash paid for interest	—	—
Cash paid for income taxes	—	—

Non-Cash Investing & Financing Activities:
Receivable from exercise of stock options	$25	$503
Payables for offering costs charged to additional paid-in capital	—	35

The accompanying notes are an integral part of these consolidated financial statements.

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements

NOTE 1 — NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Rezolute, Inc. (the “Company”) is a late-stage rare disease company focused on developing therapies that treat refractory and debilitating hypoglycemia associated with various forms of hyperinsulinism (“HI”). The Company believes that its primary clinical asset, ersodetug, is a potential treatment for refractory hypoglycemia caused by multiple forms of hyperinsulinism, including congenital HI and tumor HI. The Company is currently enrolling in a Phase 3 clinical trial for a tumor HI indication (“upLIFT”). In December 2025, the Company reported that its Phase 3 clinical trial in congenital HI (“sunRIZE”) did not meet its primary endpoint or key secondary endpoint. The Company met with the Food and Drug Administration (“FDA” or the “Agency”) in March 2026 to discuss the summary results from sunRIZE. As a next step for the program, FDA encouraged the Company to submit comprehensive analysis datasets and summary outcomes for the Agency’s independent evaluation. Following that review, the Company believes that a determination may be made whether there is sufficient evidence to support the submission of a marketing application for sunRIZE or if additional information and/or clinical studies are required, which could have an impact on the Company’s operating plans and cash resources. In September 2026, the FDA informed the Company that it is still reviewing the submission for purposes of evaluating a potential regulatory path forward for ersodetug in congenital HI. The Company expects to provide an update on the program in the second half of calendar year 2026.

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

Comprehensive income (loss) is defined as net income (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under GAAP are reported as separate components of shareholders’ equity instead of net income (loss). For the fiscal years ended June 30, 2026 and 2025, the components of comprehensive loss consisted of the Company’s net loss and unrealized gains (losses) on investments in marketable debt securities.

The Company’s Chief Executive Officer also serves as the Company’s chief operating decision maker (“CODM”) for purposes of allocating resources and assessing performance based on financial information of the Company. Since its inception, the Company has determined that its activities as a clinical stage biopharmaceutical company are classified as a single reportable operating segment.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, fair value of share-based compensation, management’s assessment of going concern, and estimates related to clinical trial accrued liabilities. Actual results could differ from those estimates.

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Risks and Uncertainties

The Company's operations may be subject to significant risks and uncertainties including financial, operational, regulatory and other risks associated with a clinical stage company, including the potential risk of business failure discussed in Note 2.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less that are freely available for the Company’s immediate and general business use are classified as cash and cash equivalents. Cash and cash equivalents consist primarily of demand deposits with financial institutions, money market funds, U.S. treasuries and corporate commercial paper purchased with a maturity of three months or less.

Investments in Marketable Debt Securities

Under the investment policy approved by the Company’s Board of Directors, eligible investments in fixed income debt securities must be denominated and payable in U.S. dollars, including eligible corporate bonds, corporate commercial paper, U.S. government obligations, and money market funds. This investment policy only permits investments in the debt securities of issuers that meet stringent credit quality ratings on the date of the investment. The investment policy also places restrictions on the length of maturities and concentrations by type and issuer. The Company only invests in issuers that management believes are of high credit quality. However, all issuers are exposed to credit risk that could ultimately result in a default. The Company classifies investments in marketable debt securities that mature in less than one year as short-term assets. For investments that mature in more than one year, the investments are classified as long-term assets unless management intends to liquidate the investments to fund current operations before the scheduled maturity dates.

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

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements

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

Share-Based Compensation

The Company measures the fair value of employee and director services received in exchange for grants of stock options and other equity awards, based on the fair value of the award as of the grant date. The Company computes the fair value of stock options using the Black-Scholes-Merton (“BSM”) option pricing model and recognizes the value of the equity awards over the period that services are provided to earn the award, usually the vesting period. For awards granted which contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized as an expense on a straight-line basis over the requisite service period as if the award was, in substance, a single award. Fair value of restricted stock units (“RSUs”) is based on the closing market price on the date of grant whereby compensation cost is recognized on a straight-line basis over the vesting period of the RSUs. The Company recognizes the impact of forfeitures in the period that the forfeiture occurs, rather than estimating the number of awards that are not expected to vest in accounting for share-based compensation.

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

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standard. The following accounting standard was adopted for the fiscal year ended June 30, 2026:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”). The implementation of this standard establishes a requirement to disclose differences between the statutory tax rate and the effective tax rate by jurisdiction and disaggregated information about income taxes paid, income (loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) from continuing operations. The Company implemented the guidance in ASU 2023-09 for the fiscal year ended June 30, 2026 and retrospectively for the fiscal year ended June 30, 2025 (see Note 9). The adoption of ASU 2023-09 did not have any material impact on the accompanying consolidated financial statements.

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

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements

to adopt ASU 2024-03 in its annual financial statements for the fiscal year ending June 30, 2028, and for interim periods thereafter.

The adoption of ASU 2024-03 and other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not currently expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 2 — LIQUIDITY

The Company is in the clinical stage and has not yet generated any revenues. For the fiscal year ended June 30, 2026, the Company incurred a net loss of $77.6 million and net cash used in operating activities amounted to $64.6 million. As of June 30, 2026, the Company had an accumulated deficit of $481.4 million, and the Company’s capital resources consisted of cash and cash equivalents of $10.6 million and marketable debt securities totaling $97.2 million.

As of June 30, 2026, the Company had total liabilities of $12.2 million, including total current liabilities of $11.4 million. As discussed in Note 5, the Company is subject to license agreements that provide for future contractual payments upon achievement of various milestone events. Pursuant to the Ersodetug License Agreement discussed in Note 5, a $25.0 million milestone payment will be due upon regulatory approval of ersodetug by any regulatory authority. The commitment to pay the $25.0 million for regulatory approval of ersodetug is not expected to be recognized as a liability within the next 12 months.

Management believes the Company’s cash and cash equivalents and investments in marketable debt securities will be adequate to meet the Company’s contractual obligations and carry out ongoing clinical trials and other planned activities for at least 12 months from the issuance date of the consolidated financial statements for the year ended June 30, 2026.

NOTE 3 — INVESTMENTS IN MARKETABLE DEBT SECURITIES

The Company only invests in liquid, high quality debt securities. Nonetheless, all of these investments are subject to interest rate and credit risk that may result in fluctuations in the fair value of the investments. To minimize the exposure due to an adverse shift in interest rates, the Company generally invests in securities with expected maturities of two years or less while maintaining a weighted average maturity of one year or less. As of June 30, 2026, all investments in marketable debt securities with an aggregate fair value of $97.2 million are scheduled to mature during the 12-month period ending June 30, 2027.

During the fiscal year ended June 30, 2026, marketable debt securities for $157.1 million matured and approximately $178.2 million was invested in additional marketable debt securities. The Company did not sell any marketable debt securities prior to the scheduled maturity dates for the fiscal years ended June 30, 2026 and 2025.

Accrued interest receivable on all marketable debt securities amounted to $0.5 million and $0.7 million as of June 30, 2026 and 2025, respectively. Accrued interest is included in other current assets in the accompanying consolidated balance sheets.

For the fiscal years ended June 30, 2026 and 2025, the Company did not recognize any allowance for credit losses or impairment related to investments in marketable debt securities.

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements

The following table summarizes the unrealized gains and losses that result in differences between the amortized cost basis and fair value of the Company’s marketable debt securities held as of June 30, 2026 (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Corporate commercial paper	$41,935	$—	$(57)	$41,878
U.S. Treasury obligations	4,008	—	(2)	4,006
Corporate notes and bonds	51,362	—	(60)	51,302
Total	$97,305	$—	$(119)	$97,186

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

In April 2022, the Company entered into a lease agreement for its corporate headquarters facility in Redwood City, California. The space consists of approximately 9,300 square feet and provided for total base rent payments of approximately $2.9 million through the expected expiration of the lease in October 2027. Prior to occupancy, the landlord was required to make improvements to the facility that were completed in October 2022, triggering the commencement of the lease. The lease provided for a six-month rent abatement period beginning upon commencement of the lease term. In addition, the lease provided an allowance of approximately $0.1 million that was utilized by the Company for the purchase of furniture and equipment. The average base rent payable in cash over the 60-month lease term is approximately $48,000 per month. Upon commencement of the lease, the Company recognized a right-of-use asset for approximately $2.3 million, and a related operating lease liability for approximately $2.2 million.

As of June 30, 2026 and 2025, the carrying values of all of the Company’s right-of-use assets and the related operating lease liabilities were as follows (in thousands):

	2026	2025
Right-of-use assets	$769	$1,348

Operating lease liabilities:
Current	$658	$632
Long-term	276	983
Total	$934	$1,615

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements

For the fiscal years ended June 30, 2026 and 2025, operating lease expense is included under the following captions in the accompanying consolidated statements of operations (in thousands):

	2026	2025
Research and development	$491	$489
General and administrative	231	178
Total	$722	$667

In addition to base rent expense, the Company’s facility leases require variable payments, including the proportionate share of the real estate taxes, building insurance and common area maintenance costs related to the facilities. These variable payments are excluded from the determination of operating lease liabilities and amounted to an aggregate of $0.1 million for each of the fiscal years ended June 30, 2026 and 2025.

As of June 30, 2026, the weighted-average remaining lease term under operating leases was 1.3 years, and the weighted-average discount rate used to determine the operating lease liabilities was 7.0%. As of June 30, 2025, the weighted-average remaining lease term under operating leases was 2.3 years, and the weighted-average discount rate used to determine the operating lease liabilities was 7.1%.

Future Lease Payments

Future payments under all operating lease agreements as of June 30, 2026 are as follows (in thousands):

Fiscal year ending June 30,
2027	$750
2028	224
Total lease payments	974
Less imputed interest	(40)
Present value of operating lease liabilities	$934

NOTE 5 —LICENSE AGREEMENTS

Ersodetug License Agreement

In December 2017, the Company entered into a license agreement that has been subsequently amended (“Ersodetug License Agreement”) with a wholly-owned subsidiary of XOMA Corporation (“XOMA”), pursuant to which XOMA granted an exclusive global license to the Company to develop and commercialize ersodetug for all indications. On July 14, 2026, XOMA was acquired by Ligand Pharmaceuticals Incorporated (“Ligand”).

To date the Company has paid a total of $12.0 million in milestone payments pursuant to the Ersodetug License Agreement. The most recent milestone payment of $5.0 million became due in May 2025 upon dosing of the last patient in the Company’s Phase 3 clinical trial for ersodetug and was paid in June 2025. The next milestone payment of $25.0 million will be due upon regulatory approval for ersodetug by any regulatory authority. After the final regulatory milestone, the Company will be required, upon the future commercialization of ersodetug, to pay royalties to Ligand based on the net sales of the related products and additional milestone payments up to $185.0 million related to annual net sales amounts. There have been no events that would result in any royalty payments owed under the Ersodetug License Agreement to date. The Company records a liability for milestone payments under license agreements in the period that the milestone event is achieved.

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements

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

NOTE 6 — EMBEDDED DERIVATIVE LIABILITY

On April 14, 2021, the Company entered into a $30.0 million Loan and Security Agreement (the “Loan Agreement”) with SLR Investment Corp. (“SLR”) and certain other lenders (collectively, the “Lenders”). The Lenders agreed to loan up to $30.0 million, but the actual amount borrowed by the Company amounted to $15.0 million. The maturity date of the outstanding borrowings was April 1, 2026 (the “Maturity Date”), but the Company elected to repay the entire amount and terminated the Loan Agreement on June 30, 2022.

Concurrently with the execution of the Loan Agreement, the Company entered into an exit fee agreement (the “Exit Fee Agreement”) that provides for a fee of 4.00% of the funded principal balance for a total of $0.6 million in the event certain transactions (defined as “Exit Events”) occur prior to April 13, 2031. The Exit Fee was not eliminated by termination of the Loan Agreement discussed above. The Company is accounting for the Exit Fee Agreement as an embedded derivative liability with an estimated fair value of $0.5 million as of June 30, 2026 and 2025. Exit Events include, but are not limited to, sales of substantially all assets, certain mergers, change of control transactions, and issuances of common stock that result in new investors owning more than 35% of the Company’s shares. Fair value of embedded derivatives is assessed at the end of each reporting period with changes in fair value recognized as a non-operating gain or loss.

NOTE 7 — SHAREHOLDERS’ EQUITY

Pre-Funded Warrants

Between October 2021 and April 2025, the Company issued fully vested pre-funded warrants (“PFWs”) exercisable to purchase an aggregate of 28,237,901 shares of common stock. As of June 30, 2026 and 2025, all outstanding PFWs meet the requirements to be classified in shareholders’ equity under the caption Additional paid-in capital. The PFWs do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of common stock are entitled. Exercise prices of PFWs are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting holders of common stock. In the event of certain fundamental corporate transactions, the holders of the PFWs are entitled to receive the kind and amount of securities, cash or other property that the holders would have received had they exercised the PFWs immediately prior to such transaction.

The PFWs are exercisable at any time, subject to the then effective ownership blocker percentage (the “OBP”) as elected by each of the holders of PFWs. The OBP is a percentage designated by the holders whereby the PFWs cannot be exercised if, after giving effect thereto, the holder would beneficially own more than the designated OBP. However, upon at least 61

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements

days’ prior notice to the Company, any holder of PFWs may elect to increase or decrease the OBP to any other percentage not to exceed 19.99%. Assuming the holders comply with the respective OBP terms, all of the PFWs may be exercised at any time by paying the respective exercise price or electing to exercise on a cashless basis.

The following table summarizes PFW activity for the fiscal years ended June 30, 2026 and 2025:

	2021		2022		Exchange		2024		2025
	PFWs		PFWs		PFWs		PFWs		PFWs		Total
Outstanding, June 30, 2024	123,000	(1)	8,147,371	(2)	3,000,000	(3)	3,750,000	(4)	—		15,020,371
Issuance of 2025 PFWs in April 2025	—		—		—		—		6,905,385	(5)	6,905,385
Cashless exercise of PFWs:
Shares surrendered for exercise price	—		(435)	(6)	(616)	(6)	—		—		(1,051)
Shares of common stock issued	—		(2,525,883)	(7)	(2,999,384)	(7)	—		—		(5,525,267)
Outstanding, June 30, 2025	123,000		5,621,053		—		3,750,000		6,905,385		16,399,438
Cashless exercise of PFWs:
Shares surrendered for exercise price	—		(377)	(6)	—		(248)	(6)	(496)	(6)	(1,121)
Shares of common stock issued	—		(2,199,623)	(7)	—		(1,874,752)	(7)	(4,149,504)	(7)	(8,223,879)
Outstanding, June 30, 2026	123,000		3,421,053		—		1,875,000		2,755,385		8,174,438
(1)	Issued in connection with an underwritten offering in October 2021 at an issuance price of $6.49 per share (the “2021 PFWs”). The exercise price of the 2021 PFWs is $0.01 per share.
(2)	Issued in connection with a registered direct offering in May 2022 at an issuance price of $3.799 per warrant (the “2022 PFWs”). The exercise price of the 2022 PFWs is $0.001 per share.
(3)	Issued in connection with a securities exchange agreement in March 2024 (the “Exchange PFWs”). The exercise price of the Exchange PFWs was $0.001 per share.
(4)	Issued in connection with an underwritten offering in June 2024 at an issuance price of $3.999 per share (the “2024 PFWs”). The exercise price of the 2024 PFWs is $0.001 per share.
(5)	As discussed below under the caption 2025 Underwritten Offering, the Company issued 2025 PFWs for the purchase of 6,905,385 shares of common stock on April 24, 2025. The exercise price of the 2025 PFWs is $0.001 per share.
(6)	Holder of PFWs provided notice of cashless exercise that resulted in cancellation of shares in lieu of paying the exercise price in cash.
(7)	Represents the number of shares issued after giving effect to shares surrendered due to the cashless exercise notification by the holder.

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

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements

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

Jefferies Open Market Sales Agreement

On November 14, 2023, the Company and Jefferies LLC (the “Agent”) entered into an open market sales agreement (the “Sales Agreement”) that provided for an “at the market” offering for the sale of up to $50.0 million in shares of the Company’s common stock (the “Placement Shares”) through the Agent. The Agent was acting as sales agent and was required to use commercially reasonable efforts to sell all of the Placement Shares requested to be sold by the Company, consistent with the Agent’s normal trading and sales practices, on mutually agreed terms between the Agent and the Company. The Sales Agreement was scheduled to terminate when all of the Placement Shares had been sold, or earlier upon the election of either the Company or the Agent.

In October 2025, the Company provided the Agent with notice of termination of the Sales Agreement. Accordingly, the Company had the maximum amount remaining for sale under the Sales Agreement of $50.0 million at the date of termination since no shares were ever issued under this agreement.

NOTE 8 — SHARE-BASED COMPENSATION AND WARRANTS

Equity Incentive Plans

Presented below is a summary of the number of shares authorized, outstanding, and available for future grants under the Company’s equity incentive plans as of June 30, 2026:

	Number of Shares
Description	Authorized	Outstanding		Available
2015 Plan	14,000	14,000		—
2016 Plan	115,200	115,200		—
2019 Plan	200,000	200,000		—
2021 Plan	20,193,552	13,664,566		6,528,986
Inducement Awards	1,500,000	705,000		795,000
Total	22,022,752	14,698,766	(1)	7,323,986
(1)	Consists of approximately 12.5 million shares outstanding under stock option agreements and 2.2 million shares under restricted stock units.

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements

The Company currently has one active equity incentive plan approved by shareholders which is the 2021 Plan. On November 19, 2025, the Company’s shareholders approved an amendment to the 2021 Plan, increasing the authorized number of shares of common stock to 21,950,000 shares of common stock, before accounting for reductions due to exercises. The 2021 Plan terminates on March 31, 2030. Pursuant to the 2021 Plan, no awards may be granted under the three legacy equity incentive plans shown in the table above, but all outstanding awards previously granted under those plans shall remain outstanding and subject to the terms of the respective plans. Awards outstanding under these plans expire pursuant to their contractual provisions on various dates through 2036.

In addition, inducement awards are allowed for grants of options pursuant to Nasdaq Listing Rule 5635(c)(4) whereby the underlying shares are not authorized under any of the Company’s equity incentive plans. As of June 30, 2026, the Board of Directors has authorized a total of 1,500,000 shares for inducement awards. The Board of Directors has discretion to issue 795,000 shares for future inducement awards as of June 30, 2026.

2022 Employee Stock Purchase Plan

On June 16, 2022, the Company’s shareholders approved the adoption of the 2022 Employee Stock Purchase Plan (the “2022 ESPP”). The 2022 ESPP provides an opportunity for employees to purchase shares of the Company’s common stock through accumulated payroll deductions.

The 2022 ESPP permits consecutive offering periods that begin approximately every 6 months commencing on the first trading day on or after July 1 and terminating on the last trading day of the offering period ending on December 31 and commencing on the first trading day on or after January 1 and terminating on the last trading day of the offering period ending on June 30. The 2022 ESPP reserves 500,000 shares for purchases. There have been no offering periods under the 2022 ESPP through June 30, 2026.

Stock Options Outstanding

The following table summarizes the combined stock option activity under the Company’s equity incentive plans and inducement awards, for the fiscal years ended June 30, 2026 and 2025:

	2026				2025
	Shares		Price (1)	Term (2)	Shares		Price (1)	Term (2)
Outstanding, beginning of fiscal year	13,027,994		$4.03	7.7	10,890,540		$3.82	8.1
Granted	2,506,000		8.64		3,246,300		4.57
Exercised	(825,953)	(3)	2.18		(488,742)	(3)	2.85
Expired	(346,745)		4.86		(69,666)		12.17
Forfeited	(1,892,865)		6.22		(550,438)		3.08
Outstanding, end of fiscal year	12,468,431	(4)	4.73	6.9	13,027,994	(4)	4.03	7.7
Vested, end of fiscal year	9,145,633	(5)	4.37	6.2	7,127,835	(5)	4.48	6.9
(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term until the stock options expire.
(3)	The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the year ended June 30, 2026 and 2025, was $2.5 million and $0.9 million, respectively.
(4)	As of June 30, 2026 and 2025, the intrinsic value of outstanding stock options was approximately $19.4 million and $14.9 million, respectively.
(5)	As of June 30, 2026 and 2025, the aggregate intrinsic value of vested stock options was approximately $16.1 million and $8.5 million, respectively.

For the fiscal year ended June 30, 2026, the aggregate fair value of stock options granted for approximately 2.5 million shares of common stock amounted to $15.7 million or approximately $6.26 per share as of the grant dates. For the fiscal

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements

year ended June 30, 2025, the aggregate fair value of stock options granted for approximately 3.2 million shares of common stock amounted to $10.8 million or approximately $3.32 per share as of the grant dates. Unrecognized share-based compensation expense related to outstanding options was approximately $12.6 million as of June 30, 2026. This amount is expected to be recognized over a weighted average period of 2.2 years.

Fair value of stock options was computed using the BSM option-pricing model and will result in the recognition of compensation expense on a straight-line basis over the expected vesting period of the stock options. The determination of the fair value of share-based awards utilizing the BSM model is affected by the share price and a number of assumptions as of the grant date, including expected volatility, expected term, risk-free interest rate and expected dividends. The Company determined the expected volatility by using share price information of similar sized biotechnology entities who are in similar stages of clinical development and whose share prices are publicly available. Due to the lack of a meaningful history of exercise behavior of stock options, the expected term of the awards is determined by the simplified method that uses the midpoint between the vesting date and the end of the contractual term for each grant of stock options. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of the awards. The dividend yield assumption is based on past practices and the expectation that no dividends will be paid in the future.

The fair value of stock options was estimated on the dates of grant using the BSM option-pricing model, with the following weighted-average assumptions for the fiscal years ended June 30, 2026 and 2025:

	2026	2025
Market price of common stock on grant date	$8.64	$4.57
Expected volatility	84%	84%
Risk free interest rate	3.8%	4.2%
Expected term (years)	5.9	5.9
Dividend yield	0%	0%

Restricted Stock Units (“RSUs”)

The following table summarizes the RSU activity under the Company’s 2021 Plan, for the fiscal years ended June 30, 2026 and 2025:

	2026			2025
	Shares		Price (1)	Shares	Price (1)
Unvested, beginning of fiscal year	1,056,500		$4.55	—	$—
Granted	1,915,000		10.11	1,056,500	4.55
Vested	(360,165)	(2)	4.61	—	—
Forfeited	(381,000)		9.56	—	—
Unvested, end of fiscal year	2,230,335		8.46	1,056,500	4.55
(1)	Represents the weighted average fair value per share based on the closing market price of the Company’s common stock on the grant date of the respective RSUs.
(2)	Based on the closing market price of the Company’s common stock on the respective vesting dates, the aggregate fair value for the RSUs that vested during the fiscal year ended June 30, 2026, amount to $1.2 million or approximately $3.24 per share.

For the fiscal year ended June 30, 2026, the aggregate fair value of RSUs granted for approximately 1.9 million shares of common stock amounted to $19.4 million. Grants of RSUs vest over a period of one to four years after the grant dates. Fair value is based on the closing market price on the date of grant and will result in the recognition of compensation cost on a straight-line basis over the vesting period of the RSUs. Unrecognized share-based compensation expense related to

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements

RSUs is approximately $14.5 million as of June 30, 2026. This amount is expected to be recognized over a weighted average period of 2.1 years.

Share-Based Compensation Expense

Share-based compensation expense is included under the following captions in the consolidated statements of operations for the fiscal years ended June 30, 2026 and 2025 (in thousands):

	2026	2025
Research and development	$6,473	$3,502
General and administrative	7,987	3,619
Total	$14,460	$7,121

The aggregate unrecognized share-based compensation expense for stock options and RSUs as of June 30, 2026 was approximately $27.1 million. This amount is expected to be recognized over a remaining weighted average period of 2.1 years.

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

Additionally, in connection with the hiring of four employees during the fiscal year ended June 30, 2026, the Company issued additional Inducement Awards, consisting of stock options exercisable for the purchase of an aggregate of 370,000 shares of the Company’s common stock. These stock options are exercisable for a ten-year term and vest for (i) one-fourth of the option shares on the one-year anniversary of each employee’s start date, and (ii) one thirty-sixth of the remaining option shares vest on the same day of each month thereafter until the stock options are 100% vested.

Pre-Funded Warrants

PFWs are outstanding for a total of 8.2 million and 16.4 million shares as of June 30, 2026 and 2025, respectively. Please refer to Note 7 for additional information about outstanding PFWs and Note 13 for treatment of PFWs in the calculation of earnings per share.

Legacy Warrants

In connection with an equity financing in October 2020, the Company issued warrants entitling the holders to purchase 820,001 shares of common stock. The warrants are exercisable at $19.50 per share for a period of seven years, may be exercised on a cash or cashless basis at the election of the holders, and the holders are entitled to share in any dividends or distributions payable to holders of common stock on an as-converted basis (the “Participating Warrants”). Additionally, the Company has issued warrants to purchase shares of common stock in conjunction with other debt and equity financings and for services. As of June 30, 2026 and 2025, all of the warrants were vested. The Participating Warrants and other warrants are collectively referred to as the “Legacy Warrants.”

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements

For the fiscal years ended June 30, 2026 and 2025, no Legacy Warrants were granted or exercised. The following table summarizes the activity related to the Legacy Warrants for the fiscal years ended June 30, 2026 and 2025:

	2026			2025
	Shares	Price (1)	Term (2)	Shares	Price (1)	Term (2)
Outstanding, beginning of fiscal year	850,442	$19.90	2.3	860,562	$20.28	3.2
Expirations	(660)	67.55		(10,120)	52.20
Outstanding, end of fiscal year	849,782	19.86	1.3	850,442	19.90	2.3
(1)	Represents the weighted average exercise price.
(2)	Represents the weighted average remaining contractual term for the number of years until the warrants expire.

NOTE 9 — INCOME TAXES

Net Operating Loss Carryforwards

The Company files income tax returns in the U.S. federal jurisdiction and in several states including, but not limited to, California, Colorado, and Oregon. The Company’s federal and state tax returns for the 2023 fiscal year and forward are subject to examination by taxing authorities. Federal and state laws impose substantial restrictions on the utilization of federal net operating loss (“NOL”) carryforwards in the event of an ownership change for income tax purposes, as defined in Section 382 of the Internal Revenue Code (“IRC”). Pursuant to IRC Section 382, annual use of the Company’s NOL carryforwards is limited whenever a cumulative change in ownership of more than 50% occurs within any rolling three-year period. During the fiscal year ended June 30, 2026, the Company completed an IRC Section 382 analysis and concluded that while the Company did not experience an IRC Section 382 ownership change for the year, the Company’s NOL carryforwards are still subject to limitations as a result of prior ownership changes. The Company had $248.9 million of U.S. federal NOL carryforwards as of June 30, 2026, of which $33.4 million will expire without any opportunity for utilization due to the limitations set forth in IRC Section 382. Our ability to use the remaining $215.5 million of U.S. federal NOL carryforwards is subject to strict limitations as a result of prior ownership changes.

As of June 30, 2026, the Company had the following NOL carryforwards, which if not utilized, will expire as follows (in thousands):

	Amount	Expiration Years
Federal net operating loss carryforwards	$194,235	Indefinite
Federal net operating loss carryforwards	21,305	2031 - 2038
California net operating loss carryforwards	213,709	2039 - 2045
Colorado net operating loss carryforwards	26,499	Indefinite
Colorado net operating loss carryforwards	39,690	2031 - 2037

It should be noted that with respect to $72.4 million of the $194.2 million of NOL carryforwards in the table above that do not expire, these NOLs are subject to more restrictive IRC Section 382 limitations, and as such will become available in varying annual amounts for an aggregate of approximately $6.6 million through fiscal year 2038, and $1.2 million annually thereafter. In addition, with respect to the $21.3 million of NOL carryforwards in the table above that expire beginning in 2031 through 2038 if not utilized, $11.3 million is currently available to offset taxable income and the remaining $10.0 million will become available through 2038. The Company’s state NOLs carryforwards are also expected to be subject to similar limitations as those imposed under IRC Section 382.

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Income Tax Expense

For the fiscal years ended June 30, 2026 and 2025, the reconciliation between the income tax benefit computed by applying the statutory U.S. federal income tax rate to the pre-tax loss before income taxes, and total income tax expense recognized in the consolidated financial statements is as follows (in thousands):

	2026		2025
Income tax benefit at statutory U.S. federal rate	$16,293	21%	$15,626	21%
Income tax benefit attributable to U.S. states (1)	5,543	7%	5,042	7%
Non-deductible expenses	(400)	(1)%	(464)	(1)%
Other	604	1%	(32)	0%
Change in valuation allowance	(22,040)	(28)%	(20,172)	(27)%
Total income tax expense	$—	0%	$—	0%
(1)	State taxes in California comprise the majority (greater than 50%) of the tax effect in this category.

For the fiscal years ended June 30, 2026 and 2025, the Company did not recognize any current income tax expense or benefit due to a full valuation allowance on its net deferred income tax assets.

Deferred Income Tax Assets and Liabilities

As of June 30, 2026 and 2025, the income tax effects of temporary differences that give rise to significant deferred income tax assets and liabilities are as follows (in thousands):

	2026	2025
Deferred income tax assets:
Federal net operating loss carryforwards	$45,263	$35,291
State net operating loss carryforwards	17,225	15,758
Research and experimental costs	33,864	25,074
Share-based compensation	8,192	5,650
Intangible assets	6,607	7,285
Accrued expenses and other	778	802
Operating lease liabilities	261	452

Total deferred income tax assets	112,190	90,312
Valuation allowance for deferred income tax assets	(111,975)	(89,935)

Deferred income tax assets, net of valuation allowance	215	377

Deferred income tax liability right-of-use assets	(215)	(377)

Net deferred income tax assets	$—	$—

For the fiscal years ended June 30, 2026 and 2025, the valuation allowance increased by $22.0 million and $20.2 million, respectively, primarily as a result of an increase in net operating loss carryforwards and capitalization of research and experimental costs for income tax purposes. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. Key elements of the Tax Cuts and Jobs Act of 2017 changed under the OBBBA, including options on how to account for domestic research or experimental

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements

expenditures. FASB ASC 740, "Income Taxes", requires the effects of changes in tax rates and laws on tax balances to be recognized in the period in which the legislation is enacted. During the fiscal year ended June 30, 2026 the Company elected to capitalize and amortize its domestic research and experimental expenditures on a straight-line basis over no less than 60 months, beginning with the month in which the taxpayer first realizes benefits from those expenditures. The Company does not expect to realize benefits from these capitalized expenditures until it is able to commercialize its product candidates. The changes in the OBBBA did not have a material impact on the Company’s net deferred tax assets or the accompanying consolidated financial statements.

Unrecognized Tax Benefits

The Company did not have any unrecognized tax benefits as of June 30, 2026 and 2025. The Company’s policy is to account for any interest expense and penalties for unrecognized tax benefits as part of the income tax provision. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within the next twelve months.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Licensing Commitments

Please refer to Note 5 for further discussion of commitments to make milestone payments and to pay royalties under license agreements.

Employment Agreements

Certain members of management are entitled to severance benefits payable upon termination following a change in control. The aggregate change in control payment related to these individual’s salaries amounted to approximately $6.7 million and $3.7 million for the fiscal years ended June 30, 2026 and 2025, respectively. Additionally, the pro-rata bonus amount earned as of the date of a termination event and the acceleration of vesting for certain stock-based compensation would occur following a change in control based on the terms of each employee’s respective employment agreement.

Amended Employment Agreements

On October 17, 2025, the Company entered into amendments to employment agreements with four officers of the Company. The amendments entitle each of the executive officers to a full gross-up payment (the “Gross-Up Payment”) for any excise tax imposed by Section 4999 of the Internal Revenue Code (the “IRC”) and other local, state and federal taxes imposed if an excess parachute payment is paid in connection with a future change of control event, as determined under Section 280G of the IRC. The determination of the amount of any Gross-Up Payment will be made by the Company in its sole discretion. Except for the provisions related to Gross-Up Payments, all other terms of the respective employment agreements were unchanged.

401(k) Plan

The Company has a defined contribution employee benefit plan under section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all eligible employees who are entitled to participate beginning six months after the commencement of employment. The Company matches contributions up to 4% of the participating employee’s compensation with such matching contributions vested immediately. Total contributions by the Company to the 401(k) Plan amounted to approximately $0.5 million for the fiscal years ended June 30, 2026 and 2025.

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2026, there have been several law firms that have initiated investigations into the Company and have filed press releases seeking stockholders to engage them to file litigation against the Company for alleged securities law violations related to the Company’s Phase 3 sunRIZE trial not meeting its primary endpoint or key secondary endpoint. To date, there have been no pending or threatened lawsuits against the Company that could reasonably be expected to have a material effect on the Company’s results of operations. At each reporting period, the Company evaluates whether or not a potential loss or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies. Legal fees are expensed as incurred.

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

NOTE 12 - SUPPLEMENTAL FINANCIAL INFORMATION

Cash and cash equivalents

Cash and cash equivalents consisted of the following as of June 30, 2026 and 2025 (in thousands):

	2026	2025
Money market funds	$6,102	$86,059
Demand deposits at a single financial institution	4,513	5,052
U.S. Government treasuries	—	1,996
Corporate commercial paper	—	1,000
Total	$10,615	$94,107

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements

The money market funds, commercial paper, and U.S government treasuries included in the table above were purchased with an original maturity of three months or less. These investments and the demand deposits are freely available for the Company’s immediate and general business use.

Property and Equipment

Property and equipment consisted of the following as of June 30, 2026 and 2025 (in thousands):

	2026	2025
Office furniture and equipment	$210	$210
Less accumulated depreciation	(169)	(138)
Total	$41	$72

Depreciation expense related to property and equipment amounted to approximately $31,000 for each of the fiscal years ended June 30, 2026 and 2025.

NOTE 13 — NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock and PFWs. Common shares associated with PFWs that are accounted for as equity instruments are included in the computation of basic and diluted net loss per share since the exercise price is negligible and all of the PFWs are fully vested and exercisable.

Calculation of the weighted average number of shares outstanding for purposes of diluted net loss per share is also required to include the dilutive effect, if any, of stock options, RSUs, Legacy Warrants, and other common stock equivalents computed using the treasury stock method. For the fiscal years ended June 30, 2026 and 2025, all of such common stock equivalents were antidilutive and excluded from the calculations. In addition, the impact of applying the two-class method related to the Participating Warrants, was antidilutive for the calculation of both basic and diluted net loss per share.

Presented below are the numerators and the denominators used in the calculation of basic and diluted net loss per share for the fiscal years ended June 30, 2026 and 2025 (in thousands except share and per share amounts):

	2026	2025
Numerator:
Net loss	$(77,586)	$(74,412)

Denominator:
Weighted average number of common shares outstanding	93,772,033	63,599,003
Weighted average shares related to pre-funded warrants:
2021 PFWs	123,000	123,000
2022 PFWs	3,595,699	6,520,837
Exchange PFWs	—	719,967
2024 PFWs	2,359,982	3,750,000
2025 PFWs	4,056,400	1,286,483
Weighted average shares outstanding	103,907,114	75,999,290

Net loss per share of common stock:
Basic and diluted	$(0.75)	$(0.98)

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements

As of June 30, 2026 and 2025, the following potential common stock equivalents were excluded from the calculation of diluted net loss per share since the impact of inclusion was anti-dilutive:

	2026	2025
Stock options	12,468,431	13,027,994
RSUs	2,230,335	1,056,500
Legacy Warrants	849,782	850,442
Total	15,548,548	14,934,936

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

Assets Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the fair value hierarchy classification of such fair values as of June 30, 2026.

	Fair Value Measurement of Assets as of June 30, 2026
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$6,102	$6,102	$—	$—
Marketable debt securities:
Corporate commercial paper	41,878	—	41,878	—
U.S. Government treasuries	4,006	—	4,006	—
Corporate notes and bonds	51,302	—	51,302	—
Total	$103,288	$6,102	$97,186	$—

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements

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

Marketable debt securities classified as Level 2 within the valuation hierarchy generally consist of U.S. government agency securities, corporate bonds, and commercial paper. The Company determines the fair value of marketable debt securities based upon valuations obtained from third-party pricing sources. Except for the amounts shown in the tables above, the Company did not have any other assets measured at fair value on a recurring basis as of June 30, 2026 and 2025.

Liabilities Measured at Fair Value on a Recurring Basis

For the fiscal years ended June 30, 2026 and 2025, the Company’s only liability that was required to be measured and recorded at fair value on a recurring basis is the embedded derivative liability discussed in Note 6. Fair value of the embedded derivative liability is determined based on management’s assessment of the probability and timing of occurrence for the Exit Events discussed in Note 6 using a discount rate equal to the effective interest rate under the Loan Agreement prior to termination. The fair value of the embedded derivative liability was $0.5 million as of June 30, 2026 and 2025.

Due to the relatively short maturity of the respective instruments, the fair value of cash, accounts payable, and accrued liabilities approximated their carrying values as of June 30, 2026 and 2025. The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the fiscal years ended June 30, 2026 and 2025, the Company did not have any transfers of its assets or liabilities between levels of the fair value hierarchy.

Significant Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and investments in marketable debt securities. The Company maintains its cash in demand accounts at a high-quality financial institution. As of and for the fiscal years ended June 30, 2026 and 2025, cash deposits have exceeded the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation.

As of June 30, 2026, the Company had an aggregate of $55.4 million invested in marketable debt securities of issuers in the banking and financial services industries. As of June 30, 2025, the Company had an aggregate of $45.2 million invested in marketable debt securities of issuers in the banking and financial services industries. While the Company’s investment policy requires investments in highly rated securities, a wide variety of broad economic factors and issuer-specific factors could result in credit agency downgrades below the Company’s minimum credit rating requirements that could result in losses regardless of whether the Company elects to sell the securities or hold them until maturity.

-

REZOLUTE, INC.

Notes to Consolidated Financial Statements

NOTE 15 — SEGMENT DISCLOSURES

The Company has determined that it operates as a single reportable segment which includes all of its activities as a clinical stage biopharmaceutical company. The CODM uses net loss as reported on the consolidated statement of operations to assess performance, analyze budget to actual results, forecast future operating results and cash requirements, and allocate resources for its single reportable segment. The significant segment expenses regularly reviewed by the CODM consist of clinical and manufacturing costs of ersodetug, personnel expenses, and other segment expenses. The measure of the operating segment assets is reported on the consolidated balance sheet as total assets and all of the Company's tangible assets are located in the United States.

The following table presents consolidated net loss summarized by the significant segment expenses regularly reviewed by the CODM for the years ended June 30, 2026, and 2025 (in thousands):

	2026	2025
Research and development:
Ersodetug	$24,150	$31,752
Compensation and benefits	23,434	19,404
Other research and development segment expenses (1)	6,214	10,371
Total research and development	53,798	61,527
General and administrative:
Compensation and benefits	16,954	10,756
Other general and administrative segment expenses (2)	12,214	7,611
Total general and administrative	29,168	18,367
Operating loss	(82,966)	(79,894)
Total non-operating income, net	5,380	5,482
Net loss	$(77,586)	$(74,412)
(1)	Other R&D segment expenses primarily include licensing costs, quality regulatory and other pipeline development costs, employee travel and expense, and other facility and information technology costs.
(2)	Other G&A segment expenses primarily include consulting expenses related to business development and market planning activities, insurance expense, public company costs, employee travel and expense, and other facility and information technology costs.

NOTE 16 — REDUCTION IN WORKFORCE

On December 11, 2025, the Company announced that its Phase 3 sunRIZE clinical trial did not meet its primary endpoint or key secondary endpoint. Management approved a reduction in workforce of 29 employees on December 15, 2025 to reduce overall operating expenses and preserve capital to support the Company’s Phase 3 upLIFT clinical trial and plan for future interactions with the FDA to discuss the full sunRIZE dataset and next steps for the program. The Company incurred $1.5 million of severance expenses in December 2025, consisting of $0.9 million of research and development expense and $0.6 million of general and administrative expense. Total severance benefits of $1.5 million were paid in full to the affected employees in January 2026 and no obligations related to the severance benefits remain as of June 30, 2026.

-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, our management has determined that, as of June 30, 2026, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

-

Attestation Report of Independent Registered Public Accounting Firm

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Item 9B. Other Information.

During the fiscal year ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement" as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

-

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information as of June 30, 2026 with respect to our directors, executive officers and key employees. The term for each director expires at our next annual meeting of shareholders or until his or her successor is appointed.

Name	Age	Position	Date Appointed
Nevan Charles Elam	58	Chief Executive Officer and Acting Chair of the Board of Directors	January 31, 2013
Erik Harris	56	Director	March 25, 2025
Gil Labrucherie	55	Director	November 20, 2019
Nerissa Kreher, M.D.	53	Director	March 2, 2021
Philippe Fauchet	68	Director	September 10, 2020
Wladimir Hogenhuis, M.D.	61	Director	March 2, 2021
Young-Jin Kim	69	Director	February 10, 2019
Brian Roberts, M.D.	51	Chief Medical Officer	June 1, 2022
Daron Evans	52	Chief Financial and Business Officer	January 23, 2024
Sunil Karnawat	59	Chief Commercial Officer	August 18, 2025

Nevan Charles Elam. Mr. Elam has served as the Company’s Chief Executive Officer since January 2013. Mr. Elam has also served as the Company’s Acting Chair of the Board since May 2022. Prior to Mr. Elam’s service with Rezolute, he has served various leadership roles throughout his career including as Chief Executive Officer of a European medical device company, co-founder and Chief Financial Officer of a software company, as well as a Senior Vice President at Nektar Therapeutics. Earlier in his career, Mr. Elam was a corporate partner in the law firm of Wilson Sonsini Goodrich & Rosati. He serves as member of the Board of Directors of Savara, Inc. Mr. Elam received his Juris Doctorate from Harvard Law School and a Bachelor of Arts from Howard University. We believe that Mr. Elam’s experience advising pharmaceutical companies of their unique legal and regulatory obligations qualifies him to serve as a member of the Board.

Erik Harris. Mr. Harris has served as the Chief Commercial Officer and Executive Vice President of Ultragenyx Pharmaceutical Inc., a biopharmaceutical company, since June 2019 and served as its Senior Vice President and Head of North American Commercial Operations from July 2017 to June 2019. Prior to Ultragenyx, Mr. Harris spent six years at Crescendo Bioscience, Inc., a molecular diagnostic company, most recently as Vice President of Commercial. Earlier in his career, Mr. Harris served as Vice President of Marketing at InterMune, Inc., a biotechnology company, and also held positions in the commercial organizations at Elan Pharmaceuticals, Inc., Genentech, Inc., and Bristol-Myers Squibb Company. At the start of his professional career, Mr. Harris served as a Lieutenant Commander in Naval Aviation and Congressional Fellow for the United States Navy. Mr. Harris received a Master of Business Administration from the Wharton School of Business and a Bachelor of Science from the United States Naval Academy. We believe that Mr. Harris’s commercial and management experience with life science companies qualifies him to serve as a member of the Board.

Gil Labrucherie. Mr. Labrucherie serves as a member of our Board and Chair of the Audit Committee. He brings more than 25 years of senior leadership experience in finance, corporate development, and legal to the Board. Since January 2025, Mr. Labrucherie has served as Chief Financial Officer of Septerna, Inc., a public clinical-stage biotechnology company with a GPCR drug discovery platform and a diverse pipeline of novel oral small molecule drug candidates. From August 2023 to December 2025, he served as the Chief Financial Officer and Chief Business Officer (from May 2024) of Acelyrin, Inc., a public late-stage clinical biotechnology company focused on auto-immune conditions. From July 2022 to November 2022, he also served as the Chief Financial Officer of Acelyrin, Inc. From June 2016 to June 2022, Mr. Labrucherie served as the Chief Financial Officer and Chief Operating Officer (from November 2019) of Nektar Therapeutics, a publicly traded biotechnology company. Prior to that, Mr. Labrucherie served in numerous executive leadership roles in high-growth biotechnology and technology companies and began his career as corporate counsel at the law firm of Wilson Sonsini Goodrich & Rosati. Mr. Labrucherie served as a director of Valinor Pharma LLC, a company focused on innovative commercialization of medicines until its acquisition by Grunenthal in July 2024. Mr. Labrucherie

-

received his J.D. from the University of California Berkeley Law School, where he was a member of the California Law Review and Order of the Coif, and received his B.A., with highest honors, from the University of California, Davis. Mr. Labrucherie is a member of the State Bar of California and is a CFA® charterholder. We believe Mr. Labrucherie’s experience as the Chief Operating Officer and Chief Financial Officer of public biotechnology companies and his management background as an executive in different organizations qualify him to serve as a member of the Board.

Nerissa Kreher, M.D., M.S., MBA. Since January 2025 Dr. Kreher has been Chief Medical Officer of Alltrna. Dr. Kreher joined the Board of Directors of Xeris Pharmaceuticals in August 2026. From March 2024 until December 2024, Dr. Kreher served as an interim Chief Medical Officer for Lucy Therapeutics and also was a clinical development consultant for several rare disease biotechnology companies. From December 2020 until February 2024, Dr. Kreher served as Chief Medical Officer of Entrada Therapeutics, Inc. From February 2019 to October 2020, Dr. Kreher served as Chief Medical Officer at Tiburio Therapeutics, Inc., where she was responsible for clinical development, clinical operations, regulatory and patient advocacy. From October 2016 to December 2018, Dr. Kreher served as Chief Medical Officer at Avrobio, Inc., where she oversaw clinical and regulatory development strategy for the Company’s rare disease, ex vivo lentiviral gene therapy pipeline programs. From March 2015 to July 2016, Dr. Kreher served as Global Head (VP) of Clinical and Medical Affairs of Zafgen, Inc., where she was a strategic leader of a cross-functional team charged with creation of global development strategy for beloranib. Dr. Kreher serves as a member of the Board of Directors of Xeris Biopharma. Dr. Kreher is a board-certified pediatric endocrinologist and holds multiple degrees including her B.S. in biology from University of North Carolina at Chapel Hill, M.D. from East Carolina University, an M.S. in clinical research from Indiana University-Purdue University Indianapolis, and an MBA from Northeastern University Graduate School of Business Administration. We believe Dr. Kreher’s experience in the pharmaceutical industry and her service as an executive and Chief Medical Officer of a range of private and publicly held companies qualify her to serve as a member of the Board.

Philippe Fauchet. Mr. Fauchet has spent more than 35 years in the pharmaceutical industry, most recently as the Chairman of GlaxoSmithKline K.K. from April 2017 to February 2019. Mr. Fauchet joined GlaxoSmithKline K.K. as President & Representative Director in 2010. Previously, he served as Senior Vice President, Corporate Business Development Head of Sanofi-Aventis Group and a member of the Management Committee. Mr. Fauchet is an external director on the board of two Japanese biotech companies and a consultant for various life sciences companies. Mr. Fauchet is a graduate of Hautes Etudes Commerciales in France and received a Bachelor of Law at Paris X University. He is an Honorary Officer of the Order of the British Empire (O.B.E.). We believe Mr. Fauchet’s experience in the pharmaceutical industry as a director, consultant, and advisor qualifies him to serve as a member of the Board.

Wladimir Hogenhuis, M.D., MBA. Dr. Hogenhuis currently serves as CEO of Akodio Therapeutics, a UCSF spin-out developing novel immunotherapies for Multiple Sclerosis. He previously served as Chief Operating Officer of Ultragenyx Pharmaceutical Inc. (NASDAQ: RARE) with responsibilities for global commercial operations, business development, and manufacturing of medicines for patients with rare diseases. Before that, Dr. Hogenhuis served as Senior Vice President and Global Franchise Head, Specialty Pharmaceuticals of GlaxoSmithKline Plc. (LSE/NYSE: GSK), from December 2012 to September 2018. From 1994 to 2012, he served in leadership positions at Merck in the U.S., China, and Europe, where he was responsible for managing the P&L of specialty and cardiovascular care medicines. He also served as a National Institutes of Health Fellow in Medical Decision Making at New England Medical Centre in Boston, and as a Naval Lieutenant Surgeon in the Royal Dutch Navy. Dr. Hogenhuis currently serves on the board of IHP Therapeutics, a private US-based company developing novel therapies for sickle cell disease. He previously served as a member of the board of directors of Vision 2020, a global initiative for the elimination of avoidable blindness, a joint program of the World Health Organization and the International Agency for the Prevention of Blindness. Dr. Hogenhuis received his M.D. Cum Laude from the University of Leiden in the Netherlands and received an M.B.A. from the Wharton School of Business at The University of Pennsylvania, Philadelphia. We believe Dr. Hogenhuis’s experience in the pharmaceutical industry and his service on the board of directors of a range of private companies qualify him to serve as a member of the Board.

Young-Jin Kim. Mr. Kim served as Chair of our Board from February 2019 until May 2022. Mr. Kim is Chairman & CEO of Handok Inc. (“Handok”), one of the leading pharmaceutical companies in the Republic of Korea. Mr. Kim also serves as Chairman of the Board of Directors of Genexine Inc. Mr. Kim joined Handok in 1984 and spent two years between 1984 and 1986 working at Hoechst AG in Frankfurt, Germany. Between 1991 and 2005, he served as CEO of Roussel Korea, Hoechst Marion Roussel Korea and Aventis Pharma Korea and also appointed as the Country Manager of Hoechst AG and Aventis in Korea between 1996 and 2005. In 1996, he was appointed as CEO of Handok. Mr. Kim has

-

been serving as President of Handok Jeseok Foundation since 2014. He has also been serving as President of KDG (Korean-German Society) since 2010. Mr. Kim received an MBA at the Kelley School of Business at Indiana University in 1984 and received the award of Distinguished Alumni Fellows from Indiana University. Mr. Kim completed the Advanced Management Program at the Harvard Business School in 1996. We believe Mr. Kim’s experience working with pharmaceutical companies qualifies him to serve as a member of the Board.

Brian K. Roberts, M.D. Dr. Roberts joined the Company in 2015 and has been serving as the Company’s Chief Medical Officer since June 1, 2022. Previously, Dr. Roberts served as Head of Clinical Development as consultant until 2017, followed by his employment as Vice President until October 23, 2020, when he was subsequently promoted to Senior Vice President of Clinical Development. Prior to joining us, Dr. Roberts directed clinical development at Fibrogen, Inc. from 2012 to 2017, where he led the successful launch and execution of the global Phase 3 program and out-licensing pharmaceutical partnership for Roxadustat, a novel oral therapy for anemia associated with kidney disease, resulting in global NDA filings. From 2007 until 2012, Dr. Roberts held clinical development positions of increasing responsibility at Metabolex, Inc., where he developed novel therapies for metabolic diseases such as diabetes, dyslipidemia, NASH, and gout. His program and clinical leadership from IND through clinical proof-of-concept helped secure a global licensing and co-development agreement with a major pharmaceutical partner for a novel diabetes therapy. He is an inventor or author on more than 25 patents and publications in the fields of Endocrinology and Metabolism. Dr. Roberts received his B.S. in biochemistry from the University of California, San Diego and his medical degree Magna Cum Laude from Georgetown University. He completed residency in Internal Medicine and fellowship in Endocrinology at Stanford University, where he subsequently served as an Adjunct Associate Professor in the Division of Endocrinology. Dr. Roberts continues to see patients and mentor trainees on a periodic voluntary basis in the Endocrinology clinic at the Stanford-affiliated Veterans Affairs hospital in Palo Alto, CA.

Daron Evans. Prior to joining the Company, he served as Chief Executive Officer of AlloRock, Inc., a biotechnology company in the cardiometabolic disease space, as well as Chief Executive Officer of Specialty Renal Products, Inc., a medical device company in the dialysis space. Previously, Mr. Evans served as Chief Executive Officer of Nephros, Inc, and Chief Financial Officer of Nile Therapeutics, Inc. Since 2015, Mr. Evans has been Managing Director of PoC Capital, LLC, a fund focused on investing in public life science companies. As a seasoned biotech leader and entrepreneur, Mr. Evans has recognized the value of Rezolute’s novel therapies for rare and metabolic disease. His experience in corporate finance, capital markets, and strategic transactions will help shepherd Rezolute through its next chapter in late-stage development and support its mission to help patients in need. Mr. Evans received his B.S. in chemical engineering from Rice University, an MBA from Duke University, and an M.S. in biomedical engineering in a joint program between the University of Texas at Arlington and University of Texas Southwestern Medical School.

Sunil Karnawat. Prior to joining the Company, he served as Vice President for Cytokinetics Pharmaceuticals. From 2017 through 2024, Dr. Karnawat served in various executive and vice president roles with Ultragenyx Pharmaceuticals in which Dr. Karnawat was involved in leading key commercial functions in launching four ultra-rare disease products, including Crysvita with indications for X-linked Hypophosphatemia and Tumor-induced Osteomalacia. Prior to Ultragenyx, Dr. Karnawat worked in various biotech and pharmaceutical companies leading marketing, sales, and market access functions. Dr. Karnawat has over 25 years of experience in the pharmaceutical industry. Dr. Karnawat’s education includes an MBA from the Wharton School of Business at the University of Pennsylvania, a Ph.D. and an M.S. in Engineering from North Dakota State University, and a B.E. in Civil Engineering from the College of Engineering in Pune, India.

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

-

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

Board Committees

Audit Committee

The Audit Committee operates under an Audit Committee Charter that is available on our website, www.rezolutebio.com. The functions performed by our Audit Committee consist of selection of the independent registered public accounting firm to be retained by us, periodic meetings with our independent registered public accounting firm to review our accounting policies and internal controls, review the scope and adequacy of the independent registered public accounting firm’s examination of our annual financial statements, pre-approval of services rendered by our independent registered public accounting firm and pre-approval of all related-party transactions.

Mr. Labrucherie serves as chair of the audit committee and along with Mr. Fauchet and Dr. Hogenhuis all are “independent directors” as defined in Rule 5605(a)(2) of the Nasdaq Listing Rules. In addition, the Board determined that Mr. Labrucherie and Dr. Hogenhuis are qualified as “audit committee financial experts” as such term is used in the rules and regulations of the SEC. Our Audit Committee held four meetings during the fiscal year ended June 30, 2026.

For the fiscal year ended June 30, 2026, Mr. Labrucherie, Mr. Fauchet and Dr. Hogenhuis received additional compensation for their service as members of our Audit Committee as set forth in the Director Compensation Table in Item 11.

-

Compensation Committee

The Compensation Committee operates under a Compensation Committee Charter that is available on our website, www.rezolutebio.com. Dr. Hogenhuis serves as chair of the compensation committee and along with Mr. Harris and Dr. Kreher all are considered an “independent director” as defined in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Compensation Committee is responsible for establishing and administering our compensation arrangements for all executive officers.

The functions performed by our Compensation Committee provided for meetings no less frequently than annually (and more frequently as circumstances dictate) to discuss and determine executive officer and director compensation. The Compensation Committee may from time to time utilize the services of a compensation consultant and utilize compensation data from companies that the Compensation Committee deems to be competitive with us in connection with its annual review of executive compensation. The Compensation Committee has the power to form and delegate authority to subcommittees when appropriate, provided that such subcommittees are composed entirely of directors who would qualify for membership on the Compensation Committee pursuant to applicable Nasdaq Listing Rules. Our Compensation Committee held three meetings during the fiscal year ended June 30, 2026.

For the fiscal year ended June 30, 2026, Dr. Hogenhuis, Mr. Harris, and Dr. Kreher received additional compensation for their service as members of our Compensation Committee as set forth in the Director Compensation Table in Item 11.

Nominating and Governance Committee

The Nominating and Governance Committee operates under a Nominating and Governance Committee Charter that is available on our website at www.rezolutebio.com. Dr. Kreher serves as chair of the nominating and governance committee and along with Mr. Labrucherie, and Mr. Fauchet all are considered an “independent director” as defined in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Nominating and Governance Committee is responsible for making recommendations to our Board regarding candidates for directorships and the size and composition of our Board. In addition, the Nominating and Governance Committee is responsible for overseeing our corporate governance policies and reporting and making recommendations to our Board concerning governance matters.

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

The Nominating and Governance Committee does not have a specific diversity policy, but consider diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for Board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process. Our Nominating and Governance Committee held one meeting during the fiscal year ended June 30, 2026.

For the fiscal year ended June 30, 2026, Dr. Kreher, Mr. Labrucherie, and Mr. Fauchet received additional compensation for their service as members of our Nominating and Governance Committee as set forth in the Director Compensation Table in Item 11.

Insider Trading Policies

Our insider trading policy prohibits our employees (including executive officers) and directors from engaging in transactions involving short sales, options trading, and hedging or monetization arrangements with respect to our securities, and from holding the Company’s securities in a margin account. Additionally, our insider trading policy generally prohibits

-

such individuals from entering into pledging arrangements with respect to our securities, except in limited circumstances with pre-approval from the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2026, all filing requirements applicable to our executive officers, directors and ten percent beneficial owners were complied with except that a Form 4 was filed late by Sunil Karnawat for RSUs and stock options granted in August 2025.

Item 11. Executive Compensation.

Summary Compensation Table

Our Named Executive Officers (“NEOs”) are set forth in the table below and consist of our principal executive officer, the next two most highly compensated executive officers at fiscal year-end, and one additional executive officer. The following table presents all of the compensation awarded to, earned by or paid to our NEOs during the fiscal years ended June 30, 2026 and 2025:

						Stock		All Other
	Fiscal					Option		Compensation
Name and Position	Year	Salary ($)		Bonus ($)		Awards ($)		($)		Total ($)
Nevan Charles Elam	2026	655,000	(1)	450,912	(5)	4,579,692	(7)	25,806	(8)	5,711,410
Chief Executive Officer	2025	610,825	(1)	451,662	(6)	1,767,204	(7)	21,418	(9)	2,851,109
Brian Roberts, M.D.	2026	512,164	(2)	226,826	(5)	1,775,734	(7)	50,233	(10)	2,564,957
Chief Medical Officer	2025	483,361	(2)	221,988	(6)	667,202	(7)	62,177	(11)	1,434,728
Daron Evans	2026	480,000	(3)	242,666	(5)	1,547,417	(7)	15,383	(12)	2,285,466
Chief Financial and Business Officer	2025	421,458	(3)	231,112	(6)	1,016,452	(7)	46,639	(13)	1,715,661
Sunil Karnawat	2026	415,625	(4)	237,301	(5)	1,945,105	(7)	25,878	(14)	2,623,909
Chief Commercial Officer	2025	—	(15)	—	(15)	—	(15)	—	(15)	—
(1)	Pursuant to the amended and restated employment agreement discussed below, Mr. Elam’s base salary increased from $566,959 to $625,000 on September 15, 2024, and subsequently increased to $685,000 on January 1, 2026. Mr. Elam also serves as Acting Chair of our Board of Directors for which no incremental compensation is paid.
(2)	Pursuant to the employment agreement discussed below, Dr. Roberts’ base salary increased from $477,394 to $489,329 on January 1, 2025, and subsequently increased to $535,000 on January 1, 2026.
(3)	Pursuant to the offer letter and employment agreement discussed below, Mr. Evans’ base salary increased from $275,000 in January 2024 to $460,000 effective September 15, 2024, and subsequently increased to $500,000 on January 1, 2026.
(4)	Pursuant to the offer letter and employment agreement discussed below, Dr. Karnawat’s base salary has been $475,000 since his hire date of August 18, 2025.
(5)	On November 4, 2025, the Board of Directors approved bonus payments for calendar year 2025 services, if applicable. In December 2025, these cash bonus payments were paid to the applicable executive officers. In the table above, 50% of the 2025 calendar year bonus is included for fiscal year 2025 and 50% is included for fiscal year 2026. As of June 30, 2026, the Company estimated approximately 50% of target bonus amounts had been met for the 2026 calendar performance year and included in this table for fiscal year 2026. Cash payments for 2026 bonuses will be subject to Board of Director approval in early calendar year 2027.
(6)	On February 14, 2025, the Board of Directors approved bonus payments for calendar year 2024 services, if applicable. In March 2025, these cash bonus payments were paid to the applicable executive officers. In the table above, 50% of the 2024 calendar year bonus is included as being attributable to fiscal year 2025. As of June 30, 2025, the Company

-

estimated approximately 50% of target bonus amounts had been met for the 2025 calendar performance year and included in this table. Cash payments for 2025 bonuses were approved by the Board of Directors in November 2025.
(7)	The aggregate grant date fair value for stock awards is computed in accordance with ASC 718 set forth by the Financial Accounting Standards Board. A discussion of key assumptions made in the valuation of RSUs and stock options is presented in Note 8 to our consolidated financial statements. For purposes of this table, the entire fair value of awards with time-based vesting are reflected in the year of grant, whereas under ASC 718 the fair value of such awards is generally recognized over the vesting period in our financial statements.
(8)	Amount consists of health, dental, disability and life insurance premiums under our employee benefit plans of $24,774 and health club fees of $1,032.
(9)	Amount consists of health, dental, disability and life insurance premiums under our employee benefit plans.
(10)	Amount consists of health, dental, disability and life insurance premiums under our employee benefit plans of $36,006, health club fees of $3,395, and matching contributions under our 401(k) Plan of $10,832.
(11)	Amount consists of health, dental, disability and life insurance premiums under our employee benefit plans of $44,577, health club fees of $3,600, and matching contributions under our 401(k) Plan of $14,000.
(12)	Amount consists of health, dental, disability and life insurance premiums under our employee benefit plans of $2,295, health club fees of $3,000, and matching contributions under our 401(k) Plan of $10,088.
(13)	Amount consists of health, dental, disability and life insurance premiums under our employee benefit plans of $22,826, health club fees of $3,000, and matching contributions under our 401(k) Plan of $20,813.
(14)	Amount consists of health, dental, disability and life insurance premiums under our employee benefit plans of $18,349, health club fees of $1,520, and matching contributions under our 401(k) Plan of $6,009.
(15)	Dr. Karnawat entered into an employment agreement with the Company effective August 18, 2025, as discussed below. As such, no compensation was earned by Dr. Karnawat for the fiscal year ended June 30, 2025.

Narrative Disclosure to Summary Compensation Table

Presented below is summary of key terms of employment agreements with our NEOs:

Nevan Charles Elam

Effective February 15, 2021, we entered into an employment agreement with Nevan Charles Elam to serve as our Chief Executive Officer. The employment agreement requires Mr. Elam to undertake certain confidentiality, non-competition and non-solicitation obligations. The terms of this agreement provided that Mr. Elam was entitled to receive an annual base salary of $505,000 plus a calendar year target bonus up to 60% of his annual base salary based on achievement of performance criteria set forth by the Board of Directors. Effective January 1, 2024, September 15, 2024, and January 1, 2026 the Board of Directors approved an increase in Mr. Elam’s base salary from $566,959 to $625,000 to $685,000, respectively. Mr. Elam is eligible to participate in all benefit programs available to our executives and employees, including medical, dental, life and disability insurance plans, and our employee stock option plans.

On January 8, 2023, we entered into an amended and restated employment agreement with Mr. Elam that provides in the event we terminate Mr. Elam’s employment outside of a change in control event without “Cause” or if Mr. Elam resigns for “Good Reason”, we are required to pay a severance benefit equal to (i) three times his then current annual base salary, (ii) 150% of his annual Target Bonus, (iii) payment of accrued vacation benefits, and (iv) continuation of certain other benefits such as medical and dental insurance. The aggregate severance benefit is payable over a period of twelve months, and any outstanding stock options that are subject to vesting shall have vesting accelerated with respect to the number of shares that would have vested during the 18-month period following the termination of employment without cause or for Good Reason. All of the vested shares will have an exercise period of twelve months following the termination date under these circumstances.

Furthermore, if Mr. Elam is terminated without cause within 12 months of a Change of Control or if Mr. Elam terminates employment for Good Reason within 12 months following a Change of Control, in addition to the benefits noted above, (i) all Stock Options that are subject to vesting shall have the vesting accelerate and become fully vested, (ii) any shares of capital stock of the Company that are subject to a right of repurchase shall have such right of repurchase lapse and (iii) units then held by Mr. Elam pursuant to a restricted stock unit plan shall immediately vest and become exercisable. All of Mr. Elam’s equity in the Company that has vested upon such termination shall have an exercise period of 12 months

-

following Mr. Elam’s termination of Employment without Cause or for Good Reason within 12 months following a Change of Control. The terms “Cause”, “Change of Control” and “Good Reason” are defined in the employment agreement. In addition on October 17, 2025, we amended Mr. Elam’s employment agreement to provide that in the event that any compensation, payment or distribution by the Company to or for the benefit of Mr. Elam, whether paid or payable or distributed or distributable pursuant to the terms of the Employment Agreement or otherwise (the “Elam Parachute Payments”), would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code (such excise tax hereinafter referred to as the “Excise Tax”), then Mr. Elam shall be entitled to receive an additional payment or payments (collectively, the “Elam Gross-Up Payment”) such that the net amount retained by Mr. Elam, after (i) deduction of any Excise Tax on the Elam Parachute Payments, and (ii) deduction of any federal, state, and local income tax, employment tax and Excise Tax upon the Elam Gross-Up Payment, shall be equal to the Elam Parachute Payments.

Brian Roberts, M.D.

On July 22, 2019, we entered into an employment agreement with Dr. Brian Roberts to serve as our Vice President of Clinical Development. Effective June 1, 2022, Dr. Roberts was appointed to serve as our Chief Medical Officer with an annual base salary of $450,000 and target bonus equal to 40% of his annual base salary. Effective January 1, 2024, January 1, 2025, and January 1, 2026 the Board of Directors approved an increase in Dr. Roberts’ annual salary from $477,394 to  $489,329 to $535,000, respectively. The employment agreement requires Dr. Roberts to undertake certain confidentiality, non-competition and non-solicitation obligations.

On January 8, 2023, we entered into an amended and restated employment agreement with Dr. Roberts that provides in the event that we terminate Dr. Roberts’ employment outside of a change of control event without “Cause” or if Dr. Roberts resigns for “Good Reason”, all of his equity in the Company that is subject to vesting conditions will have accelerated vesting for 12 months and will also have an exercise period of 6 months following the occurrence of the termination event. In addition, upon the occurrence of a termination event other than a change of control and without cause, Dr. Roberts will be entitled to, (i) a severance payment equal to 12 months of salary, (ii) a pro-rata bonus payment equal to the pro-rata bonus amount earned as of the date of the termination event and (iii) continuation of certain other benefits such as medical and dental insurance for 12 months.

If Dr. Roberts is terminated related to a change of control event, all of his equity in the Company that is subject to vesting conditions will have accelerated vesting with an exercise period of 6 months following the occurrence of the termination event. In addition, upon the occurrence of a termination event related to a change of control, Dr. Roberts will be entitled to, (i) a severance payment equal to 18 months of salary, (ii) a pro-rata bonus payment equal to the pro-rata bonus amount earned as of the date of the termination event and (iii) continuation of certain other benefits such as medical and dental insurance for 18 months. The terms “Cause”, “Change of Control” and “Good Reason” are defined in the employment agreement. In addition on October 17, 2025, we amended Dr. Roberts’ employment agreement to provide that in the event that any compensation, payment or distribution by the Company to or for the benefit of Dr. Roberts, whether paid or payable or distributed or distributable pursuant to the terms of his employment agreement or otherwise (the “Roberts Parachute Payments”), would be subject to the Excise Tax, then Dr. Roberts shall be entitled to receive an additional payment or payments (collectively, the “Roberts Gross-Up Payment”) such that the net amount retained by Dr. Roberts, after (i) deduction of any Excise Tax on the Roberts Parachute Payments, and (ii) deduction of any federal, state, and local income tax, employment tax and Excise Tax upon the Roberts Gross-Up Payment, shall be equal to the Roberts Parachute Payments.

Daron Evans

On January 23, 2024, the Company’s Board of Directors approved the appointment of Daron Evans to serve as the Company’s Chief Financial Officer. In connection with Mr. Evan’s appointment, the Company extended an employment offer letter providing for an annual base salary of $275,000 plus a calendar year target bonus up to 50% of his base salary.

Effective September 15, 2024, we entered into an employment agreement with Mr. Evans. Under the terms of this agreement Mr. Evans is entitled to receive an annual base salary of $460,000 plus a calendar year target bonus up to 40% of his annual base salary based on the achievement of performance criteria set forth by the Board of Directors. Effective January 1, 2026 the Board of Directors approved an increase in Mr. Evan’s annual salary to $500,000. The employment

-

agreement provides in the event that we terminate Mr. Evans employment outside of a change of control event without “Cause” or if Mr. Evans resigns for “Good Reason”, all of his equity in the Company that is subject to vesting conditions will have accelerated vesting for 12 months and will also have an exercise period of 6 months following the occurrence of the termination event. In addition, upon the occurrence of a termination event other than a change of control and without cause, Mr. Evans will be entitled to, (i) a severance payment equal to 12 months of salary, (ii) a pro-rata bonus payment equal to the pro-rata bonus amount earned as of the date of the termination event and (iii) continuation of certain other benefits such as medical and dental insurance for 12 months.

If Mr. Evans’ employment is terminated related to a change of control event, all of his equity in the Company that is subject to vesting conditions will have accelerated vesting with an exercise period of 6 months following the occurrence of the termination event. In addition, upon the occurrence of a termination event related to a change of control, Mr. Evans will be entitled to, (i) a severance payment equal to 18 months of salary, (ii) a pro-rata bonus payment equal to the pro-rata bonus amount earned as of the date of the termination event, and (iii) continuation of certain other benefits such as medical and dental insurance for 18 months. The terms “Cause”, “Change of Control” and “Good Reason” are defined in the employment agreement. In addition on October 17, 2025, we amended Mr. Evans’ employment agreement to provide that in the event that any compensation, payment or distribution by the Company to or for the benefit of Mr. Evans, whether paid or payable or distributed or distributable pursuant to the terms of his employment agreement or otherwise (the “Evans Parachute Payments”), would be subject to the Excise Tax, then the Mr. Evans shall be entitled to receive an additional payment or payments (collectively, the “Evans Gross-Up Payment”) such that the net amount retained by Mr. Evans, after (i) deduction of any Excise Tax on the Evans Parachute Payments, and (ii) deduction of any federal, state, and local income tax, employment tax and Excise Tax upon the Evans Gross-Up Payment, shall be equal to the Evans Parachute Payments.

Sunil Karnawat

On August 18, 2025, we entered into an employment agreement with Dr. Sunil Karnawat to serve as our Chief Commercial Officer. Under the terms of this agreement Dr. Karnawat is entitled to receive an annual base salary of $475,000 plus a calendar year target bonus of up to 40% of his annual base salary based on the achievement of performance criteria set forth by the Board of Directors. The Board of Directors also approved the grant of 25,000 restricted stock units and stock options exercisable for the purchase of 275,000 shares of the Company’s common stock at an exercise price of $6.55 per share. The stock options are considered an inducement grant (the “Inducement Grant”) pursuant to Nasdaq Listing Rule 5635(c)(4) whereby the underlying shares were not authorized under any of the Company’s stock option plans. The Inducement Grant is exercisable until August 2035 and will vest for (i) one-fourth of the option shares on the one-year anniversary of the employee start date, and (ii) one thirty-sixth of the remaining option shares vest on the same day of each month thereafter until the Inducement Grant is 100% vested.

The employment agreement provides that upon the occurrence of a termination event other than a change of control, the Company is required to (i) make severance payments equal to 12 months of salary, a pro-rata bonus, and health insurance coverage for 12 months following the termination date, and (ii) all unvested stock options subject to vest over the subsequent 12 month period after the termination event will become immediately exercisable and all outstanding stock options will remain exercisable for 6 months following the termination event. In addition, upon the occurrence of a termination solely due to a change of control event, the Company is required to make severance payments equal to 18 months of salary, a pro-rata bonus, and health insurance coverage for 18 months following the termination event. In addition on October 17, 2025, we amended Dr. Karnawat’s employment agreement to provide that in the event that any compensation, payment or distribution by the Company to or for the benefit of Dr. Karnawat, whether paid or payable or distributed or distributable pursuant to the terms of his employment agreement or otherwise (the “Karnawat Parachute Payments”), would be subject to the Excise Tax, then the Dr. Karnawat shall be entitled to receive an additional payment or payments (collectively, the “Karnawat Gross-Up Payment”) such that the net amount retained by Dr. Karnawat, after (i) deduction of any Excise Tax on the Karnawat Parachute Payments, and (ii) deduction of any federal, state, and local income tax, employment tax and Excise Tax upon the Karnawat Gross-Up Payment, shall be equal to the Karnawat Parachute Payments.

-

Outstanding Equity Awards

As of June 30, 2026, there were no restricted stock awards and no stock options that provide for performance vesting conditions held by any of our NEOs. The following table provides a summary of equity awards outstanding for each of our NEOs as of June 30, 2026:

		Option Awards					Stock Awards
		Number of Securities Underlying			Option	Option	Number Of	Market Value
	Grant	Unexercised Options			Exercise	Expiration	Unvested	Of Unvested
Name	Date	Exercisable	Unexercisable		Price	Date	Securities	Securities ($)(1)
Nevan Charles Elam
	7/31/19	200,000	—		$14.50	7/31/29	—	—
	6/14/21	375,000	—		12.28	6/14/31	—	—
	6/23/22	2,600,000	—		3.40	6/23/32	—	—
	1/23/24	273,888	66,112	(2)	1.02	1/23/34	—	—
	2/16/25	53,333	66,667	(5)	4.61	2/16/35	136,000	707,200	(6)
	6/10/25	13,333	26,667	(7)	4.39	6/10/35	68,000	353,600	(8)
	11/19/25	36,166	149,834	(11)	10.16	11/19/35	317,000	1,648,400	(12)
Total for Mr. Elam		3,551,720	309,280				521,000	2,709,200
Brian Roberts, M.D.
	7/31/19	40,000	—		$14.50	7/31/29	—	—
	6/14/21	75,000	—		12.28	6/14/31	—	—
	6/23/22	700,000	—		3.40	6/23/32	—	—
	1/23/24	104,722	25,278	(2)	1.02	1/23/34	—	—
	2/16/25	20,000	25,000	(5)	4.61	2/16/35	51,333	266,932	(6)
	6/10/25	5,000	10,000	(7)	4.39	6/10/35	26,000	135,200	(8)
	11/19/25	14,000	58,000	(11)	10.16	11/19/35	123,000	639,600	(12)
Total for Dr. Roberts		958,722	118,278				200,333	1,041,732
Daron Evans
	1/23/24	166,145	108,855	(3)	$1.02	1/23/29	—	—
	9/23/24	43,750	56,250	(4)	4.79	9/23/34	—	—
	2/16/25	20,000	25,000	(5)	4.61	2/16/35	51,333	266,932	(6)
	6/10/25	5,000	10,000	(7)	4.39	6/10/35	26,000	135,200	(8)
	11/19/25	12,250	50,750	(11)	10.16	11/19/35	107,000	556,400	(12)
Total for Mr. Evans		247,145	250,855				184,333	958,532
Sunil Karnawat
	8/18/25	—	275,000	(9)	6.55	8/18/35	25,000	130,000	(10)
	11/19/25	3,694	15,306	(11)	10.16	11/19/35	32,000	166,400	(12)
Total for Dr. Karnawat		3,694	290,306				57,000	296,400
(1)	Amounts in this column are calculated by multiplying the number of shares shown as unvested in the prior column by $5.20, the closing price of our common stock on June 30, 2026, as reported on Nasdaq.
(2)	These stock options vest in equal monthly installments over 36 months beginning on January 23, 2024, subject to the executive’s continued service through each vesting date.
(3)	These stock options vest over a four-year period whereby 25% of the shares underlying the options became exercisable on the first anniversary of the grant date, and the options for the remaining shares become exercisable in equal monthly

-

installments over the remaining 36 months beginning on January 23, 2025, subject to the executive’s continued service through each vesting date.
(4)	In September 2024, Mr. Evans received stock options for 100,000 shares of common stock. These stock options vest over a four-year period whereby 25% of the shares underlying the options became exercisable on the first anniversary of the grant date, and the options for the remaining shares become exercisable in equal monthly installments over the remaining 36 months beginning on September 23, 2025, subject to the executive’s continued service through each vesting date. These stock options will expire on September 23, 2034.
(5)	These stock options vest in equal monthly installments over 36 months beginning on March 16, 2025, subject to the executive’s continued service through each vesting date.
(6)	These RSUs vest in equal annual installments over 3 years beginning on March 1, 2026, subject to the executive’s continued service through each vesting date.
(7)	These stock options vest in equal monthly installments over 36 months beginning on July 10, 2025, subject to the executive’s continued service through each vesting date.
(8)	These RSUs vest in equal annual installments over 3 years beginning on July 1, 2026, subject to the executive’s continued service through each vesting date.
(9)	In August 2025, Dr. Karnawat received stock options for 275,000 shares of common stock. These stock options vest over a four-year period whereby 25% of the shares underlying the options became exercisable on the first anniversary of the grant date, and the options for the remaining shares become exercisable in equal monthly installments over the remaining 36 months beginning on August 18, 2026, subject to the executive’s continued service through each vesting date. These stock options will expire on August 18, 2035.
(10)	In August 2025, Dr. Karnawat received RSUs for 25,000 shares of common stock. These RSUs vest in equal annual installments over 4 years beginning on September 1, 2026, subject to the executive’s continued service through each vesting date.
(11)	These stock options vest in equal monthly installments over 36 months beginning on December 19, 2025, subject to the executive’s continued service through each vesting date.
(12)	These RSUs vest in equal annual installments over 3 years beginning on December 1, 2026, subject to the executive’s continued service through each vesting date.

Options Exercised and Stock Vested

For the fiscal year ended June 30, 2026, there were no shares acquired upon the exercise of stock options for any of our NEOs.

The following table provides a summary of equity awards vested, consisting solely of RSUs, for each of our NEOs during the fiscal year ended June 30, 2026:

	Number of		Market Value
	Shares Acquired		Of Vested
Name	On Vesting		Securities(1)
Nevan Charles Elam	68,000	(2)	218,280
Brian Roberts, M.D.	25,667	(2)	82,391
Daron Evans	25,667	(2)	82,391
Sunil Karnawat	—		—
(1)	Amounts in this column are calculated by multiplying the number of shares shown as vested in the prior column by the closing price of our common stock on the vesting date, as reported on Nasdaq.
(2)	These RSUs vested on March 1, 2026. The closing price of our common stock on the vesting date was $3.21.

Equity Award Grant Practices

As required by Item 402(x) of Regulation S-K, we are providing information regarding our policies and practices on the timing of awards of options in relation to the disclosure of material nonpublic information (“MNPI”). We do not currently have a formal policy surrounding the timing of equity awards. The Compensation Committee does not take MNPI into

-

account when determining the timing and terms of equity awards granted and we do not time the disclosure of MNPI for the purpose of affecting the value of executive compensation.

For the fiscal year ended June 30, 2026, no equity awards were granted to a NEO in the period beginning four business days before, or ending one business day after, the filing or furnishing of a periodic or current report that discloses MNPI of the Company.

Director Compensation

We utilize a combination of cash and share-based incentive compensation to attract and retain qualified candidates to serve on our Board. Additionally, our directors are reimbursed for reasonable travel expenses incurred in attending meetings. Presented below is a listing of the individuals that served as directors and the related committee appointments as of June 30, 2026:

Committee Appointments
Director Name	Audit	Compensation	Nominating and Governance
Committee Members as of June 30, 2026:
Erik Harris(1)		X
Gil Labrucherie(2)	X		X
Nerissa Kreher, M.D.(3)		X	X
Philippe Fauchet(4)	X		X
Wladimir Hogenhuis, M.D.(5)	X	X
Young-Jin Kim(6)
(1)	Mr. Harris was appointed to serve as a member of our Board of Directors and Compensation Committee on March 25, 2025 and July 1, 2025, respectively.
(2)	Mr. Labrucherie was appointed to serve as a member of our Board of Directors, Nominating and Governance Committee, and as chair of our Audit Committee on November 20, 2019.
(3)	Dr. Kreher was appointed to serve as a member of our Board of Directors, Compensation Committee, and Nominating and Governance Committee on March 2, 2021, and chair of our Nominating and Governance Committee as of July 1, 2022.
(4)	Mr. Fauchet was appointed to serve as a member of our Board of Directors, Audit Committee, and Nominating and Governance Committee on September 10, 2020.
(5)	Dr. Hogenhuis was appointed to serve as a member of our Board of Directors, Audit Committee, and Compensation Committee on March 2, 2021 and chair of our Compensation Committee as of July 1, 2022.
(6)	Mr. Young-Jin Kim was appointed to serve as our Chair of the Board of Directors on February 16, 2019. He resigned from this position as Chair in May 2022 but remains a member of our Board of Directors.

Director Compensation Tables

Nevan Charles Elam has served as our Chief Executive Officer and a member of our Board of Directors since January 2013. In addition, Mr. Elam has served as Acting Chair of the Board of Directors since May 2022. Mr. Elam does not receive any additional compensation for serving as a director or as our Acting Chair and therefore has been excluded from the following table. Please refer to the “Executive Compensation” section above for a description of Mr. Elam’s compensation.

-

The following table provides information related to the compensation of the remaining individuals that served as members of our Board of Directors during the fiscal year ended June 30, 2026:

	Fees Earned
	or Paid in		Stock		Option
Name	Cash ($)		Awards ($)(7)		Awards ($)(7)		Total ($)
Erik Harris	52,250	(1)	213,360	(8)	87,676	(9)	353,286
Gil Labrucherie	72,250	(2)	213,360	(8)	87,676	(9)	373,286
Nerissa Kreher, M.D.	65,750	(3)	213,360	(8)	87,676	(9)	366,786
Philippe Fauchet	62,250	(4)	213,360	(8)	87,676	(9)	363,286
Wladimir Hogenhuis, M.D.	68,500	(5)	213,360	(8)	87,676	(9)	369,536
Young-Jin Kim	45,000	(6)	213,360	(8)	87,676	(9)	346,036
(1)	Consists of $45,000 for serving as a member of the Board of Directors and $7,250 for serving as a member of the Compensation Committee.
(2)	Consists of $45,000 for serving as a member of the Board of Directors, $20,000 for serving as Chair of the Audit Committee and $7,250 for serving as a member of the Nominating and Governance Committee.
(3)	Consists of $45,000 for serving as a member of the Board of Directors, $13,500 for serving as Chair of the Nominating and Governance Committee and $7,250 for serving as a member of the Compensation Committee.
(4)	Consists of $45,000 for serving as a member of the Board of Directors, $10,000 for serving as a member of the Audit Committee and $7,250 for serving as a member of the Nominating and Governance Committee.
(5)	Consists of $45,000 for serving as a member of the Board of Directors, $13,500 for serving as Chair of the Compensation Committee and $10,000 for serving as a member of the Audit Committee.
(6)	Consists of $45,000 for serving as a member of the Board of Directors.
(7)	The aggregate grant date fair value for the stock awards (restricted stock units or “RSUs”) and stock option awards is computed in accordance with ASC 718 set forth by the Financial Accounting Standards Board. A discussion of key assumptions made in the valuation of RSUs and stock options is presented in Note 8 to our consolidated financial statements. For purposes of this table, the entire fair value of awards is reflected in the year of grant, whereas under ASC 718 the fair value of such awards are generally recognized over the vesting period in our financial statement.
(8)	Consists of the fair value of RSUs granted on November 19, 2025 for 21,000 shares at $10.16 per share, to each director identified above. These RSUs cliff vest for the entire award on December 1, 2026.
(9)	Consists of the fair value of a stock option granted on November 19, 2025 for 12,000 shares exercisable at $10.16 per share for a period of ten years. These stock options cliff vest for the entire award on December 1, 2026.

The aggregate number of outstanding equity awards held by our non-employee directors as of June 30, 2026 was as follows:

	Shares Underlying	Shares Underlying
	Stock Awards Outstanding	Options Outstanding
	Unvested	Vested	Unvested
Erik Harris	21,000	25,000	47,000
Gil Labrucherie	30,000	132,166	22,834
Nerissa Kreher, M.D.	30,000	129,166	22,834
Philippe Fauchet	30,000	129,166	22,834
Wladimir Hogenhuis, M.D.	30,000	129,166	22,834
Young-Jin Kim	30,000	55,000	17,000

Compensation Recovery Policy

The Compensation Committee has adopted a compensation recovery policy (the “Clawback Policy”) in compliance with applicable SEC rules and Nasdaq listing standards, that provides for the recovery of certain incentive-based compensation paid or granted to our executive officers in the event we are required to restate our financial statements. The Clawback Policy provides that, in the event of the restatement of any financial reporting required under the securities laws, our board of directors (or applicable committee thereof) will take such actions as necessary to recover the portion of any incentive-

-

based compensation that was granted, earned or vested based wholly or in part on the attainment of a financial reporting measure that exceeds the amount they would have received had their incentive-based compensation been calculated based on the financial restatement. The recovery period extends up to three years prior to the date that it is, or reasonably should have been, concluded that we are required to prepare a restatement. The Clawback Policy is enforced without consideration of responsibility or fault or lack thereof. The Clawback Policy is administered by our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock by (i) each director, (ii) each Named Executive Officer, (iii) all directors and executive officers as a group, and (iv) each person who we know beneficially owns more than 5% of our common stock, in each case as of September 21, 2026 (the “Determination Date”), unless otherwise indicated below. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and generally includes voting or investment power with respect to such securities. Under these rules, beneficial ownership includes all shares as to which the individual or entity has sole or shared voting power and investment power and includes all shares that an individual or entity has the right to acquire within 60 days after the Determination Date through the exercise of pre-funded warrants, other warrants, stock options, or other rights.

Certain shareholders have voluntarily placed ownership blocker restrictions that prevent exercise of their pre-funded warrants and other warrants for a 60-day period. Accordingly, such pre-funded warrants and other warrants with ownership blocker restrictions are not considered to be beneficially owned by those shareholders because the underlying shares do not have voting and dispositive rights within 60 days after the Determination Date.

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

-

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 96,722,333 shares of common stock issued and outstanding as of the Determination Date. Unless otherwise indicated, the address of our directors and executive officers is c/o Rezolute, Inc., 275 Shoreline Drive, Suite 500, Redwood City, California 94065.

		Beneficial		Percent
Name of Beneficial Owner	Position with Company	Ownership		of Class
Stockholders in excess of 5%
Entities associated with Federated Hermes, Inc.	Stockholder	16,534,712	(1)	16.49%
RA Capital Management, L.P.	Stockholder	9,180,000	(2)	9.49%
Handok, Inc.	Stockholder	8,423,386	(3)	8.71%
BlackRock	Stockholder	7,718,291	(4)	7.98%
Opaleye Management Inc.	Stockholder	6,300,000	(5)	6.51%
Dellora Investments Master Fund, L.P.	Stockholder	5,721,834	(6)	5.92%
Directors and Executive Officers:
Nevan Charles Elam	Chief Executive Officer, Acting Chair of the Board of Directors	3,744,718	(7)	3.73%
Erik Harris	Director	31,666	(8)	*
Gil Labrucherie	Director	228,572	(9)	*
Nerissa Kreher, M.D.	Director	175,076	(10)	*
Philippe Fauchet	Director	171,500	(11)	*
Wladimir Hogenhuis, M.D.	Director	236,175	(12)	*
Young-Jin Kim	Director	8,633,336	(13)	8.92%
Brian Roberts, M.D.	Chief Medical Officer	1,109,184	(14)	1.14%
Daron Evans	Chief Financial and Business Officer	628,212	(15)	*
Sunil Karnawat	Chief Commercial Officer	120,693	(16)	*
Directors and executive officers as a group (10 people)		15,079,132	(17)	14.73%
(1)	The number of shares includes an aggregate of 12,990,659 shares of common stock held by entities associated with Federated Hermes, Inc. as reported on a Schedule 13F-HR filed on August 12, 2026, 123,000 shares currently issuable upon the exercise of pre-funded warrants at $0.01 per share and 3,421,053 shares currently issuable upon the exercise of the 2022 pre-funded warrants at $0.001 per share. The number of shares excludes 400,000 shares currently issuable upon the exercise of warrants at $19.50 per share due to a 14.99% ownership blocker, 1,875,000 shares currently issuable upon the exercise of the 2024 pre-funded warrants at $0.001 per share due to a 14.99% ownership blocker and 2,755,385 shares currently issuable upon the exercise of the 2025 pre-funded warrants at $0.001 per share due to a 14.99% ownership blocker. These shares and warrants are owned by separate entities which are collectively referred to as the “Funds” which are managed by Federated Global Investment Management Corp., a wholly owned subsidiary of FII Holdings, Inc., which is a wholly owned subsidiary of Federated Hermes, Inc. (the “Parent”). All of the Parent’s outstanding voting stock is held in the Voting Shares Irrevocable Trust (the “Trust”) for which Thomas R. Donahue, Ann C. Donahue and J. Christopher Donahue act as trustees (collectively referred to as the “Trustees”). The Parent’s subsidiary has the power to direct the vote and disposition of the securities held by the Funds. Each of the Parent, its subsidiary, the Trust, and each of the Trustees expressly disclaim beneficial ownership of such securities. The address of the entities associated with Federated Hermes, Inc. is 4000 Ericsson Drive, Warrendale, PA 15086.
(2)	This information is based solely on information reported on a Schedule 13F-HR filed on August 14, 2026. RA Capital Management, L.P. is the investment manager for RA Healthcare. The general partner of RA Capital Management, L.P. is RA Capital Management GP, LLC, of which Peter Kolchinsky, Ph.D. and Rajeev Shah are the managing members. RA Capital Management, L.P., RA Capital Management GP, LLC, Peter Kolchinsky, Ph.D. and Rajeev Shah may be deemed to have voting and investment power over the shares held of record by RA Healthcare. RA Capital Management, L.P., RA Capital Management GP, LLC, Peter Kolchinsky, Ph.D. and Rajeev Shah disclaim beneficial ownership of such shares, except to the extent of any pecuniary interest therein. The address of the entities listed above is 200 Berkeley Street, 18th Floor, Boston, Massachusetts 02116.
(3)	Voting and investment authority over our shares of common stock owned by Handok, Inc. is held by the board of directors of Handok, Inc. The address of the stockholder is 132, Teheran-Ro, Gangman Gu, Seoul, Republic of Korea.

-

(4)	This information is based solely on information reported on a Schedule 13F-HR filed on August 7, 2026. All shares are beneficially owned by BlackRock, a parent holding company, and on behalf of its wholly owned subsidiaries (i) BlackRock Advisors, LLC; (ii) BlackRock Investment Management (UK) Limited; (iii) BlackRock Asset Management Canada Limited; (iv) BlackRock (Netherlands) B.V.; (v) BlackRock Investment Management (Australia) Limited; (vi) BlackRock Fund Advisors; (vii) BlackRock Asset Management Ireland Limited; (viii) BlackRock Institutional Trust Company, National Association; (ix) BlackRock Financial Management, Inc.; (x) BlackRock Fund Managers Ltd; (xi) BlackRock Asset Management Schweiz AG; (xii) BlackRock Investment Management, LLC. The address of BlackRock, Inc. is 50 Hudson Yards, New York, NY 10001.
(5)	This information is based solely on information reported on a Schedule 13G/A filed on May 11, 2026. Opaleye Management Inc. (“Opaleye”) serves as investment manager to Opaleye, L.P. and as a portfolio manager for a separate managed account (the “Managed Account”) and may be deemed to indirectly beneficially own securities owned by the Managed Account. Opaleye disclaims beneficial ownership of the shares held by the Managed Account. Mr. James Silverman is the President of Opaleye. The address of Opaleye is One Boston Place, 26th Floor, Boston, MA 02108.
(6)	Based on a Schedule 13G filed with the SEC on August 5, 2026. Dellora Investments, L.P., investment adviser to Dellora Investments Master Fund, L.P., may be deemed to be the beneficial owner of the shares of common stock. Mr. Pyun, as Principal of Dellora Investments, L.P., with the power to exercise investment and voting discretion, may be deemed to be the beneficial owner of the shares of common stock. Dellora Investments, L.P. and Mr. Pyun expressly disclaim beneficial ownership of the shares of common stock. The principal business address of the reporting person is c/o Dellora Investments, L.P., 283 Greenwich Avenue, 3rd Floor, Greenwich, CT 06830.
(7)	Consists of (i) 107,164 shares of our common stock and (ii) 3,637,554 shares of our common stock issuable upon exercise of stock options that are exercisable within 60 days of the Determination Date.
(8)	Consists of 31,666 shares of our common stock issuable upon exercise of stock options that are exercisable within 60 days of the Determination Date.
(9)	Consists of (i) 34,500 shares of our common stock, (ii) 53,572 shares of our common stock owned by a trust controlled by Mr. Labrucherie, and (iii) 140,500 shares of our common stock issuable upon exercise of stock options that are exercisable within 60 days of the Determination Date.
(10)	Consists of (i) 37,576 shares of our common stock and (ii) 137,500 shares of our common stock issuable upon exercise of stock options that are exercisable within 60 days of the Determination Date.
(11)	Consists of (i) 34,000 shares of our common stock and (ii) 137,500 shares of our common stock issuable upon exercise of stock options that are exercisable within 60 days of the Determination Date.
(12)	Consists of (i) 98,675 shares of our common stock and (ii) 137,500 shares of our common stock issuable upon exercise of stock options that are exercisable within 60 days of the Determination Date.
(13)	Consists of (i) 149,950 shares of our common stock owned by Mr. Kim, (ii) 8,423,386 shares of our common stock that are owned by Handok, Inc., and (iii) 60,000 shares of our common stock issuable upon exercise of stock options that are exercisable within 60 days of the Determination Date. As Chairman and CEO of Handok, Inc., Mr. Kim has shared investment and voting authority over the shares owned by Handok, Inc.
(14)	Consists of (i) 102,185 shares of our common stock, (ii) 15,500 shares of our common stock held in an Individual Retirement Arrangement (“IRA”), and (iii) 991,499 shares of our common stock issuable upon exercise of stock options that are exercisable within 60 days of the Determination Date.
(15)	Consists of (i) 235,734 shares of common stock, (ii) 97,000 shares owned by related parties, and (iii) 295,478 shares of our common stock issuable upon exercise of stock options that are exercisable within 60 days of the Determination Date.
(16)	Consists of (i) 18,525 shares of common stock, (ii) 9,898 shares of common stock held in an IRA and health savings account, and (iii) 92,270 shares of our common stock issuable upon exercise of stock options that are exercisable within 60 days of the Determination Date.
(17)	Consists of (i) 9,417,665 shares of our common stock that are either owned or beneficially owned by our directors and officers as discussed above and (ii) an aggregate of 5,661,467 shares of our common stock issuable upon exercise of stock options that are exercisable within 60 days of the Determination Date.

*     Less than 1%.

-

Equity Compensation Plan Information

The following table displays equity compensation plan information as of June 30, 2026:

		Shares to be Issued Upon				Securities
	Plan	Exercise of Outstanding Options:				Available
	Termination	Number of		Weighted Average		For Future
	Date	Shares		Exercise Price		Issuance
Equity compensation plans approved by security holders:
2015 Non-Qualified Stock Option Plan	February 23, 2020	14,000		$14.50		—
2016 Non-Qualified Stock Option Plan	October 31, 2021	115,200		16.46		—
2021 Equity Incentive Plan	March 31, 2031	13,664,566	(1)	4.03	(1)	6,528,986
2022 Employee Stock Purchase Plan	Indefinite	—		—		500,000
Equity compensation plans not approved by security holders:
2019 Non-Qualified Stock Option Plan	July 31, 2029	200,000		14.50		—
Inducement Stock Options	January 23, 2029	705,000		1.02		795,000
Total		14,698,766		$4.37		7,823,986
(1)	Includes 2.2 million shares of common stock issuable (subject to vesting) with respect to restricted stock units granted pursuant to the 2021 Plan. These shares are not included in the calculation of the weighted average exercise price.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The Review, Approval or Ratification of Transactions with Related Persons

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

Director Independence

Because our common stock is currently listed on the Nasdaq Capital Market, we have used the definition of “independence” as defined under the rules of the Nasdaq Stock Market to determine whether our current directors or our new directors are independent. We have determined that as of June 30, 2026, Messrs. Fauchet, Harris and Labrucherie and Drs. Hogenhuis and Kreher were independent directors as defined by Nasdaq Rule 5605(a)(2), and for purposes of Section 16 of the Exchange Act. Nasdaq Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Nasdaq listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the Company;
●	the director or a family member of the director accepted any compensation from the Company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);
●	a family member of the director is, or at any time during the past three years was, an executive officer of the Company;

-

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);
●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the Company served on the compensation committee of such other entity; or
●	the director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the Company’s audit.

Investors in Registered Direct Offerings

In connection with the 2024 Private Placement in July 2024, Handok purchased 1,250,000 shares of common stock at $4.00 per share. The aggregate gross proceeds from Handok amounted to $5.0 million.

In connection with the 2025 Private Placement in May 2025, Handok and Dr. Nerissa Kreher purchased 1,230,769 and 3,076 shares, respectively, of common stock at $3.25 per share. The aggregate gross proceeds from these transactions amounted to $4.0 million.

Item 14. Principal Accountant Fees and Services.

Grant Thornton served as our independent registered public accounting firm for the fiscal years ending June 30, 2026 and 2025. The aggregate fees billed by Grant Thornton for professional services rendered to us for the fiscal years ended June 30, 2026 and 2025 are set forth in the table below.

	2026	2025
Audit fees (1)	$603,220	$613,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$603,220	$613,000
(1)	Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our quarterly reports on Form 10-Q, and reviews of any other SEC filings.

Pre-Approval Policy

Our Audit Committee endeavors to approve in advance all services provided by our independent registered public accounting firm. All services provided by our independent registered public accounting firm for the fiscal years ended June 30, 2026 and 2025 were pre-approved by the Audit Committee.

-

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Reference is made to Item 8 of Part II for the Company’s consolidated financial statements filed as part of this Annual Report.

(a)(2) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto included in Item 8 of Part II of this Annual Report.

(a)(3) Exhibits

Certain of the agreements filed as exhibits to this Annual Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

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

The following exhibits of Rezolute, Inc. are filed or incorporated by reference as part of this Annual Report. For exhibits that are incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

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

3.1	Delaware Certificate of Merger, effective as of June 18, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 21, 2021)

-

3.2	Nevada Articles of Merger, effective as of June 18, 2021 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on June 21, 2021)
3.3	Amended and Restated Articles of Incorporation of Rezolute Nevada Merger Corporation (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K filed on June 21, 2021)
3.4	Certificate of Amendment, as filed with the Secretary of State of the State of Nevada on June 16, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 17, 2022)
3.5

Certificate of Amendment, as filed with the Secretary of State of the State of Nevada on December 6, 2024 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 10, 2024)

3.6	Amended and Restated Bylaws of Rezolute Nevada Merger Corporation (incorporated by reference to Exhibit 3.4 of the Company’s Form 10-K filed on September 15, 2021)
4.1	Description of Securities*
10.1	Amendment No. 1 to the Amended and Restated Employment Agreement of Nevan Elam, dated October 17, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 6, 2025)
10.2

Amendment No. 1 to the Amended and Restated Employment Agreement of Brian Roberts, dated October 17, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on November 6, 2025)

10.3	Amendment No. 1 to the Amended and Restated Employment Agreement of Daron Evans, dated October 17, 2025 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on November 6, 2025)
10.4

Amendment No. 1 to the Amended and Restated Employment Agreement of Sunil Karnawat, dated October 17, 2025 (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on November 6, 2025)

10.5	AntriaBio, Inc. 2015 Non Qualified Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on February 24, 2015)
10.6	AntriaBio, Inc. 2016 Non Qualified Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on November 4, 2016)
10.7	AntriaBio, Inc. 2016 Non Qualified Stock Option Plan, as Amended (incorporated by reference to Exhibit 10.25 of the Company’s Form 10-K filed on September 21, 2017)
10.8	Rezolute, Inc. First Amendment to the 2016 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit C to the Company’s Schedule 14A definitive proxy statement filed on April 5, 2019)
10.9	2019 Non Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on August 6, 2019)
10.10	Rezolute, Inc. Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.23 of the Company’s Form 10-K filed on September 15, 2022)
10.11	Rezolute, Inc. 2022 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 filed on November 7, 2022)
10.12	2021 Incentive Compensation Plan Amendment (incorporated by reference to Appendix A of the Company’s Schedule 14A definitive proxy statement filed on April 15, 2024)
10.13	2021 Incentive Compensation Plan Amendment (incorporated by reference to Appendix A of the Company’s Schedule 14A definitive proxy statement filed on October 21, 2024)
10.14	2021 Incentive Compensation Plan Amendment (incorporated by reference to Appendix A of the Company’s Schedule 14A definitive proxy statement filed on October 7, 2025)
10.15	Development and License Agreement with ActiveSite Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 7, 2017)
10.16	License Agreement with XOMA (US) LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on February 14, 2018)
10.17	Amendment No. 2 to the Stock Purchase Agreement with XOMA (US) LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on February 14, 2019)

-

10.18	Amendment No. 2 to the License Agreement with XOMA (US) LLC (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed on February 14, 2019)
10.19	Amendment No. 3 to the License Agreement with XOMA (US) LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 14, 2020)
10.20	License Agreement with Handok, Inc. entered into on September 15, 2020 (incorporated by reference to Exhibit 10.21 of the Company’s Form 10-K filed on October 13, 2020)
10.21

Exit Fee Agreement, dated as of April 14, 2021 by and among Rezolute, Inc., SLR Investment Corp, as collateral agent and lender, and the other lenders named therein (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on May 17, 2021)

10.22	Open Market Sale Agreement by and between Rezolute, Inc. and Jefferies, LLC (incorporated by reference to Exhibit 1.2 of the Registration Statement on Form S-3 filed on November 14, 2023)
10.23	Form of Financing Warrant (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on April 3, 2018)
10.24	Form of Common Stock Purchase Warrant by and between the Company and the Investor identified therein (incorporated by reference to Exhibit 4.1 the Company’s Form 8-K filed on October 13, 2020)
10.25	Form of Pre-Funded Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on October 13, 2021)
10.26	Form of Class A Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on May 4, 2022)
10.27	Form of Class B Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on May 4, 2022)
10.28	Form of Exchange Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on March 14, 2024)
10.29	Form of Securities Exchange Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-k filed on March 14, 2024)
10.30	Form of Pre-funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 14, 2024)
10.31	Form of Pre-funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on April 23, 2025)
10.32

Form of Securities Purchase Agreement, dated June 25, 2024, by and between Rezolute, Inc., and the purchasers identified therein (incorporated by reference to Exhibit 10.36 of the Company’s Form 10-K filed on September 19, 2024)

10.33

Registration Rights Agreement, dated June 25, 2024, by and between Rezolute, Inc., and the purchasers identified therein (incorporated by reference to Exhibit 10.37 of the Company’s Form 10-K filed on September 19, 2024)

10.34

Form of Securities Purchase Agreement, dated May 23, 2025 by and between Rezolute, Inc., and the purchasers identified therein (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-3 filed on July 17, 2025)

10.35

Registration Rights Agreement, dated May 23, 2025 by and between Rezolute, Inc., and the purchasers identified therein (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-3 filed on July 17, 2025)

10.36	Form of Award Agreement for Inducement Award Outside of 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8 filed on December 30, 2024)
14.1	Rezolute, Inc. Code of Ethics, as amended and restated as of May 30, 2023 (incorporated by reference to Exhibit 14.1 of the Company’s Form 8-K filed on June 2, 2023)
19.1	Rezolute, Inc. Insider Trading Policy, as amended and restated as of June 10, 2025 (incorporated by reference to Exhibit 19.1 of the Company’s Form 10-K filed on September 17, 2025)
21.1	Listing of Subsidiaries*
23.1	Consent of Grant Thornton, LLP*

-

31.1	Certifications of Principal Executive Officer as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certifications of Principal Financial Officer as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Principal Executive Officer as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certifications of Principal Financial Officer as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
97	Clawback Policy (incorporated by reference to Exhibit 97 of the Company’s Form 10-K filed on September 19, 2024)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101)

*Filed herewith.

In accordance with SEC Release 33-8238, Exhibit 32.1 and Exhibit 32.2 are being furnished and not filed.

Item 16. Form 10-K Summary.

Not applicable

-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REZOLUTE, INC.

Date: September 24, 2026	By:	/s/ Nevan Charles Elam
Nevan Charles Elam
Acting Chair of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 24, 2026	By:	/s/ Nevan Charles Elam
Nevan Charles Elam
Acting Chair of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: September 24, 2026	By:	/s/ Daron Evans
Daron Evans
Chief Financial and Business Officer (Principal Financial Officer)

Date: September 24, 2026	By:	/s/ Erik Harris
Erik Harris
Director

Date: September 24, 2026	By:	/s/ Gil Labrucherie
Gil Labrucherie
Director

Date: September 24, 2026	By:	/s/ Nerissa Kreher
Nerissa Kreher
Director

Date: September 24, 2026	By:	/s/ Philippe Fauchet
Philippe Fauchet
Director

Date: September 24, 2026	By:	/s/ Wladimir Hogenhuis
Wladimir Hogenhuis
Director

Date: September 24, 2026	By:	/s/ Young-Jin Kim
Young-Jin Kim
Director

-